Form 10-K
period 2021-06-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2021-09-29
CIK 875729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: June 30, 2021

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

[_] Yes [X] No

The aggregate market value of the approximately 30,000,000 shares of voting stock held by non-affiliates of the Registrant as of June 30, 2021 approximated $41.5 million.  As of August 1, 2021, the Registrant had 41,431,986 shares of common stock issued and 40,727,677 shares of common stock outstanding.

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

Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following (not set forth in any order that ranks priority or magnitude):

•	failure of the political, legal, regulatory and economic climate to support funding of environmental clean-up and enforcement of environmental rules and regulations;
•	changes in the public's perceptions of large scale livestock agriculture/CAFOs, consumption of meat and dairy, environmental protection and other related issues; cybercrimes/ hacking (actual and potential) of the Company’s online presence and limited operational computer systems; the Company’s biontech.com domain was hacked/stolen during 2021 and the Company migrated to the bionenviro.com domain name. The Company has initiated litigation seeking its recovery and other relief. See Item 3 “Legal Proceedings” and Note 9 to Financial Statements, “Litigation ” ;
•	the Company's extremely limited financial and management resources which need to be augmented and limited ability to raise additional needed funds and/or hire needed personnel;
•	unsatisfactory wrap-up of the business activities of Bion PA-1 LLC (“PA1”) and/or resolution of PA-1’s negotiations with the Pennvest Infrastructure Authority (“Pennvest”) regarding PA1’s Pennvest Loan (presently in default) and the Kreider 1 System (see “Part I, Items 1 and Item 7” and “Notes to Financial Statements” below);
•	continued delays in (and/or failure of) development of markets (or other means of monetization) for nutrient reductions and other environmental benefits from agriculture and CAFOs and related waste treatment facilities; including failure of markets for nutrient (nitrogen and phosphorus) reductions to develop sufficient breadth and depth;
•	potential delays in constructing the Company’s initial 3G Tech system installation and/or further delays in the Kreider 2 project and other potential Projects;
•	the ability of the Company to implement its business strategy;
•	the extent of the Company's success in the development of joint ventures (“JVs”) and development/operation of Projects and retrofit/remediation of existing livestock facilities(“Retrofits”);
•	dependence upon key personnel and the ability of the Company to keep its existing personnel and their accumulated expertise including the substantial risk of illness or death of one or more key personnel (most of whom are over 70 years of age and/or have existing health vulnerabilities that are exacerbated by the COVID-19 pandemic) and the need to obtain the services of additional personnel as employees and/or consultants as the Company’s business progresses;
•	engineering, mechanical or technological difficulties with operational equipment including potential mechanical failure or under-performance of equipment; operating variances from expectations;
•	the substantial capital expenditures required for the Company’s proposed JVs and development/construction of the Company's proposed Projects and Retrofits (including Integrated Projects) and the related need to fund such capital requirements through commercial banks and/or public or private securities markets;
•	the need to develop and re-develop technology and related applications;
•	operating hazards attendant to the environmental clean-up, CAFO and renewable energy production, fertilizer and/or food processing and biofuel industries;
•	seasonal and climatic conditions;
•	decreased availability and increased cost of material and equipment (including those caused by the COVID-19 pandemic);
•	the strength and financial resources of the Company's potential competitors;
•	general economic, Covid-19 pandemic (see Item 7. “Management's Discussion And Analysis Of Financial Condition and Results Of Operations” and Note 1 to Financial Statements, “Covid-19 pandemic related matters”); and capital market conditions;
•	industry risks, including environmental related problems;
•	delays in anticipated permit approval and/or start-up dates;
•	the limited liquidity of the Company's equity securities; limited availability of capital for small public companies like Bion in the current financial markets; and
•	the Company’s limited ability to comply with current and rapidly evolving ESG (environmental, social and governance) related items to date (which is due in large part to the Company’s small size and the fact that the Company has engaged in almost new hiring ‘in house’ during the past decade combined with the Company’s limited financial capacity and the particular the industry segments in which the Company is working) may inhibit the Company’s ability to raise capital and increase its shareholder base.

We do not undertake and specifically disclaim any obligation to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

PART I

ITEM 1.  BUSINESS.

GENERAL

Bion Environmental Technologies, Inc. ("Bion," "Company," "We," "Us," or "Our") was incorporated in 1987 in the State of Colorado.

Our patented and proprietary technology provides economically sustainable comprehensive environmental solutions to one of the greatest water air and water quality problems in the U.S. today: pollution from large-scale livestock production facilities (also known as “Concentrated Animal Feeding Operations” or “CAFOs”).  Application of our technology and technology platform can simultaneously mitigate environmental problems and improve operational/resource efficiencies by recovering high-value co-products from the CAFOs’ waste stream that have traditionally been wasted or underutilized, including renewable energy, nutrients (including ammonia nitrogen and phosphorus) and water.

During the 2016 to 2021 fiscal years, the Company focused a large portion of its activities on developing, testing and demonstrating the 3rd generation of its technology and technology platform (“3G Tech”) with emphasis on increasing the efficiency of production of valuable co-products from the waste treatment process, including ammonia nitrogen in the form of organic ammonium bicarbonate products. The Company’s initial ammonium bicarbonate liquid product completed its Organic Materials Review Institute (“OMRI”) application and review process with approval during May 2020. An application for our first solid ammonium bicarbonate product – AD Nitrogen – has been filed and is in the review process (see discussion at “Organic Fertilizer products” below).

Bion is now focused primarily on: i) development/construction of its initial commercial-scale 3G Tech installation, ii) developing applications and markets for its organic fertilizer products and its sustainable (conventional and organic) animal protein products, and iii) initiation and development of joint ventures (“JVs” as discussed below) (and related projects) and strategic relationships based on the augmented capabilities of our 3G Tech, while (iv) continuing to pursue business opportunities related to large retrofit projects (such as the Kreider poultry project JV described below) and (vi) ongoing R&D activities.

The $175 billion U.S. livestock industry is under intense scrutiny for its environmental and public health impacts – its ‘environmental sustainability’-- at the same time it is struggling with declining revenues and margins (derived in part from clinging to its historic practices and resulting limitations and impacts) which threaten its ‘economic sustainability’. Its failure to adequately respond to consumer concerns ranging including food safety, environmental impacts, and humane treatment of animals have provided impetus for plant-based alternatives such as Beyond Meat and Impossible Burger (and many others) being marketed as “sustainable” alternatives for this growing consumer segment of the market.

The Company believes that its 3G Tech, in addition to providing superior environmental remediation, creates opportunities for large scale production of: i) verifiably sustainable-branded livestock products and ii) verifiably sustainable organic-branded livestock products that will command premium pricing (in part due to ongoing monitoring and third-party verification of environmental performance which will provide meaningful assurances to both consumers and regulatory agencies). Each of these two distinct market segments (which the Company intends to pursue in parallel) presents a large production/marketing opportunity for Bion. Our 3G Tech platform will also produce revenues from co-products: i) pipeline quality biogas (and related environmental credits) and ii) valuable organic fertilizer products, which can be utilized in the production of organic grains for use as feed for raising organic livestock (some of which may be utilized in the Company’s JV projects) and/or marketed to the growing organic fertilizer market.

During late September 2021, Bion entered into a lease for the development site of its initial commercial scale 3G Tech project in September 2021(“Initial Project”), which Initial Project will be located on approximately four (4) acres of leased land near Fair Oaks, Indiana. Terms for an additional related agreement regarding disposal of certain manure effluent have been agreed upon with the Curtis Creek Dairy unit of Fair Oaks Farms (“FOF”) and the Company expects the agreement to be finalized by the end of the first full week of October 2021. Design and pre-development work commenced during August 2021 and preparation for active surveying, site engineering and other work is now underway. The Initial Project will be an environmentally sustainable beef cattle feeding facility, equipped with state-of-the-art housing and Bion’s 3G-Tech platform to provide waste treatment and resource recovery. Bion has designed the project to house and feed approximately 300 head of beef cattle. The facility will include Bion’s 3G Tech platform including: i) covered barns with solar photovoltaic generation, ii) anaerobic digestion for renewable energy recovery; iii) livestock waste treatment and resource recovery technology; iv) Bion’s ammonium bicarbonate recovery and crystallization technology and iv) data collection software to document system efficiencies and environmental benefits (with the Bion 3G Tech facilities capable of treating the waste from approximately 1,500 head). The facility will be large enough to demonstrate engineering capabilities of Bion’s 3G Tech at commercial scale, but small enough that it can be constructed and commissioned quickly, with operations targeted to commence sometime during the Spring of 2022. This project is not being developed at economic commercial scale or with an expectation of profitability due to its limited scale. However, successful installation, commissioning, and operations will demonstrate scalability, determine operating parameters at scale, and provide ongoing production and engineering capabilities, all being critical steps that must be accomplished before developing large projects with JV partners. Specifically, the Initial Project is being developed to provide and/or accomplish the following:

i.            Proof of 3G Tech platform scalability

-	Document system efficiency and environmental benefits and enable final engineering modifications to optimize each unit process within the Bion 3G technology platform.
-	Environmental benefits will include (without limitation) renewable energy production (natural gas recovery from AD and solar electric from integrated roof top photovoltaic generation); nutrient recovery and conversion to stable organic fertilizer; pathogen destruction; water recovery and reuse; air emission reductions.

ii.	Use Bion’s data collection system to support 3rd party verified system efficiency requirement to qualify for USDA Process-Verified-Program (PVP): certification of sustainable branded beef (and potentially pork) product metrics.

iii.      Produce sufficient ammonium bicarbonate nitrogen fertilizer (“AD Nitrogen”) for commercial testing by potential joint venture partners and/or purchasers and for university growth trials.

iv.      Produce sustainable beef products for initial test marketing efforts.

Upon achieving optimized and steady-state operations at the Initial Project during 2022, coupled with obtaining an OMRI listing for its AD Nitrogen product, Bion expects to be ready to move forward with its plans for development of much larger facilities. The Company anticipates that discussions and negotiations regarding potential JVs with strategic partners in the financial and livestock industries to develop large scale projects will commence during the construction of the Initial Project. Additionally, the Company believes there will also be opportunities to proceed with selected ‘retrofit projects’ of existing facilities (see ‘Retrofit 3G Tech Project: Kreider Poultry JV below as an example).

Bion intends to move forward on its one of its primary commercial goals: establishing JV’s for large scale projects that will produce both sustainable and sustainable-organic corn-fed beef. The products will be supported by a USDA PVP-certified sustainable brand that will, initially, highlight reductions in carbon and nutrient footprint, as well as pathogen reductions associated with foodborne illness and antibiotic resistance, along with the organic designation where appropriate. Bion has successfully navigated the USDA PVP application process previously, having received conditional approval of its 2G Tech platform, pending resubmission and final site audits, and is confident it will be successful in qualifying its 3G Tech platform.

Bion believes that substantial unmet demand currently exists– potentially very large – for ‘real’ meat/ dairy/ egg products that offer the verifiable/believable sustainability consumers seek, but with the taste and texture they have come to expect from American beef and pork, dairy and poultry. Numerous studies demonstrate the U.S. consumers’ preferences for sustainability. For example, a 2019 NYU Stern’s Center for Sustainable Business study (https://hbr.org/2019/06/research-actually-consumers-do-buy-sustainable-products)

concluded that ‘products marketed as sustainable grew 5.6 times faster than those that were not…’ and that ‘…in more than 90 percent of consumer-packaged-goods (CPG) categories, sustainability-marketed products grew faster than their conventional counterparts.’ Sales growth of plant-based alternatives, including both dairy and more recently ground meat (Beyond Meat, Impossible Foods, et al) have shown that a certain segment of consumers are choosing seemingly sustainable offering, and are also willing to pay a premium for it. Numerous studies also support the consumers’ ‘willingness-to-pay’ (WTP) for sustainable choices, including a recent meta-analysis of 80 worldwide studies with results that calculate the overall WTP premium for sustainability is 29.5 percent on average (https://www.sciencedirect.com/science/article/abs/pii/S019566632100146X ).

As one of the largest contributors to some of the greatest air and water quality problems in America, it is clear that livestock waste cleanup, at scale, represents one of the greatest opportunities we have to reduce negative environmental impacts of the food supply chain on air and water quality. Bion’s 3G Tech platform, along with its business model, enables the cleanup of the ‘dirtiest’ part of the food supply chain: animal protein production and creates the opportunity to produce and market verifiably sustainable organic and conventional ‘real meat’ products that can participate in the growth and premium pricing that appears to be readily available for the ‘right’ products.

Bion believes the at least a premium segment of the US beef industry (and potentially other livestock industry groups) is at the doorstep of a transformative opportunity to address the growing demand for sustainable food product offerings, while pushing back against today’s anti-meat messaging. At $66 billion/year (2021 retail value), the beef industry is a fragmented, commodity industry whose practices date back decades. In 1935 inflation-adjusted terms, beef is 63% more expensive today, while pork and chicken, which are now primarily raised in covered barns, at CAFOs with highly integrated supply chains, are 12% and 62% cheaper, respectively. In recent years, the beef industry has come under increasing fire from advocacy groups, regulatory agencies, institutional investors, and ultimately, their own consumers, over concerns that include climate change, water pollution, food safety, and the treatment of animals and workers.

Advocacy groups targeting livestock and the beef industry have recently been joined by competitors that produce animal protein alternatives in seeking to exploit the industry’s environmental and economic weaknesses. Their global anti-meat messaging has had a substantial chilling effect on the relationships the beef industry has with its institutional investors; retail distributors, such as fast-food restaurants; and mostly, its consumers. Led by the United Nations Food and Agriculture Organization, a coordinated anti-meat messaging campaign has targeted consumers worldwide, primarily focused on the industry’s impacts on climate change. Meat alternatives, especially plant-based protein producers like Beyond Meat and Impossible Foods, are being heavily promoted by themselves and the media, and have enjoyed steady sales growth. A 2018 NielsenIQ Homescan survey last year found that 39% of Americans are actively trying to eat more plant-based foods. Some of the recent growth in plant-based proteins results from increasing lactose intolerance and other health concerns; however, most of that growth is attributed to consumers’ growing concerns for the environmental impacts of real meat and dairy. Several large US companies that have traditionally focused on livestock production, including Cargill, ADM, Perdue Foods, and Tyson, have recently entered the plant protein space. In terms of changing customer preferences, ‘saving the planet’ has proven to be a more compelling argument than the traditional animal activism/ welfare pitch. To date, the only ‘industry response’ to this has been grass-fed beef, which is regarded as a generally more sustainable offering than grain-fed. However grass-fed beef has had only limited acceptance in U.S. markets, because it is less flavorful and tougher than the traditional corn-fed beef consumers have grown to enjoy.

It should be noted that these plant-based protein producers are primarily expected to be able to serve the ground/ processed meat market, which represents only about 10 percent of the overall animal protein market. Further, there has recently been pushback to these plant-based products, focusing on their highly processed nature and unproven health benefits, scalability/ pricing, and their uncertain carbon footprint. There have also been several companies recently enter the cellular and 3D-printed meat arena. While facing myriad challenges and further out on the development timeline, some people believe cellular agriculture (aka cultured, clean, lab-grown, cultivated) meat may have the potential to service a much larger percentage of the market than plant-based protein, including cuts like steaks, chops and roasts, but the likely cost remains very uncertain at this point.

Each of these items supports Bion’s belief that there is a potentially very large opportunity to supply premium sustainable beef products that satisfy these concerns. We believe that the real meat/beef products that can be cost-effectively produced today using our 3G Tech platform, both sustainable and/or organic, can provide an affordable product that satisfies the consumer’s desire for sustainability, but with the superior taste and texture those consumers have grown to prefer.

Sustainable Beef

Bion’s goal is to be first to market with meaningfully sustainable, and verified, beef products that can be produced at sufficient scale to service national market demand. The cattle produced at a Bion facility will enjoy a substantially lower carbon footprint, dramatically reduced nutrient impacts to water, and an almost total pathogen kill in the waste stream. A Bion sustainable beef facility will be comprised of covered barns with slotted floors, which allow the waste to pass through and be collected quickly and frequently to reduce ammonia volatilization and loss, as well as odors. Covered barns will reduce weather impacts on the livestock and have been demonstrated to promote improved general health and weight gain in the cattle housed in them. The barns represent a very large roof surface area, which will be utilized in appropriate geographical locations for the installation of solar generation systems to produce electricity for the facility, as well as export to the grid. Waste treatment and resource recovery will be provided by Bion’s advanced 3G Tech platform, which Bion believes offers the most comprehensive solution for livestock waste available today. In addition to direct environmental benefits (described in more detail in Part I, Item 1 “Business”) every pound of nitrogen that is captured, upcycled, and returned to the agricultural nitrogen cycle as high-quality fertilizer (vs lost to contaminate downstream waters), is also a pound of nitrogen that will not have to be produced as synthetic urea or anhydrous ammonia, with their tremendous carbon cost. System performance and environmental benefits will be monitored and verified through third parties, with USDA PVP certification of the sustainable brand that Bion also believes will be the most comprehensive available in the market.

Sustainable Organic Beef

Bion believes it has a unique opportunity to produce, at scale, affordable corn-fed organic beef that is certified as sustainable. In addition to the sustainable practices described above, organic-sourced beef cows would be finished on organic corn, which would be produced using the ammonium bicarbonate fertilizer captured by the 3G Tech platform. Bion believes its meat products will meet consumer demands with respect to sustainability and safety (organic) and provide the tenderness and taste American consumers have come to expect from premium conventional American beef. Such products are largely unavailable in the market today. We believe Bion’s unique ability to produce the fertilizer needed to grow a supply of low-cost organic corn, and the resulting opportunity to produce organic beef, will dramatically differentiate us from potential competitors. This organic opportunity is dependent on successfully establishing Bion’s fertilizer products as acceptable for use in organic grain production.

Today, organic beef demand is limited and mostly supplied with grass-fed cattle. While organic ground/ chopped meat has enjoyed success in U.S. markets, grass-fed steaks have seen limited acceptance, mostly resulting from consumer issues with taste and texture. In other words, it’s tough. Regardless, such steaks sell for a significant premium over conventional beef. A corn-finished organic beef product is largely unavailable in the marketplace today due to the higher costs of producing organic corn. The exception is offerings that are very expensive from small ‘boutique’ beef producers. Like all plants, corn requires nitrogen to grow. Corn is especially sensitive to a late-season application of readily available nitrogen – the key to maximizing yields. With non-organic field corn, this nitrogen is supplied by an application of a low-cost synthetic fertilizer, such as urea or anhydrous ammonia. However, the cost for suitable nitrogen fertilizer that can be applied late-season in organic corn production is so high that the late-season application becomes uneconomical, resulting in substantially lower yields – a widely recognized phenomena known as the ‘yield gap’ in organic production. The yield gap results in higher costs for organic corn that, in turn, make it uneconomical to feed that corn to livestock. As is the case for sustainable but not organic beef, Bion believes there is a potentially large unmet demand for affordable beef products that are both sustainable AND organic, but with the taste and texture consumers have come to expect from American beef. Bion’s ability to produce the low-cost nitrogen fertilizer that can close the organic yield (and affordability) gap puts the company in a unique, if not exclusive at this time, position to participate in JV’s that will benefit from this opportunity starting next year.

The demonstrated willingness of consumers to purchase sustainable products (along with numerous research and marketing studies confirming consumers are seeking, and are willing to pay a premium for, sustainable products)---in combination with the threat to the livestock industry market (primarily beef and pork) posed by plant-based alternatives (heightened by pandemic conditions)--- has succeeded in focusing the large scale livestock industry on how to meet the plant-based market challenge by addressing the consumer sustainability issues. The consumer demand for sustainability appears to be a real and lasting trend, but consumers remain skeptical of generalized claims of ‘sustainability’. To date, a large portion of the industry responses have been at a superficial level or consist of ‘green washing’, a deceptive marketing practice where companies promote non-substantive initiatives. Real sustainability for the livestock industry will require implementation of advanced waste treatment technology at or near the livestock production facilities (“Concentrated Animal Feeding Operations” or “CAFOs”) – where most of the negative environmental impacts take place.

Technology Deployment: Bion 3G Tech

Widespread deployment of waste treatment technology, and the sustainability it enables, is largely dependent upon generating sufficient additional revenues to offset the capital and operating costs associated with technology adoption. Bion’s 3G Tech has been developed to create opportunities for such augmented revenue streams, while providing third party verification of sustainability claims. The 3G Tech platform has been designed to maximize the value of co-products produced during the waste treatment/recovery processes, including pipeline-quality renewable natural gas (biogas) and commercial fertilizer products approved for organic production. All processes will be verifiable by third parties (including regulatory authorities and certifying boards) to comply with environmental regulations and trading programs and meet the requirements for: a) renewable energy and carbon credits, b) organic certification of the fertilizer coproducts and c) USDA PVP certification of an ‘Environmentally Sustainable’ brand (see discussion below), and d) payment for verified ecosystem services. The Company’s first patent on its 3G Tech was issued during 2018. In August 2020, the Company received a Notice of Allowance on its third patent which significantly expands the breadth and depth of the Company’s 3G Tech coverage, and the Company has additional applications pending and/or planned (See “Patents”).

Bion’s business model and technology platform can create the opportunity for JVs (in various contractual forms) between the Company and large livestock/food/fertilizer industry participants, based upon the supplemental cash flow generated by implementation of our 3G Tech business model, which will support the costs of technology implementation (including related debt). We anticipate this will result in long term value for Bion. In the context of such JVs, we believe that the verifiable sustainable branding opportunities (conventional and organic) may expand to represent the single largest enhanced revenue contributor provided by Bion to the JVs (and Bion licensees). The Company believes that the largest portion of its business with be conducted through such JVs, but a material portion may involve licensing and or other approaches.

In parallel with technology development, Bion has worked (which work continues) to implement market-driven strategies designed to stimulate private-sector participation in the overall U.S. nutrient and carbon reduction strategy. These market-driven strategies can generate “payment for ecosystem services”, in which farmers or landowners are rewarded for managing their land and operations to provide environmental benefits, that will generate additional revenues. Existing renewable energy credits for the production and use of biogas are an example of payment for ecosystem services. Another such strategy is nutrient trading (or water quality trading), which will potentially create markets (in Pennsylvania and other states) that will utilize taxpayer funding for the purchase of verified pollution reductions from agriculture (“nutrient credits”) by the state (or others) through competitively-bid procurement programs. Such credits can then be used as a ‘qualified offset’ by an individual state (or municipality) to meet its federal clean water mandates at significantly lower cost to the taxpayer. Market-driven strategies, including competitive procurement of verified credits, is supported by US EPA, the Chesapeake Bay Commission, national livestock interests, and other key stakeholders. Legislation in PA to establish the first such state competitive procurement program passed the Pennsylvania Senate by a bi-partisan majority during March 2019. However, the Covid-19 pandemic and related financial/budgetary crises have slowed progress for this and other policy initiatives and, as a result, it is not currently possible to project the timeline for completion (or meaningful progress) of this and other similar initiatives (see discussion below).

The livestock industry and its markets are already changing; with a commercial-ready technology and business model, Bion believes it has a ‘first-mover advantage’ over others that will seek to exploit the opportunities that will arise from the industry’s inevitable transformation. Bion anticipates moving forward with the development process of its initial commercial installations utilizing its 3G Tech, during the current 2022 fiscal year. We believe that Bion’s 3G Tech platform and business model can provide a pathway to true economic and environmental sustainability with ‘win-win’ benefits for at least a premium sector of the livestock industry, the environment, and the consumer, an opportunity which the Company intends to pursue.

The Livestock Problem

The livestock industry is under tremendous pressure from regulatory agencies, a wide range of advocacy groups, institutional investors and the industry’s own consumers all of whom a pushing the industry to adopt sustainable practices. Environmental cleanup is inevitable and has already begun - and policies have already begun to change. Bion’s 3G Tech was developed for implementation on large scale livestock production facilities, where scale can drive both lower treatment costs and efficient co-products production, while producing dramatic environmental improvements. We believe that scale, coupled with Bion’s verifiable treatment technology platform, will create a transformational opportunity to integrate clean production practices at (or close to) the point of livestock production—the primary source of the industry’s environmental impacts. Bion intends to assist the forward-looking segment of the livestock industry to bring animal protein production in line with 21st Century consumer demands for meaningful, verifiable and believable sustainability.

In the U.S. (according to the USDA’s 2017 agricultural census) there are over 9M dairy cows, 90M beef cattle, 60M swine and more than 2 billion poultry which provides an indication of both the scope of the problem, as well as the size of the opportunity that can be addressed by Bion’s technology. Environmental impacts from livestock production include surface- and groundwater pollution, greenhouse gas emissions, ammonia, and other air pollution, excess water use, and pathogens related to foodborne illnesses and antibiotic resistance. While the most visible and immediate problems are related to nutrient runoff and its effects on water quality, the industry has recently been targeted by various stakeholder groups for its impacts on climate change.

The greatest impacts come from the manure waste. Estimates of total annual U.S. livestock manure waste vary widely, but start around a billion tons, between 100 and 130 times greater than human waste. However, while human waste is generally treated by septic or municipal wastewater plants, livestock waste – raw manure – is spread on our nation’s croplands for its fertilizer value. Large portions of U.S. feed crop production (and most organic crop production) is fertilized, in part, in this manner. Under current manure management practices, 80% or more of total nitrogen is lost from manure during storage, transportation, and after soil application. Runoff from livestock waste has been identified as one of the largest sources of excess nutrients in most major watersheds. Excess nutrients fuel algae blooms nationwide that are increasingly toxic and fuel dead zones in the Great Lakes, Chesapeake Bay, and Gulf of Mexico. Nitrate-contaminated drinking water is a problem in a growing number of states including Pennsylvania, California, Wisconsin, Washington and others. US EPA considers excess nutrients “one of America’s most widespread, costly and challenging environmental problems”. Nutrient runoff is expected to worsen with rising temperatures and increasing rainstorm intensity resulting from climate change.

More than half of the nitrogen impacts from livestock waste come from airborne ammonia emissions, which are extremely volatile, reactive and mobile. Airborne ammonia nitrogen eventually settles back to the ground through atmospheric deposition - it ‘rains’ everywhere. While some of this nitrogen is captured and used by plants, most of it runs off and enters surface waters or percolates down to groundwater. It is now well-established that most of the voluntary conservation practices, such as vegetated buffers that ‘filter’ runoff (often referred to as “BMPs” or “Best Management Practices” that have traditionally been implemented to attempt to mitigate nutrient runoff), are considerably less effective than was previously believed to be the case. This is especially true with regard to addressing the volatile and mobile nitrogen from ammonia emissions, because BMPs are primarily focused on surface water runoff, directly from farm fields in current production, versus the re-deposition that takes place everywhere or groundwater flow.

Runoff from livestock waste has been identified in most of our major watersheds as a primary source of excess nutrients that fuel algae blooms in both fresh- and saltwater. Over the last decade, algae blooms have become increasingly toxic to both humans and animals, such as the Red Tides on the Florida and California coasts, and the Lake Erie algae bloom that cut off the water supply to Toledo, Ohio, residents in 2014. When the nutrient runoff subsides, it leaves the algae blooms with no more ‘food’ and the blooms die. The algae’s decomposition takes oxygen from the water, leading to ‘dead zones’ in local ponds, lakes, and ultimately, the Great Lakes, as well as the Chesapeake Bay, Gulf of Mexico, and other estuary waters. Both the toxic algae blooms and the low/no-oxygen dead zones devastate marine life, from shrimp and fish to higher mammals, including dolphins and manatees. US EPA already considers excess nutrients “one of America’s most widespread, costly and challenging environmental problems”. Nutrient runoff is expected to worsen dramatically in the coming decades due to rising temperatures and increasing rainstorm intensity as a result of climate change.

Nitrate-contaminated groundwater is of growing concern in agricultural regions nationwide, where it has been directly correlated with nutrient runoff from upstream agricultural operations using raw manure as fertilizer. Pennsylvania, Wisconsin, California and Washington, and others, now have regions where groundwater nitrate levels exceed EPA standards for safe drinking water. High levels of nitrate can cause blue baby syndrome (methemoglobinemia) in infants and affect women who are or may become pregnant, and it has been linked to thyroid disease and colon cancer. EPA has set an enforceable standard called a maximum contaminant level (MCL) in water for nitrates at 10 parts per million (ppm) (10 mg/L) and for nitrites at 1 ppm (1 mg/L). Federal regulations require expensive pretreatment for community water sources that exceed the MCL; however, private drinking water wells are not regulated, and it is the owners’ responsibility to test and treat their wells. Additionally, groundwater flows also transport this volatile nitrogen downstream where, along its way, it intermixes with surface water, further exacerbating the runoff problem. Like atmospheric deposition, the current conservation practices we rely on to reduce agricultural runoff are largely bypassed by this subsurface flow.

Additionally, in arid climates, such as California, airborne ammonia emissions from livestock manure contribute to air pollution as a precursor to PM2.5 formation, small inhalable particulate matter that is a regulated air pollutant with significant public health risks. Whether airborne or dissolved in water, ammonia can only be cost-effectively controlled and treated at the source-- before it has a chance to escape into the environment where it becomes extremely expensive to ‘chase’, capture and treat.

High phosphorus concentrations in soils fertilized with raw manure are another growing problem. The ratio of nitrogen to phosphorus in livestock waste is fixed, and because manure application rates are calculated based on nitrogen requirements, often phosphorus is over-applied as an unintended consequence. Phosphorus accumulation in agricultural soils reduces its productivity, increases the risk of phosphorus runoff, and represents a waste of a finite resource. Decoupling the nitrogen from the phosphorus would allow them to be precision-applied, independently of each other, when and where needed.

The impacts of livestock production on public health and the environment are coming under increasing scrutiny from environmental groups and health organizations, regulatory agencies and the courts, the media, consumers and activist institutional investors. The livestock industry has recently come under heavy fire for its impacts on climate change, which has become a rallying cry for the anti-meat campaign discussed above. Estimates of the magnitude of those impacts vary widely, but the general consensus is that globally, livestock account for 14.5 percent of greenhouse emissions. In the U.S. however, that number drops to 4.2 percent, due to the increased efficiencies of American beef production. The greatest impacts come from direct emissions of methane from enteric fermentation (belches), methane and nitrous oxide emissions from the manure, with arguably the largest being the massive carbon footprint of the synthetic nitrogen fertilizers used to grow the grains to feed the livestock.

For decades the livestock industry has overlooked and/or socialized its environmental problems and costs. Today, the impacts of livestock production on public health and the environment can no longer be ignored and are coming under increasing scrutiny from environmental groups and health organizations, regulatory agencies and the courts, the media, consumers, and activist institutional investors. The result has been a significant and alarming loss of market share to plant-based protein and other alternative products. Bion’s 3G Tech platform was designed to resolve these environmental issues and bring the industry in line with twenty-first century consumer expectations.

Technology and Technology Platform

Bion has invested years of work and substantial capital on the development of our technology and technology platform since 1989. The predecessor to Bion’s 3G Tech platform, our patented second-generation technology (“2G Tech”), was proven at commercial scale and was reviewed and qualified for federal loan guarantees under USDA’s Technical Assessment program. Bion’s 2G Tech dairy project (“Kreider 1” or “KF1”), located at Kreider Farms in Pennsylvania (“PA”) received the first verified /measurable nutrient reduction credits from a non-point source livestock facility in the U.S. and its nutrient reductions were verified by the Pennsylvania Department of Environmental Protection (“DEP”) during 2012.

A key attribute of Bion’s 2G Tech (now supplanted by our 3G Tech) was that nutrient and other pollution reductions could be measured, providing a level of verification on par with a municipal wastewater treatment plant, which created the opportunity for the nutrient reductions to be used as “qualified offsets” to EPA-mandated requirements. While it was an engineering success, Kreider 1 has failed financially because the 2G Tech platform was almost wholly dependent for revenue from anticipated demand for nutrient credits, based on PA’s mandated nitrogen reductions under the Chesapeake Bay Strategy and their proposed nutrient trading program that failed to materialize. Bion began development of its 3G Tech platform when it became apparent there was significant opposition to the trading program (and private sector participation in clean water activities, generally) from entrenched clean water interests. The Company is no longer implementing Projects based on its 2G Tech and the Kreider 1 project has been shut down.

Bion’s 3G Tech was developed to avoid the dependence of our 2G Tech systems on the sale of water quality trading credits in order to develop profitable projects. The 3G Tech platform has been designed to maximize revenues from co-products, including biogas and fertilizer products, achieve premium pricing from USDA PVP-certified ‘environmentally sustainable’ retail branding of the animal protein products it supports, as well as generate verified credits for still-developing water quality trading programs. The first patent on the 3G Tech was filed in 2015 for an ammonia recovery process that produces ammonium bicarbonate (a commercial fertilizer) without external chemical additives, thereby providing the basis for organic certification. A Notice of Allowance from the US Patent and Trademark Office (“USPTO”) was received during August 2018 related to this patent application and the patent was subsequently issued. Since July 2017 Bion has filed for extensions of this patent application to provide broadened protections and to cover improvements to the process developed in the interim. During August 2020 the Company received a Notice of Allowance’ for our third patent related to our 3G Tech and additional related applications are pending and/or planned (See “Patents”.) The 3G Tech platform incorporates Bion’s patented and proprietary technology while utilizing existing commercial evaporation and distillation process equipment (with decades of reliability and service history) that is customized for Bion’s specific applications.

The 3G Tech platform is the basis for a JV business model with four distinct revenue streams: 1) pipeline quality renewable natural gas and related carbon and other environmental credits, 2) premium organic fertilizer products, 3) nutrient credits, and 4) premium pricing from USDA PVP-certified ‘Environmentally Sustainable’ branding at the retail level. Carbon and nutrient credit revenues will be supported by third-party verification of the waste treatment processes that simultaneously capture methane and nutrients, while producing renewable energy and fertilizer products from them with relatively limited incremental cost to Bion. The same verified data will also provide the backbone for the USDA PVP-certified sustainable brand, again with limited incremental cost.

1)	Renewable energy- and carbon-related credits:

Bion’s 3G Tech platform utilizes customized anaerobic digestion (“AD”) to recover biogas (methane) from the waste stream. At sufficient scale, methane produced from AD can be cost-effectively conditioned, compressed and injected into a pipeline. The US Renewable Fuel Standard (“RFS”) program and state programs in California and elsewhere provide ongoing renewable energy credits for the production of biogas and its subsequent use as a renewable transportation fuel. Additional renewable energy-related credit programs are being developed that Bion believes will impact these revenues, including a Carbon Intensity (CI) score that measures the amount of carbon produced per unit of energy produced.

2)	Organic Fertilizer products:

The 3G Tech platform has been designed to produce multiple fertilizer products, including: i) ammonium bicarbonate liquid, ii) ammonium bicarbonate in solid crystal form – AD Nitrogen – and iii) soil amendment products that will contain the remaining nitrogen, phosphorus and other micronutrients captured from the livestock waste stream. Bion believes each product will qualify for organic certification. The Company has filed an application the initial version of its crystal product which is in the review process. Additional applications may be filed in subsequent periods.

.

Ammonium bicarbonate, manufactured using chemical processes, has a long history of use as a fertilizer. Bion’s has developed solid ammonium bicarbonate products containing 18-22 percent nitrogen in a crystalline form that is easily transported, is water soluble and provides a readily available nitrogen source for crops. The products will contain virtually none of the other salt, iron and mineral constituents of the livestock waste stream that often accompany other organic fertilizers. This product is being developed to fertilizer industry standards so that it that can be precision-applied to crops using existing equipment. Bion believes that this product will potentially have broad applications in the production of organic grains for livestock feed, row crops, horticulture, greenhouse and hydroponic production, and potentially retail lawn and garden products.

The AD Nitrogen and other ammonium bicarbonate products produced by Bion’s 3G Tech platform will enjoy a dramatically lower carbon footprint than synthetic fertilizers. The reactive nitrogen captured and upcycled into AD Nitrogen was going to be lost through volatilization and runoff, and that loss would generally need to be offset with a synthetic nitrogen, such as anhydrous ammonia or urea. These synthetic nitrogen products are produced through the Haber-Bosch (and other) synthetic processes, which converts hydrogen and atmospheric nitrogen to ammonia, with methane as the energy source. It is an extremely energy-intensive process with a carbon footprint that , while not yet fully understood, is widely accepted to by very large. While a complete Life Cycle Analysis (LCA) of carbon impacts from synthetic fertilizer production is not available, according to the Institute for Industrial Productivity, its production alone is responsible for approximately 1 percent of total global CO2 emissions. To the extent that Bion can capture and repurpose the nitrogen traditionally lost from livestock waste, that carbon cost will no longer need to be paid

The Company’s initial low concentration ammonium bicarbonate liquid product completed its OMRI application and review process with approval during May 2020. Bion’s second application to OMRI, for its initial solid AD Nitrogen product, was filed during May 2021and is currently being reviewed.

To provide a first level degree of clarity regarding organic approvals and the processes/procedures involved, Bion believes that the initial OMRI approval is of importance, because subsequent organic products that are produced by using the very same technology platform (our 3G Tech) can now piggyback on the initial approval to a significant degree. Note that there are different layers to the U.S. organic program and that fertilizers do not get ‘certified’ as organic, per se. Rather, they are evaluated to determine if they are acceptable for ‘use in organic production’.

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

The Company believes that organic approvals for its products will: a) provide access to substantially higher value markets compared to synthetic nitrogen products, and/or b) allow its products to be utilized in growing of organic feed grains to be consumed by livestock raised in JVs which will be sold as organic. Based on preliminary market surveys to date, we believe that existing competing organic fertilizer products in both liquid and granular form are being sold presently at price points significantly greater than Bion’s projected cost and projected pricing. We also believe that livestock products from animals raised with feed grains grown using Bion organic ammonium bicarbonate fertilizer products (and that otherwise qualify) will receive organic approvals. It is anticipated that the Company will continue to seek approvals for such products during the balance of the current fiscal year and will commence JVs that undertake initial production and marketing of such products during the 2022 calendar year.

3)	Nutrient credits:

Bion believes that nutrient reduction (and other similar) credits and/or other methods of monetizing environmental benefits from the capture and re-purposing of the nutrients (largely nitrogen and phosphorus) from the livestock waste stream, will become available in multiple states over the next several years. The passage in the Pennsylvania (“PA”) Senate of key legislation – SB 575 – in June 2019 that would have established a competitively-bid market for nutrient credits in PA, is indicative of the trends. Despite the fact that the bill was not considered in the House, due to the Covid-19 pandemic (a re-introduced bill will have to be considered again in the current and/or future sessions (currently SB 475 and SB 832 have been introduced and are pending), Bion anticipates that after passage of a similar bill in the future, PA will establish a competitively-bid market for nutrient credits within twelve months after legislative passage and being signed into law by the Governor. See “Policy Change is Coming” and “Kreider Poultry Joint Venture and Pennsylvania and Chesapeake Bay Initiatives” below for discussion of the history and status of matters in PA.

Note, however, that the current Covid-19 pandemic and resultant social and economic crises and budgetary constraints have delayed policy initiatives related to these matters at both the state and federal levels. As a result, it is not currently possible to reasonably project a timetable for adoption of the policy changes discussed herein.

4)	Sustainable Branding:

Consumers have demonstrated a willingness to pay a premium for their safe and sustainable food choices. Based on Bion’s recognition of the potential opportunities created by such willingness, beginning in 2015, Bion has worked with the USDA’s Process Verified Program (“PVP”) – the gold standard in food verification and branding – to establish a USDA PVP-certified sustainable brand. Bion received conditional approval from the PVP related to its Kreider 1 project (utilizing 2G Tech). It is our intention to submit an application for the 3G Tech platform when the initial 3G Tech Project is operational later this fiscal year and seek an approval for certification based on third-party-verified reductions in nutrient impacts, greenhouse gases and pathogens in the waste stream (and other attributes), based on our 3G Tech. PVP certification incorporated as part of a recognizable brand will provide consumers with products and brands that can be trusted. Bion believes that such a brand and livestock product line will command a pricing premium for Bion’s livestock JVs and their customers.

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

In past years, the UN FAO has issued several highly critical reports of the livestock industry, more recently focused on its impacts on climate change. While some of their early reports were based on incomplete data and faulty methodologies and have since been somewhat quietly ‘retracted’, a wide array of activist groups, including climate, animal rights, and anti-factory farming advocates, have seized on them to create a global “anti-meat” messaging campaign. Their messaging is predicated on the (incorrect) notion that agriculture, and the livestock sector specifically, is the largest contributor to climate change, greater than the energy and transportation sectors. While this fact has been publicly ‘debunked’, the anti-meat campaign has been joined and amplified by various other stakeholders, governments, and more recently, competitors in the alternative protein space, such as plant-based and cellular meats.

Over the last few years, most large meat and dairy product retailers have announced ‘sustainability’ initiatives, although the definition of sustainability is often unclear. Based on recent statements from the industry regarding sustainability policy, many that identify goals that are 10 to 30 years in the future, Bion believes that sustainability on the production side will look a lot like what the Company’s 3G Tech platform can provide today. The 3G Tech platform can deliver verifiable metrics that demonstrate meaningful improvements in sustainability for livestock production that are unmatched in the industry today, including a dramatically reduced carbon and nutrient footprint; lower negative impacts to water, soil and air; increased pathogen destruction; and other environmental and public health impacts. The Covid-19 pandemic has further heightened consumer awareness and concerns related to a) environmental sustainability, b) food safety, c) sourcing and traceability and d) humane treatment of both animals and workers.

The more the livestock industry’s supply chain practices become transparent and known by consumers, the more consumers are seeking alternatives. Bion’s ‘Sustainable’ branding program is designed to address a wide array of consumer concerns ranging from: a) ‘where does your food come from?’ (animal heritage information); b) environmental impacts; c) antibiotic use/ standards; d) animal welfare/ humane treatment; e) laborer welfare/ working conditions. These issues can be addressed with the consumer through general advertising and/or at the point of sale with a QR code on the packaging that links back to product-specific data. The verification processes that will be employed by Bion’s 3G Tech platform support block chain traceability, providing accountability throughout that part of the supply chain addressed by Bion’s platform and enabling any quality issues to be quickly identified by lot and location, minimizing risk to its consumers. In essence, Bion’s comprehensive technology platform will enable its livestock JVs and other adopters to be not only the provider of the product the consumer wants, but also the businesses that shares their consumers’ values.

Technology Applications/Business Opportunities

For the past decade, Bion has been focused on developing its 3G Tech platform and creating applications for its patented and proprietary waste management technology platform to pursue JVs and other business opportunities in three broad categories:

a)       Development of new state-of-the-art large scale waste treatment facilities (now utilizing our 3G Tech) as JVs, which may be developed in conjunction with new CAFOs in strategic locations (some of which were previously impracticable due to environmental impacts) and/or to treat the waste streams from one or more existing large livestock facilities (“Projects”). Some of these Projects may be either a) Integrated Projects as described below, b) ‘central processing facilities’ which receive the waste from multiple livestock facilities, c) Retrofit Projects or d) hybrids with elements of each of these types. Each version will be able to realize revenue from multiple revenue streams potentially generated by our 3G Tech.

The “Sustainable Beef” and “Sustainable Organic Beef” opportunities (discussed both above and below) would be examples of this category.

b)       Installation of Bion systems to retrofit and environmentally remediate existing large CAFOs (“Retrofits” and “Retrofit Projects”) in selected markets where:

a) government policy supports such efforts (such as the Chesapeake Bay watershed, Great Lakes Basin states, and/or other states and watersheds facing EPA ‘total maximum daily load’ (“TMDL”) issues), and/or

b) where CAFO’s need our technology to obtain permits to expand or develop without negative environmental consequences.

The Kreider Poultry JV project (“Kreider 2” or Kreider Poultry”) (discussed below) is an example of such a Retrofit Project.

c)    Licensing and/or joint venturing of Bion’s technology and applications, primarily targeted outside North America.

In both categories a) and b) above, the Company intends to directly participate (whether by joint venture agreement or other contractual arrangements) in the revenues of the Retrofits and Projects.

The opportunities described in categories a) and b) above each require substantial political and regulatory (federal, state and local) efforts on the part of the Company and a substantial part of Bion’s efforts are focused on such political and regulatory matters. Bion currently intends to pursue the international opportunities primarily through the use of consultants with existing relationships in target countries.

At this time, our primary focus is on categories a) and b) above, using our 3G Tech to develop new (or expanded) large-scale Projects with strategic partners (including the Kreider 2 Project) on a joint venture (or other participating contractual form) basis. Bion’s business model opens up the opportunity for JVs in various forms, based upon the revenue generated by our 3G Tech platform from nutrient reductions, fertilizer co-products and renewable natural gas (which revenue streams will be secured through long term take-off agreements for each of these co-products) providing initial support for financing of required capital expenditures (whether equity or debt). We anticipate that these revenue streams will be supplemented by revenue realized from long-term premium pricing resulting from the sustainable branding opportunity. We believe that, over time, the branding opportunity may provide the single largest contribution to the overall economic opportunity enabled by Bion’s 3G Tech platform and business model.

Initial 3G Tech Project: Sustainable Beef Demonstration Facility

During the 2021 fiscal year, Bion completed a series of core optimization trials of its 3G Tech platform that were required to move forward with its initial commercial scale 3G Tech project. As described in more detail above, Bion recently executed agreements related to development a sustainable beef demonstration facility on approximately four (4) leased acres near Fair Oaks, Indiana. The project, as presently planned, will include a covered barn for up to 300 head of cattle, designed to allow daily manure production to flow into Bion’s 3G Tech waste treatment/resource recovery platform that includes an anaerobic digester (“AD”) to generate biogas and CO2, followed by Bion’s patented 3G Tech ammonia recovery process to produce organic ammonium bicarbonate and nutrient-rich solids.

Sustainable/Organic Corn-Finished Beef Opportunity

The U.S. is the largest producer of beef (and veal) in the world, accounting for 11.5 million tons out of 61.5 million tons produced worldwide in 2020. Per capita beef consumption in the U.S. was approximately 70 pounds in 2020, up from 55 pounds in 2011. Annual cash receipts for all U.S. ‘cattle and calves’ were lower at approximately $62 billion in 2020, with 2021 receipts anticipated to be higher (and back in line with recent years) at $66 billion. Retail sales of fresh beef in the U.S. in 2020 were $30.2 billion. In 2020, there were approximately 93.8 million cattle and calves in the U.S., with 14.7 million on feed. Of those cattle on feed, 81.4 percent were in feedlots with a capacity over 1,000 head.

Beef production is the most challenged sector of the livestock industry, due to its size and inability, as currently structured, to respond to growing consumer concerns related to sustainability and food safety. The beef industry is highly fragmented, and it is designed to produce multiple levels of commodity products (without any significant pricing premiums) that are graded based on marbling (fat) that determines taste and tenderness. Further, during its several decades of growth, the industry has avoided significant environmental regulation, and instead, has externalized its environmental costs by returning its waste to crop fields, where much of it is ‘flushed’ downstream. Today, however, consumer demand is shifting to products that are more sustainable, regarding carbon footprint, impacts to air and water, and other metrics. The result has been an opening for disruptive startups, including Beyond Meat and Impossible Foods, that are backed by large institutional investors and offer plant-based (in part) meat substitutes. The CEO of Impossible Foods has made bold claims that the $100B-plus (U.S. alone) meat industry will be obsolete in 15 years. Bion disagrees --- but such competition provides and highlights opportunities for us.

The Company doesn’t think the consumer wants to ‘blow up’ the beef industry, which is responsible for the best and safest beef available in the world today (as well as the livelihoods of almost 800,000 farming, ranching and other families supported by the beef industry in the U.S). Nor do market studies bear out the concept that consumers want to replace the current supply chain. Rather, the studies indicate that consumers want the supply chain to be more sustainable---and still taste good. Bion believes that strong demand exists for a verified sustainable beef product that is real meat, with the taste and texture of traditional corn-fed beef, but which addresses consumers’ sustainability concerns. Bion’s technology platform is designed to produce such an environmentally sustainable beef (and other meat) product. Bion previously achieved conditional approval (for its 2G Tech pending resubmission and final inspections) for USDA brand certification that would initially include verified reductions in carbon, nutrients, and pathogens. The Company is confident that its 3G Tech will support a PVP brand for products of sustainable and organic beef JVs.

Market studies indicate there is potentially a large, currently unserved, market for sustainable/organic corn-finished beef; and further, that this is a long term and growing trend. Bion believes its 30 years of experience and expertise in livestock waste management, coupled with its state-of-the-art 3G Tech platform and first-mover advantage, put the Company and its selected JV partners in a unique position to develop the most environmentally and economically sustainable animal protein production facilities possible today. The Company is unaware of any other technology and/or business model that can offer the same level of comprehensive treatment of livestock waste, produce high value coproducts, and deliver a sustainable brand that can provide an industry response to counter today’s anti-meat messaging, along with the inroads in the animal protein market being made by alternative protein competitors.

‘Sustainable’ and ‘organic’ are two separate and distinct designations and represent different markets and consumers. While the markets and consumer demographics may overlap, it is assumed for purposes of Bion’s analysis and planning that the market for sustainable beef will be larger but command a smaller pricing premium; while the market for organic will be smaller but command a substantially larger premium and be somewhat costlier to produce. Note that in the sustainable and organic markets targeted by Bion, ‘corn-finished’ is a constant. Bion believes, and the market has demonstrated, that delivering the same taste and texture that consumers expect in American beef and other meat products is a key to successful market acceptance, within both the sustainable and sustainable organic markets. The success of grass-fed/organic ground beef vs that of grass-fed/organic steaks demonstrates that palatability, as well as price, is a key criterion in whether a consumer chooses sustainability. Bion’s 3G Tech platform supports production of beef products that check all the boxes: sustainable, expected taste/texture, and affordable.

Bion believes there is an opportunity to essentially ‘reinvent’ a portion of the beef production supply chain to provide at least a premium segment of the market with an affordable product that satisfies consumers’ sustainability concerns. Further, that the opportunity is large in scope and of sufficient duration and potential economic upside to warrant the investment of significant capital and resources. We expect our anticipated project development timeline us and our JV partners to be first to market with a sustainable/organic beef product at scale. The ability to deliver a large supply of a consistent product will be critical to the large retail distribution partners Bion will seek to include in its JVs. Our first-mover advantage should allow us to capture a significant portion of the early adopters in what market studies indicate is a potentially large, and essentially unserved, market.

In parallel with the beef demonstration project described above, we continue to move forward with preliminary pre-development work on a JV to build a large-scale state-of-the-art beef cattle feeding operations in the Midwest U.S. The projects would be developed to produce a supply of corn-fed beef that is a mixture of both USDA PVP-certified sustainable and sustainable-organic brands. Bion believes that once it has demonstrated successful commercial scale operations at its beef demonstration facility and obtained approval of its current OMRI application for AD Nitrogen, it will be able to move forward with its first large scale sustainable/organic beef JV during the 2022 calendar year.

Bion intends to pursue its ‘beef opportunity’ in a series of large-scale JV projects, which will be based on construction of 10 modules housing approximately 15,000 head each, for a total of 150,000 head per project. Bion anticipates that these JVs would be comprised of parties that could include a) Bion, b) capital market/financing providers, and c) strategic industry partners who would be equity participants. The supply chain would include participating a) organic corn producers, b) cow-calf operators, c) cattle feedlot operators, d) slaughter/processing plants, and e) retail distribution partners subject to standards and controls. Bion’s model will enable each segment of the supply chain to generate greater profitability as part of an integrated program, rather than the present fragmented industry model, for essentially performing the same basic services. One example of such integration is providing an organic corn producer with sufficient ammonium bicarbonate to support a higher yield per acre, in return for a share of the excess yield value and a production purchase commitment.

Bion plans to begin development of the first modules of its initial large-scale beef projects in late 2022 based on results from its Initial Project (discussed above). The Company currently has a goal to develop and establish production at four to six such beef projects in production (at least in part) over the next five years, with a target capacity goal for this business segment in the range of 600,000 - 900,000 head. Based on the 14.7 million cows on feed in the U.S. in 2020, this would represent market penetration of four to six percent. Bion recently published a brief white paper on its beef opportunity (which speaks as of its date), including economic models, which is available for review or download on the Company’s website at https://bionenviro.com/bions-beef-opportunity/.

Retrofit 3G Tech Project: Kreider Poultry JV (“Kreider 2”)

The JV Kreider 2 3G Tech project is intended to treat the waste from Kreider Farms’ approximately six million egg layer chickens (with capacity for an additional three million layers)( and potentially 1,600 dairy cows). The Project will be designed for an initial capacity of 450 tons per day of waste and will remove nitrogen and phosphorus from the waste stream that will be converted into high-value coproducts instead of polluting local and downstream waters. The Project is planned to be built in multiple phases and may be expanded to include a ‘central processing facility’ with modules that will accept transported waste from the region on a fee basis.

Bion has a long-standing relationship with Kreider Farms, including a 2016 joint venture agreement related to these potential facilities. Kreider has already made a significant investment in upgrading its poultry facilities to maximize the treatment and recovery efficiencies that can be achieved with Bion’s technology. Note, however, that the Kreider 2 project is dependent, in part, on development of a substantial competitively-bid market for long-term commercial sale of the nutrient reduction credits produced at Kreider 2 (or another form of payment for ecosystem services). If/when a viable competitive procurement program for nutrient credits or similar program is implemented in PA, we intend to move forward on the development of the initial portions of the Kreider 2 Project during the subsequent year. Certain matters related to Kreider 2 are discussed below at “Kreider Poultry Joint Venture and Pennsylvania and Chesapeake Bay Initiatives”.

Policy Change is Coming

Because Bion believes that policy change is coming, we continue to work with an array of stakeholders, including national representatives of the livestock industry, to support establishing new market driven strategies to allow the private sector, including the livestock industry, to provide low-cost large-scale verifiable solutions to our Nation’s clean water challenges. There are many states that face similar (or worse) to Pennsylvania’s livestock waste-related pollution issues, and they will be forced to adopt new strategies, as well. When competitively-bid markets for nutrient reductions (and/or other means to monetize environmental benefits) become fully established, Bion anticipates a robust opportunity to use its 3G Tech-based platforms to retrofit both existing CAFOs and equip new large-scale livestock facilities (“Projects”) which will generate the supplemental revenue needed to profitably afford technology implementation from sales of verified nutrient reduction credits.

Bion's 3G Tech can provide a solution to a significant portion to the livestock problem discussed above because it prevents the uncontrolled release to the environment of most of the nutrients from the CAFO waste stream, while treating the waste stream and recovering a substantial portion of those nutrients for value-added commercial utilization. Our technology platform largely eliminates ammonia emissions, other substantial greenhouse gas emissions, odors and other harmful air pollutants. Additionally, the platform destroys virtually all pathogens in the waste stream that have been linked to foodborne illnesses and growing antibiotic resistance. Similar to point-source treatment, such as provided by an industrial or municipal wastewater treatment plants, the performance of Bion’s technology platform can be precisely monitored, measured and quantified (in contrast to the modeled, in-exact - and so far, disappointing - results from modeled BMPs). Third-party data from our facilities can provide the basis for verified environmental credits, and related revenues, as well as sustainable branding claims.

In contrast, the current clean water strategy being utilized in the U.S. is clearly failing, because it doesn’t adequately address waste from agriculture. About half of U.S. crops are now fertilized with raw, untreated manure. However, approximately 75 percent of the nitrogen in that manure is not utilized by the plants being fertilized but rather ‘escapes’ to contaminate the environment through various pathways. Because livestock waste is one of the largest contributors to nutrient problems in our watersheds, livestock waste treatment can be the source of the low-cost solution for such problems – if the waste is treated upstream at (or close to) the source of production. Manure control technologies, applied to large scale facilities where concentration and scale enable cost-effective cleanup, can potentially offer the lowest cost nutrient solutions available in most watersheds today. More than 80 percent of U.S. livestock production takes place on large-scale facilities, where cost-effective treatment can be implemented. There is no longer any real question regarding whether such facilities need to be cleaned up. The actual question for public policy concerns developing sources of new revenues which will enable the livestock industry to offset the implementation costs for the cleanup.

Despite trends toward concentration in segments over the last several decades, the U.S. animal-protein industry remains (in large part) a fragmented, low-margin commodity business without effective integrated efforts toward either environmentally or economically sustainable production. Cleaning it up will have to be orderly and contain a path to sustainability that does not cause U.S. food costs to spike or bankrupt the industry. This will require treatment sufficient to remove the volume of nutrients in excess of crop requirements. Because the global export market represents a significant part of the U.S. livestock production industry, direct increases in federal regulation without offsetting revenues would likely create costs that could not be absorbed by the industry in a manner that would allow it to remain competitive in international markets. Selective state regulation would have a similar chilling effect within the U.S., since regulated producers in one state would be unable to compete with unregulated producers in adjoining states. Subsidies and/or new revenue sources are required.

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

NOTE, THAT THE CURRENT COVID-19 PANDEMIC AND RESULTANT ECONOMIC CRISES AND BUDGETARY CONSTRAINTS APPEAR TO HAVE DELAYED POLICY INITIATIVES RELATED TO THESE MATTERS AT BOTH THE STATE AND FEDERAL LEVELS. AS A RESULT, IT IS NOT CURRENTLY POSSIBLE TO REASONABLY PROJECT A TIMETABLE FOR ADOPTION OF THE POLICY CHANGES DISCUSSED HEREIN.

However, Bion believes that some opportunity exists at the federal level in the projected infrastructure spending to create funding for climate and environmental initiatives. For example, the Phase II Infrastructure proposals under discussion and scheduled to be taken up in the current legislative session include a 30% federal tax credit to partially offset costs of adoption of environmental technologies such as AD and Bion’s 3G Tech waste treatment technology. Such an incentive, if passed (of which there is no assurance), would materially impact JV project economics (including the Kreider 2 project).

Note that a bipartisan 2013 Pennsylvania legislative study projected that creating a competitive bidding program to procure verified nitrogen reductions to meet federal Chesapeake Bay mandates, regardless of source, could reduce the state’s tax- and ratepayer-funded compliance costs by up to 80 percent (approximately $1.5B annually). The legislative study was updated in 2018 to reflect new policies. The updated report projects savings of up to 90 percent. As discussed in the original study, much of the savings were due to low-cost high-impact manure control projects (Bion’s technology figured prominently in the report).  Senate Bill 575, which was supported by legislative leadership, national livestock interests and other key stakeholders (and is consistent with US EPA policies), which would have established a competitive procurement program and unlock some of these opportunities in PA was passed during June 2019 by the Pennsylvania Senate voted 33 to 17 but one effect of the Covid-19 pandemic crisis has been that PA funding for new initiatives is largely ‘on hold’ at the present time. Currently SB 475 and SB 832 which deal with these matters have been introduced and are pending. Bion anticipates that after passage of a similar bill in the future (of which there is no assurance) , PA will establish a competitively-bid market for nutrient credits within twelve months after legislative passage and being signed into law by the Governor. See “Pre-3G Tech: Chesapeake Bay Watershed: Kreider Farms Projects/Pennsylvania Initiatives” below for discussion of the history and status of matters in PA.

In a 2017 Letter of Expectation to PA’s Department of Environmental Protection, US EPA demonstrated its support of a procurement strategy to engage the private sector - as long as the Credits are verified. It is noteworthy that US EPA and national livestock industry representatives agree on this strategy. Such a procurement strategy is also consistent with USDA and EPA support of ‘Private Partnerships’ and OMB’s guidance that supports acquiring verified results vs. financing projects with uncertain outcomes and taxpayer risks. We believe that such strategies being developed in Pennsylvania and the Chesapeake Bay, if implemented, are likely to serve as a model for the 40 other states now seeking solutions to similar water quality problems. Today, most states face a similar issue---unfunded federal clean water mandates. Pennsylvania’s proposed competitive bidding program provides an opportunity to significantly reduce the cost to PA (and a model for other states to utilize in the future) in meeting such mandates.

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

We anticipate that most JV Projects (including Integrated Projects) undertaken by the Company in which we retain ownership interests will be pursued through and owned by single project subsidiaries.  Bion PA 1 LLC (“PA1”), through which the Kreider 1 System was developed at the Kreider dairy, Bion PA 2 LLC (“PA2”) through which we are pursuing development of the Kreider JV and the Kreider 2 poultry waste Project, and Bion 3G-1 LLC (“3G1”) through which our initial 3G Tech beef project will be developed, are the first three of what are likely to be many such entities.

Going Concern:

The Company's consolidated financial statements for the years ended June 30, 2021 and 2020 included herein have been prepared assuming the Company will continue as a going concern.  The Company has not recorded significant revenue from operations for either of the years ended June 30, 2021 or June 30, 2020.  The Company has incurred net losses of approximately of $3,451,000 and $4,553,000 during the years ended June 30, 2021 and 2020, respectively. The Company had a working capital deficit and stockholders' deficit, respectively, of approximately $6,614,000 and $11,445,000 as of June 30, 2021.The report of the independent registered public accounting firm on the Company's consolidated financial statements as of and for the years ended June 30, 2021 and June 30, 2020 includes a "going concern" explanatory paragraph, which means that there are factors that raise substantial doubt about the Company's ability to continue as a going concern.

PRINCIPAL PRODUCTS AND SERVICES

The Company’s primary focus is on implementing its 3G Tech in JVs (as described above). Therefore, the category ‘PRINCIPAL PRODUCTS AND SERVICES’ is not fully appropriate for the Company’s business. While the Company may implement some 3G Tech systems on a contractual basis, our business does not primarily involve sale of our systems or long term direct operations/management of our systems. The discussion below should be read in the context this business focus (described in detail above and below).

Bion has invested over $100 million in its business since 1989, much of which has been expended development of its technologies and technology platform, policy change initiatives and other activities. Our 2G Tech (now supplanted by our 3G Tech) was proven at commercial scale and was been reviewed and qualified for federal loan guarantees under USDA’s Technical Assessment program. The 2G Tech platform (as will our 3G Tech going forward) provided verified nutrient credits from wet livestock waste (dairy, beef, and swine) that can be used to offset US EPA-mandated TMDL requirements. The Company intends to implement its first 3G Tech systems during the current 2022 fiscal year. Our 3G Tech and 3G Tech platform provide the basis for our planned JVs and Projects and therefore constitute our ‘principal products’.

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

Bion’s 3G Tech platform has been developed over the past six years to maximize co-product recovery values from large scale facilities (or multiple modular facilities) while maintaining/improving the level of environmental remediation produced by our 2G systems. The 3G systems will recover nitrogen from the CAFO waste stream for production of nitrogen-rich fertilizer products that Bion believes will qualify for certification for use in growing organic crops (the first approval was received during the 2020 fiscal year) for livestock and human. Further, the 3G Tech platform will recover methane that can be conditioned to pipeline quality and will qualify for various credits and subsidies as clean, renewable natural gas.  These two revenue streams will supplement revenues from nutrient reduction credits and USDA PVP -certified sustainable branding.

Building upon our 2G Tech and Bion's over 20 years of experience providing waste treatment services to the livestock industry, commencing with our first generation technology applications, the Company is pursuing the Retrofit opportunity related to environmental remediation of existing CAFOs.  Our technology has evolved and been upgraded over the decades to meet changing standards and requirements. Bion's 3G Tech platform creates potentially profitable business opportunities to provide waste treatment services and systems and/or renewable energy production capability to existing large livestock operations (of which there are many), and potentially to smaller facilities through aggregation of waste streams. However, this is not our primary focus. Candidates for these solutions include individual CAFO facilities that face impending regulatory action, CAFOs that wish to expand or relocate, and operations located in regions that suffer severe and immediate environmental issues, such as the Chesapeake Bay watershed, Great Lakes region and/or the San Joaquin Valley, where financial incentives (such as nutrient reduction credit trading programs) are (or may become) available that encourage voluntary reductions of nutrient releases and/or atmospheric emissions from agricultural sources.

Sustainable/Organic Corn-Fed Beef Opportunity

The Company believes that one of its major opportunities will be in JVs to pursue the Sustainable Beef Opportunity and the Sustainable/Organic Corn-Fed Beef Opportunity in the Midwest as discussed at some length above. It is the Company’s current intention to initiate several JVs pursuing this opportunity as developer of, technology provider to, and direct participant. See discussion above.

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

The Company's successful accomplishment of its business activities is dependent upon many factors (see 'Forward-Looking Statements' above) including without limitation the following, none of which can be assured at this date:

•	Successful development and completion of the first 3G Tech Project(s) to demonstrate the commercial economics of its 3G Tech platform;
•	Successful development of the first Integrated Project to demonstrate the operation of a fully-integrated, environmentally-compliant Integrated Project at a profitable level;
•	Establishment of a substantial and liquid market for nutrient reductions and other environmental attributes generated from the Company’s future facilities;
•	Establishment of marketing relationships needed for realization of full value from the saleable co-products including sustainable and organic meat products and organic nitrogen fertilizer products;
•	Successful completion of organic certifications and USDA PVP-certified sustainable brand ;
•	Our ability to raise sufficient funds to allow us to finance our activities, JV’s, and Projects; and
•	Regulatory and enforcement policies at the Federal, State and local levels.

Kreider Poultry Joint Venture and Pennsylvania and Chesapeake Bay Initiatives

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

It is possible that the Kreider 2 poultry waste treatment Project, which is in its early development and pre-permitting phase, will be one of our first large scale JV Projects if a workable market for nutrient reduction credits develops in PA, of which there is no assurance. The Kreider 2 Project will utilize our 3G Tech platform to treat the waste stream from Kreider Farm’s large poultry operations (possibly together with waste from other nearby poultry operations and/or other waste streams) (and the dairy waste stream previously treated in the Kreider 1 system) to generate renewable energy, marketable nutrient reduction credits and co-products (including nitrogen in organic and/or non-organic forms). It is targeted to treat the waste stream from approximately 9 million birds, in modules, when fully developed. Estimated capital costs (‘capex’) are currently in the $60 million range (with the caveat that no site has yet been chosen, technology development is not complete and the final design work has not yet begun) and has the potential to generate gross revenues of up to $50 million annually from the multiple revenue streams based on current projected yields and prices, none of which are assured. Note that tech and system design work is continuing and the Company anticipates reduce reductions of both capex and operating costs.

To complete and operate the Kreider 2 project, substantial capital (equity and/or debt) has been and will continue to be expended.  Additional funds will potentially be needed to be expended so that the Kreider 1 system and the Pennvest Loan (see below) situation can be resolved, of which there is no assurance. The Kreider 1 system was developed to earn revenue primarily from the sale of nutrient reduction (and/or other) environmental credits. In contrast, upon successful construction and operation, the Company anticipates that the Kreider 2 Project will earn revenue from the sale of nutrient reduction (and/or other) environmental credits generated by its 3G Tech system and through sales of renewable energy and co-products (fertilizer nutrients and soil amendment products in organic and/or non-organic forms and/or renewable energy and environmental credits) recovered and sustainably branded products as discussed above.

To date the market for long-term nutrient reduction Credits in Pennsylvania has been very slow to develop and the Company’s activities have been negatively affected by such lack of development.  However, Bion is confident that if and when these markets are established, the Credits it produces will be competitive in the credit trading markets, based on its cost to remove nitrogen from the livestock waste stream, compared to the cost to remove nitrogen through various other treatment activities.

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

Bion anticipates that it will be able to profitably sell nutrient credits generated at the Kreider 2 facilities (and subsequent projects) if prices are in the range of $6-$12 (or higher) per lb. of nitrogen reduction under long-term contracts, of which there is no assurance. Bion further believes that with the studies and information now available to other states that are (or will shortly be) facing these same decisions, a cost-benefit analysis will make it clear from the outset that competitive bidding for nutrient reduction credits from alternative approaches can provide dramatically lower-cost solutions than traditional strategies.

The Kreider 2 poultry waste treatment facility in PA may be one of its initial 3G Tech Projects. Bion intends that it will select a site for the Kreider 2 Project and/or its initial Integrated Project (and possibly additional Projects) after PA adopts a competitively-bid nutrient reduction Credit purchase program (see discussion above and below).

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

HISTORY AND DEVELOPMENT OF OUR BUSINESS

Substantially all of our business and operations to date has been conducted through wholly-owned subsidiaries, Bion Technologies, Inc. (a Colorado corporation organized September 20, 1989), Bion Integrated Projects Group, Inc. ("Projects Group") (formerly Bion Dairy Corporation through August 2008 and originally Bion Municipal, Inc., a Colorado corporation organized July 23, 1999) and Bion Services Group, Inc. ("Services Group") (formerly Bion International, Inc., a Colorado corporation organized July 23, 1999) and BionSoil, Inc. (a currently inactive Colorado corporation organized June 3, 1996).  Bion is also the parent of Bion PA 1 LLC (a Colorado entity organized August 14, 2008) (“PA1”), Bion PA 2 LLC (a Colorado entity organized June 24, 2010) (“PA2”) and Bion 3G-1, LLC (a Colorado entity organized on September 23, 2021). In January 2002, Bion entered into a series of transactions whereby the Company became a 57.7% (now 58.9%) owner of Centerpoint Corporation (a Delaware corporation organized August 9, 1995) ("Centerpoint").

Although we have been conducting business since 1989, we determined that we needed to redefine how we could best utilize our technology during 2003.  From 2003 through early 2008, we primarily worked on technology improvements and applications and in furtherance of our business model of Integrated Project development.  During 2008 we re-commenced pursuing active commercial transactions involving installation of our 2G Tech for CAFO waste treatment and related environmental remediation and initiation of pre-development modeling and pre-development work to prepare for our initial Integrated Projects. We are now focused primarily on development of JVs based on implementation of our 3G Tech platform (and business model) in the industry segments discussed above.

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

From 2009 through 2015 (when development of our 3G Tech platform began), Bion  actively pursued business opportunities in three broad areas 1) Bion systems to retrofit of existing CAFO’s (some of which may  generate verified nutrient credits and revenues from the production of renewable energy and byproducts) (“Retrofits”), and 2) development of new state-of-the-art large scale waste treatment facilities, potentially in conjunction with new CAFOs developed in strategic locations that were not previously possible due to environmental constraints in strategic locations (“Projects”) (some of these may be “closed loop’ Integrated Projects that were not previously possible due to environmental constraints as described below), and 3) licensing and/or joint venturing of Bion’s technology (primarily) outside North America. Bion is now primarily pursuing JVs related to these opportunities within the United States and internationally based on our 3G Tech as described above.

Pre-3G Tech: Chesapeake Bay Watershed: Kreider Farms Projects/Pennsylvania Initiatives

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

Pursuant to the KF agreements, Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment, while generating marketable nutrient credits and renewable energy, was designed, constructed and entered full-scale operation during 2011. On January 26, 2009, the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA1”), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project (“Kreider 1”). After substantial unanticipated delays, on August 12, 2010, PA1 received a permit for construction of the Kreider 1 system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system ‘operational shakedown’ during May 2011.  The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011, the PADEP re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012, on which date the Company deemed that the Kreider System was ‘placed in service’.  As a result, PA1 commenced generating nutrient reduction credits for potential sale, while continuing to utilize the Kreider 1 system to test technology improvements and add-ons. However, substantial liquidity in the Pennsylvania nutrient credit market for long term nutrient reduction credits has never developed significant breadth and depth, which limited liquidity/depth has negatively impacted Bion's business plans and has made it impossible to economically monetize the nutrient reductions created by PA1's Kreider 1 project (and Bion's other proposed projects in PA). These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and it is unlikely that PA1 will ever be able to generate such revenues from the Kreider 1 system (as designed and constructed). PA1 had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than seven years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, PA1 has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2021.  Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively.  During the 2016 fiscal year, effective June 30, 2016, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to zero.  This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equaled PA1’s contractual obligations related to the Kreider 1 system, including expenses related to the decommissioning of the Kreider 1 system.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 commenced discussions and negotiations with Pennvest concerning this matter but Pennvest rejected PA1’s proposal made during the fall of 2014. PA1 made a new proposal to Pennvest during September 2021 which proposal is presently under consideration by Pennvest. PA1 provides Pennvest with its financial statements (which include a description of system status) annually. During the 2021 fiscal year, Pennvest’s auditors requested a ‘corrective action plan’ and PA1 informed Pennvest that “… there is no viable corrective action plan for the Pennvest Loan (‘Loan’). The facility funded by the Loan has been shut down for many years (which has been disclosed in the annual financial reports to Pennvest and in public filings by the parent of Bion PA 1, LLC) and the technology utilized in the facility is now obsolete. The facility has not been commercially operated for approximately six years and has generated zero income. We recommend that Pennvest take appropriate steps to remove and sell the equipment.” Pennvest responded favorably to the approach of selling the equipment but no actions have yet taken place. PA1 and the Company are currently discussing proposals with Pennvest seeking full resolution of these matters. The Company anticipates additional communication with Pennvest on this matter and the recent proposal during the current year. It is not possible at this date to predict the final outcome of this matter, but the Company believes it is likely that that the equipment will be sold with the proceeds delivered to Pennvest during our current fiscal year as part of a resolution. However, the resolution of these matters including the manner and means of such equipment sale has not been agreed upon as of this date. PA1 will evaluate the appropriate manner to resolve/wrap-up its business over the balance of the current fiscal year.

Note that the projected economics (potential revenues, profitability and continued operation) of the Kreider 1 System were based almost entirely on the long-term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up. See below for further discussion.

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

The original Kreider agreements provided for Bion to develop a waste treatment/renewable energy production facility to treat the waste from Kreider's approximately 6+ million chickens (planned to expand to approximately 9-10 million)(and potentially other poultry operations and/or other waste streams)('Kreider Renewable Energy Facility' or ' Kreider 2 Project'). On May 5, 2016, the Company executed a stand-alone joint venture agreement with Kreider Farms covering all matters related to development and operation of a system to treat the waste streams from Kreider's poultry facilities in Bion PA2 LLC ("PA2"). The Company continues its development work related to the details of the Kreider 2 Project. During May 2011 the PADEP certified Kreider 2 2G Tech Project design for 559,457 nutrient credits under the old EPA's Chesapeake Bay model. The Company anticipates that the 3G Tech Kreider 2 Project will be re-certified for between 2-4 million (or more) nutrient reduction credits (for treatment of the waste stream from Kreider's poultry) pursuant to a future reapplication (or subsequent amended application) pursuant to the amended EPA Chesapeake Bay model and 2018 agreements between the EPA and PA. Note that this Project may be expanded in the future to treat wastes from other local and regional CAFOs (poultry and/or dairy – including the Kreider Dairy) and/or Kreider poultry expansion (some of which may not qualify for nutrient reduction credits). The review process to clarify certain issues related to credit calculation and verification commenced during 2014 based on Bion’s 2G Tech but has been placed on hold pending development of a robust market for nutrient reductions in PA. The Company anticipates it will submit an amended application based on our 3G Tech once these matters are clear. Site specific design and engineering work for this facility, which may be one of the first full-scale projects to utilize Bion's 3G Tech, have not commenced, and the Company does not yet have financing in place for the Kreider 2 Project. This opportunity is being pursued through PA2. If there are positive developments related to the market for nutrient reductions in PA, of which there is no assurance, the Company intends to re-commence development, design and construction of the Kreider 2 Project thereafter. The economics (potential revenues and profitability) of the Kreider 2 Project, despite its use of Bion's 3G Tech for increased recovery of marketable by-products, are based in material part the long-term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up. However, liquidity in the PA nutrient credit market has not developed significant breadth and depth, which lack of liquidity has negatively impacted Bion's business plans and will most likely continue delay PA2's Kreider 2 Project and other proposed projects in PA.

The Company believes that Pennsylvania is potentially ‘ground zero’ in the long-standing clean water battle between agriculture and the further regulation of agriculture relative to nutrient impacts. The ability of Bion and other technology providers to achieve verified reductions from agricultural non-point sources can resolve the current stalemate and enable implementation of constructive solutions that benefit all stakeholders, providing a mechanism that ensures that taxpayer funds will be used to achieve the most beneficial result at the lowest cost, regardless of source. All sources, point and non-point, rural and urban, will be able to compete for tax payer-funded nitrogen reductions in a fair and transparent process; and since payment from the tax and rate payers would now be performance-based, these providers will be held financially accountable.

See the extended additional discussion regarding these matters in our Annual Reports on Form 10-K for the year ended June 30, 2020 and prior years.

RECENT FINANCINGS

Sales of Common Stock during 2021 and 2020 Fiscal Years

During the year ended June 30, 2021, the Company entered into subscription agreements, under three different offerings, to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2021 and pursuant thereto, the Company issued 3,720,000 units for total proceeds of $1,860,000, net proceeds of $1,699,000 after commissions of $161,000.

During the year ended June 30, 2021 300,000 shares of the Company’s restricted company stock were sold to an investor for $300,000.

During the year ended June 30, 2021, 129,364 shares of its unregistered common stock were issued as commissions.

During the year ended June 30, 2021, the company issued 1,186,824 units to various employees/consultants upon the conversion of debt  pursuant to the 2006 Consolidated Incentive Plan with each unit consisting of one share of the common stock and one warrant to purchase one share of the Company’s stock for $0.75 per share until June 30, 2023.

During the year ended June 30, 2021, Mark Smith elected to convert deferred compensation, accrued interest and accounts payable of $124,698, $3342 and $52,360 respectively into an aggregate of 360,805 units at $0.50 per unit, pursuant to the 2006 Consolidated Incentive Plan with each unit consisting of one share of the common stock and one warrant to purchase one share of the Company’s stock for $0.75 per share until December 31, 2024.

During the year ended June 30, 2021, the Company issued 144,000 units to Mr. Smith for salary of $72,000, pursuant to the 2006 Consolidated Incentive Plan with each unit consisting of one share of the common stock and one warrant to purchase one share of the Company’s stock for $0.75 per share until December 31, 2024.

During the year ended June 30, 2021, 4,065,988 warrants were exercised to purchase 4,065,988 shares of the Company’s common stock at $0.75 per share for total proceeds of $3,049,491.

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

COMPETITION:

There are a significant number of competitors in the waste treatment industry who are working on animal related pollution issues. Probably the most efficient way to assess competition in this industry is to review the Newtrient Technology Catalog, a service provided by Newtrient Technology Catalog, which is produced by an organization created by the dairy industry to help farmers, technology providers, manure-based product developers and other stakeholders assess manure related challenges and opportunities. Many of the technologies reviewed by and organized by Newtrient in their catalog, such as Bion, address manure streams in addition to dairy. The potential competition has increased with the growing governmental and public concern focused on pollution due to CAFO wastes.  Waste treatment lagoons which depend on anaerobic microorganisms ("anaerobic lagoons") are the most common traditional treatment process for animal waste on large farms within the swine and dairy industries.  Additionally, many beef feedlots, poultry facilities and dairy farms simply scrape and accumulate manure for later field application. Both lagoon and scrape/pile manure storage approaches are coming under increasing regulatory pressure due to associated odor, nutrient management and water quality issues and are facing possible phase-out in some states.  Although we believe that Bion’s comprehensive solution is the most economically and technologically viable solution for the current problems, other alternative (though partial) solutions do exist, including, for example, synthetic lagoon covers (which are placed on the top of the water in the lagoon to trap the gases), methane digesters (a tank which uses anaerobic microorganisms to break down the waste to produce methane), multistage anaerobic lagoons and solids separators (processes which separate large solids from fine solids), as well as various thermal waste-to-energy technologies.  Additionally, many efforts are underway to develop and test new technologies.

Our ability to compete is dependent upon favorable regulatory conditions, our ability to obtain required approvals and permits from regulatory and other authorities and upon our ability to introduce and market our Systems in the appropriate industry and geographic segments.

There is also extensive competition in the sustainable beef and sustainable organic beef market segments and organic soil amendment/fertilizer and feed ingredient markets that are being targeted by Bion’s 3G Tech JVs as discussed above.

There are many companies that are already selling products to satisfy demand in the sectors of these markets we are trying to enter.  Many of these companies have established marketing and sales organizations and customer commitments, are supporting their products with advertising, sometimes on a national basis, and have developed brand name recognition and customer loyalty in many cases.

Because Bion systems offer a comprehensive waste treatment solution that is designed to produce/augment up to four separate and distinct revenue streams, the Company believes that it has the ability to be competitive in each of the sectors from which it derives revenue.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

In our JVs/Projects (including Integrated Projects) business segment, we will most likely be dependent upon one or a few major customers/partners/joint venturers since a relatively limited number of JVs and/or Projects (including Integrated Projects) will be developed by the Company. We anticipate initially developing, owning interests in, and operating only one or a few Projects commencing during 2021and 2022 and, thereafter, developing a limited number of Projects at a time. Thus, at least for the near future, our revenues will be dependent on a relatively small number of major Projects, participants and/or customers.

In our CAFO Retrofit/remediation business segment, we currently have only built one system and it is no longer operating and only have contracts with only a single party. However, there are thousands of CAFO’s in the United States and we anticipate that in the future we will have agreements with many CAFO customers.

PATENTS

We are the sole owner of seven United States patents. Bion also owns one Australian patent, two Canadian patents, one patent from New Zealand and two patents from Mexico. Additionally, Bion has one United States patent application pending and has three International patent applications currently pending.

Patent Numbers and date of issue:

United States Currently Issued:

(1)    7,431,839:  Low Oxygen Biologically Mediated Nutrient Removal: (NdeN+PwA) James W. Morris & Jere Northrop (Exp 12/26/2021)

(2)    7,879,589:  Micro-Electron Acceptor Phosphorous Accumulating Organisms: (NdeN+PwoA Microbial) James W. Morris & Jere Northrop (Exp 6/20/2023)

(3)    8,039,242:  Low Oxygen Biologically Mediated Nutrient Removal: (NdeN+PwoA Microbial) James W. Morris & Jere Northrop (Exp 6/20/2023)

(4)    8,287,734:  Method for Treating Nitrogen in Waste Streams: (OCN) Jere Northrop & James W. Morris (Exp 3/20/31)

(5)    10,106,447: Process to Recover Ammonium Bicarbonate from Wastewater: Morton Orentlicher & Mark M. Simon. (Exp. 9/14/2035)

(6)    10,604,432: Process to Recover Ammonium Bicarbonate from Wastewater; Dominic Bassani, Steve Pagano, Morton Orentlicher & Mark M. Simon. (Exp 6/29/2037)

(7)    10,793,458: Process to Recover Ammonium Bicarbonate from Wastewater; Dominic Bassani, Steve Pagano, Morton Orentlicher & Mark M. Simon. (Exp 9/14/2035)

Australia Issued:

(1)    2002/227224: Low Oxygen Organic Waste Bioconversion System: (NdeN) Jere Northrop & James W. Morris (Exp 11/8/2021).

Canada Issued:

(1)    2,428,417: Low Oxygen Organic Waste Bioconversion System: (NdeN) Jere Northrop & James W. Morris (Exp 11/8/21).

(2)    2,503,166: Low Oxygen Biologically Mediated Nutrient Removal: (NdeN+PwA) Jere Northrop & James W. Morris (Exp 11/8/21).

Mexico Issued:

(1)    240,124: Low Oxygen Organic Waste Bioconversion System; 9/8/06 (notified 3/26/07) (NdeN) Jere Northrop & James W. Morris (Exp 11/8/2021).

(2)    263,375: Low Oxygen Organic Waste Bioconversion System: (NdeN) Jere Northrop & James W. Morris (Exp 11/8/2021).

New Zealand Issued:

(1)    526,342: Low Oxygen Organic Waste Bioconversion System: (NdeN) Jere Northrop & James W. Morris (Exp 11/8/2021).

We are also the sole owner of, or possess the contractual right to acquire exclusive patent rights to, a pending United States patent application and three international applications as set forth below:

United States Currently Pending:

(1)    16/790,390: Process to Recover Ammonium Bicarbonate from Wastewater; Dominic Bassani, Steve Pagano, Morton Orentlicher & Mark M. Simon.

International Applications Currently Pending:

(1)	EP18943551: Process to recover ammonium bicarbonate from wastewater; Dominic Bassani, Steve Pagano, Morton Orentlicher & Mark M. Simon.
(2)	CA3123802A1: Process to recover ammonium bicarbonate from wastewater; Dominic Bassani, Steve Pagano, Morton Orentlicher & Mark M. Simon.
(3)	MX/a/2021/007358: Process to recover ammonium bicarbonate from wastewater; Dominic Bassani, Steve Pagano, Morton Orentlicher & Mark M. Simon.

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

RESEARCH AND DEVELOPMENT

Current research and development work is focused on completion of the development and ongoing improvement of our 3G Tech (the initial version of which is ready for implementation in an appropriate Project) with emphasis on increased recovery of valuable by-products (including nutrients in organic and/or non-organic forms, production of renewable energy from by-products together with related renewable energy and/or environmental credits). Bion believes its 3G Tech will produce significantly greater value from the CAFO waste stream through the recovery of a concentrated natural nitrogen fertilizer and pipeline-quality natural gas.

During the years ended June 30, 2021 and June 30, 2020, respectively, we expended approximately $547,000 and $478,000 (excluding non-cash stock-based compensation) on research and development activities related to our technology platform applications in support of large-scale, economically and environmentally sustainable Projects and Retrofits. Since the 2018 fiscal year, Bion’s research and development has been primarily focused on development work to complete and further refine development of our 3G Tech which will have the capacity to process dry, poultry CAFO waste streams in addition to wet dairy/beef/swine CAFO waste streams and increase our ability to recover marketable by-products from the waste stream remediation including renewable natural gas and nitrogen products (organic and non-organic). Some work  has also involved modifying and adding unit processes to our 3G Tech platform with the objective of reducing capital costs and operating costs, while generating commercial equivalent by-products (and therefore, potential revenue streams) and significantly increasing environmental efficiency. As a result of these efforts (including their continuation during the current period), Bion made new (and supplemental) patent filing(s) during the 2019-2021 fiscal years related to our 3G Tech. The Company anticipates completion of its pilot system and pre-commercial testing for its 3G Tech by end of the current calendar year to support design finalization for our initial 3G Tech systems. Our technology focus is to separate and aggregate the various “assets” in the waste stream and then to re-assemble them to maximize their economic value. Our current research and development efforts have been focused on developments that will minimize water removal requirements thereby significantly reducing the associated energy costs. In addition, current efforts are focused on fertilizer and soil amendment products (organic and inorganic), water reuse, environmental and reduction credits (including but not limited to nutrient, carbon, sediment, water and pathogen reduction) while reducing capital costs and operating costs. Bion continues to focus on “normalizing” its technology platform for use on multiple species. This effort has required significant work and resource allocation on research regarding balancing the activities of each unit process so that its output enables the subsequent unit processes to maximize efficiency and discharge to the subsequent unit process in order to produce a feedstock cost effectively. The by-products of this series of unit processes (which include certain Bion proprietary elements) are then “reassembled” into products to maximize their economic value. To date, research and development results have supported our objectives.

Environmental Protection/Regulation and Public Policy

In regards to Retrofits and development of Projects, we will be subject to extensive environmental (and other) regulations related to CAFO's, biofuel production and end product (e.g. fertilizer) producers.  To the extent that we are a provider of systems and services to others that result in the reduction of pollution, we are not under direct enforcement or regulatory pressure.  However, we are involved in the business of CAFO waste treatment and are impacted by environmental regulations in at least five different ways:

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

Bion system installations and operations may require verification and compliance with an assortment of voluntary regulatory programs, such as the USDA Organic and USDA Process Verified branding programs. Each of these programs has a series of compliance verification steps that need to be met in order to maintain proper standing for use of the USDA shield’s on packaging.

EMPLOYEES

As of September 1, 2021, we had 6 employees and primary consultants, all of whom are performing services for the Company on a full-time basis. The Company utilizes other consultants and professionals on an ‘as needed’ basis. Our future success depends in significant part on the continued service of our key personnel and the ability to hire additional qualified personnel. The competition for highly qualified personnel is intense, and there can be no assurance that we will be able to retain our key managerial and technical employees or that we will be able to attract and retain additional highly qualified technical and managerial personnel in the future. None of our employees is represented by a labor union, and we consider our relations with our employees to be good. None of our employees is covered by "key person" life insurance.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company maintains its corporate offices at 9 East Park Court, Old Bethpage, New York 11804, the home of its office manager/bookkeeper, and its main corporate telephone number is (516) 586-5643.

We are the sole owner of seven United States patents. Bion also owns one Australian patent, two Canadian patents, one patent from New Zealand and two patents from Mexico. Additionally, Bion has one United States patent application pending and has three International patent applications currently pending (See Item 1, “Patents” above).

ITEM 3. LEGAL PROCEEDINGS.

The Company is currently involved in no litigation matters excerpt :

On September 10, 2021, the Company filed a federal lawsuit ‘in rem’ to recover the <biontech.com> domain and the unknown ‘John Doe’ who hacked and attempted to steal the website. The litigation has been filed in the United States District Court for the Eastern District of Virginia, Alexandria Division under the heading ‘Bion Environmental Technologies, Inc., Plaintiff, vs John Doe and <biontech.com>, Defendants’ (Case No. 1:21-cv-01034), seeking recovery of the domain name and other relief as set forth therein.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 commenced discussions and negotiations with Pennvest concerning this matter but Pennvest rejected PA1’s proposal made during the fall of 2014. PA1 made a new proposal to Pennvest during September 2021 which proposal is presently under consideration by Pennvest. PA1 provides Pennvest with its financial statements (which include a description of system status) annually. During the 2021 fiscal year, Pennvest’s auditors requested a ‘corrective action plan’ and PA1 informed Pennvest that “… there is no viable corrective action plan for the Pennvest Loan (‘Loan’). The facility funded by the Loan has been shut down for many years (which has been disclosed in the annual financial reports to Pennvest and in public filings by the parent of PA1) and the technology utilized in the facility is now obsolete. The facility has not been commercially operated for approximately six years and has generated zero income. We recommend that Pennvest take appropriate steps to remove and sell the equipment.” Pennvest recently responded favorably to the approach of selling the equipment but no actions have yet taken place. PA1 and the Company are currently discussing proposals with Pennvest seeking full resolution to these matters. The Company anticipates additional communication with Pennvest on this matter during the current year. It is not possible at this date to predict the final outcome of this matter, but the Company believes it is likely that that the equipment will be sold with the proceeds delivered to Pennvest during our current fiscal year. However, the resolution of these matters including the manner and means of such equipment sale has not been agreed upon as of this date. PA1 will evaluate the appropriate manner to resolve/wrap-up its business over the balance of this calendar year.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA1. However, the Company’s consolidated balance sheet as of June 30, 2021 reflects the Pennvest Loan as a liability of $9,868,495 despite the fact that the obligation (if any) solely an obligation of PA 1.

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

	2021		2020
Fiscal Year Ended June 30,	High	Low	High	Low

First Fiscal Quarter	$0.55	$0.42	$0.62	$0.43
Second Fiscal Quarter	$0.52	$0.35	$0.56	$0.365
Third Fiscal Quarter	$1.73	$0.395	$0.55	$0.381
Fourth Fiscal Quarter	$1.71	$1.25	$0.59	$0.42

(b) Holders

The number of holders of record of our common stock at September 1, 2021 was approximately 1,400. Many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, so we are unable to estimate the number of stockholders represented by these record holders.

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

During each of fiscal year 2021 and 2020 the Company paid an aggregate dividend of $0 and $0, respectively, on shares of Series B Preferred Stock and Series C Preferred Stock which were outstanding during the year. A dividend of $2,000 was accrued on Series B Preferred Stock during each of the 2021 and 2020 fiscal years.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

In June 2006 the Company adopted its 2006 Consolidated Incentive Plan, as amended ("Plan"), which terminated all prior plans and merged them into the Plan.  The Plan was ratified by the Company's shareholders in October 2006 (and has been amended multiple times since initial ratification).  Under the Plan, Directors may grant Shares, Options, Stand Alone Stock Appreciation Rights ("SAR's"), shares of Restricted Stock, shares of Phantom Stock and Stock Bonuses and other items with respect to a number of Common Shares that in the aggregate does not exceed 36,000,000 shares. The maximum number of Common Shares for which Incentive Awards, including Incentive Stock Options, may be granted to any one Participant shall not exceed 2,000,000 shares in any one calendar year; and the total of all cash payments to any one participant pursuant to the Plan in any calendar year shall not exceed $1,500,000. As of August 1, 2021, 10,471,600 options have been granted and are outstanding under the Plan (as amended), including all options granted under prior merged plans, and options granted from July 1, 2021 through August 1, 2021, all of which options are vested as of August 1, 2021.  As of June 30, 2021 and June 30, 2020, the Company had no outstanding contingent Stock Bonuses.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about the Company’s equity compensation plans as of June 30, 2021:

Equity compensation Plan table

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans

Equity compensation plans
approved by security holders	20,637,205	0.66	10,113,017

Equity compensation plans not
approved by security holders	—	—	—

Total	20,637,205	0.66	10,113,017

(e) Recent Sales of Unregistered Securities

During the year ended June 30, 2021, the Company entered into subscription agreements, under three different offerings, to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2021 and pursuant thereto, the Company issued 3,720,000 units for total proceeds of $1,860,000, net proceeds of $1,699,000 after commissions of $161,000.

During the year ended June 30, 2021 300,000 shares of the Company’s restricted company stock were sold to an investor for $300,000.

During the year ended June 30, 2021, 129,364 shares of its unregistered common stock were issued as commission.

During the year ended June 30, 2021, the company issued 1,186,824 units to various employees/consultants upon the conversion of debt  pursuant to the 2006 Consolidated Incentive Plan with each unit consisting of one share of the common stock and one warrant to purchase one share of the Company’s stock for $0.75 per share until June 30, 2023.

During the year ended June 30, 2021, Mark Smith elected to convert deferred compensation, accrued interest and accounts payable of $124,698, $3342 and $52,360 respectively into an aggregate of 360,805 units at $0.50 per unit, pursuant to the 2006 Consolidated Incentive Plan with each unit consisting of one share of the common stock and one warrant to purchase one share of the Company’s stock for $0.75 per share until December 31, 2024.

During the year ended June 30, 2021, the Company issued 144,000 units to Mr. Smith for salary of $72,000, pursuant to the 2006 Consolidated Incentive Plan with each unit consisting of one share of the common stock and one warrant to purchase one share of the Company’s stock for $0.75 per share until December 31, 2024.

During the year ended June 30, 2021, 4,065,988 warrants were exercised to purchase 4,065,988 shares of the Company’s common stock at $0.75 per share for total proceeds of $3,049,491.

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

ITEM 6. SELECTED FINANCIAL DATA.

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Included in ITEM 8 are the audited Consolidated Financial Statements for the fiscal years ended June 30, 2021 and 2020 ("Financial Statements").

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

These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure (or delay) to gain product or regulatory approvals in the United States (or particular states) or foreign countries, loss (permanently or for any extended period of time) of the services of members of the Company’s small core management team (all of whom are age 70 or older) and failure to capitalize upon access to new markets. Additional risks and uncertainties that may affect forward looking statements about Bion's business and prospects include the possibility that markets for nutrient reduction credits (discussed below) and/or other ways to monetize nutrient reductions will be slow to develop (or not develop at all), the existing default by PA1 on its loan secured by the Kreider 1 system, the possibility that competitors will develop more comprehensive and/or less expensive environmental solution, delays in market awareness of Bion and our Systems, uncertainties and costs related to research and development efforts to update and improve Bion’s technologies and applications thereof, and/or delays in Bion's development of JVs, Projects and failure of marketing strategies, each of which could have both immediate and long term material adverse effects by placing us behind our competitors and requiring expenditures of our limited resources.

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

BUSINESS OVERVIEW

Our patented and proprietary technology provides economically sustainable comprehensive environmental solutions to one of the greatest water air and water quality problems in the U.S. today: pollution from large-scale livestock production facilities (also known as “Concentrated Animal Feeding Operations” or “CAFOs”).  Application of our technology and technology platform can simultaneously mitigate environmental problems and improve operational/resource efficiencies by recovering high-value co-products from the CAFOs’ waste stream that have traditionally been wasted or underutilized, including renewable energy, nutrients (including ammonia nitrogen and phosphorus) and water.

During the 2016 to 2021 fiscal years, the Company focused a large portion of its activities on developing, testing and demonstrating the 3rd generation of its technology and technology platform (“3G Tech”) with emphasis on increasing the efficiency of production of valuable co-products from the waste treatment process, including ammonia nitrogen in the form of organic ammonium bicarbonate products. The Company’s initial ammonium bicarbonate liquid product completed its Organic Materials Review Institute (“OMRI”) application and review process with approval during May 2020. An application for our first solid ammonium bicarbonate product – AD Nitrogen – has been filed and is in the review process (see discussion at “Organic Fertilizer products” at Item 1 above).

Bion is now focused primarily on: i) development/construction of its initial commercial-scale 3G Tech installation, ii) developing applications and markets for its organic fertilizer products and its sustainable (conventional and organic) animal protein products, and iii) initiation and development of joint ventures (“JVs” as discussed above) (and related projects) based on the augmented capabilities of our 3G Tech, while (iv) continuing to pursue development opportunities related to large retrofit projects (such as the Kreider poultry project JV described above) and ongoing R&D activities.

The $175 billion U.S. livestock industry is under intense scrutiny for its environmental and public health impacts – its ‘environmental sustainability’-- at the same time it is struggling with declining revenues and margins (derived in part from clinging to its historic practices and resulting limitations and impacts) which threaten its ‘economic sustainability’. Its failure to adequately respond to consumer concerns ranging including food safety, environmental impacts, and humane treatment of animals have provided impetus for plant-based alternatives such as Beyond Meat and Impossible Burger (and many others) being marketed as “sustainable” alternatives for this growing consumer segment of the market.

The Company believes that its 3G Tech, in addition to providing superior environmental remediation, creates opportunities for large scale production of i) verifiably sustainable-branded livestock products and ii) verifiably sustainable organic-branded livestock products that will command premium pricing (in part due to ongoing monitoring and third-party verification of environmental performance which will provide meaningful assurances to both consumers and regulatory agencies). Each of these two distinct market segments (which the Company intends to pursue in parallel) presents a large production/marketing opportunity for Bion. Our 3G Tech will also produce (as co-products) biogas and valuable organic fertilizer products, which can be utilized in the production of organic grains for use as feed for raising organic livestock (some of which may be utilized in the Company’s JV projects) and/or marketed to the growing organic fertilizer market.

During the 2021 fiscal year, Bion completed a series of core optimization trials of its 3G Tech platform that were required to move forward with its initial commercial scale 3G Tech project. As described in more detail in Item 1above, Bion is now engaged in activities to develop a sustainable beef demonstration facility on approximately four (4) leased acres near Fair Oaks, Indiana. The project, as presently planned, will include a covered barn for up to 300 head of cattle, designed to allow daily manure production to flow into Bion’s 3G Tech waste treatment/resource recovery platform that includes an anaerobic digester (“AD”) to generate biogas and CO2, followed by Bion’s patented 3G Tech ammonia recovery process to produce organic ammonium bicarbonate and nutrient-rich solids.

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

During 2018 the Company had its first patent issued on its 3G Tech and has continued its work to expand its patent coverage for our 3G Tech. During October 2020, the Company the Company’s third 3G patent, which patent significantly expands the breadth and depth of the Company’s 3G Tech coverage. The Company has filed and anticipates filing additional patent applications (and/or continuations of existing patents) related to its technology developments during the next 12 months. The 3G Tech platform has been designed to maximize the value of co-products produced during the waste treatment/recovery processes, including pipeline-quality renewable natural gas and organic commercial fertilizer products. All processes will be verifiable by third-parties (including regulatory authorities, certifying boards and consumers) to comply with environmental regulations and trading programs and meet the requirements for: a) renewable energy credits, b) organic certification of the fertilizer coproducts and c) the USDA PVP ‘Environmentally Sustainable’ branding program (See discussion at Item 1 above and elsewhere herein.) Bion anticipates moving forward with the development process of its initial large-scale commercial installations of its 3G technology during the 2022 calendar year on a JV basis.

In parallel, Bion has worked (which work continues) to advance public policy initiatives that will potentially create markets (in Pennsylvania and other states) that will utilize taxpayer funding for the purchase of verified pollution reductions from agriculture (“credits”) by the state (or others) through competitively-bid procurement programs. Such credits can then be used as a ‘qualified offset’ by an individual state (or municipality) to meet its federal clean water mandates at significantly lower cost to the taxpayer. Competitive procurement of verified credits is now supported by US EPA, the Chesapeake Bay Commission, national livestock interests, and other key stakeholders. Legislation in Pennsylvania to establish the first such state competitive procurement program passed the Pennsylvania Senate by a bi-partisan majority during March 2019. However, the Covid-19 pandemic and related financial/budgetary crises have subsequently slowed progress for this and other policy initiatives and, as a result, it is not currently possible to project the timeline for this and other similar initiatives (see discussion at Item 1 above and below herein).

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

Currently, our research and development activities are underway to improve, update and commercialization of our 3G Tech systems (which is ready to be implemented) during the current fiscal year to meet the needs of JVs in various geographic and climate areas with nutrient release constraints and to increase the recovery and generation of valuable co-products while adding the capability to treat dry (poultry) waste streams in addition to wet manure streams at lower capital costs and operating costs

Bion business activity is focused on development of its initial 3G Tech installation and using applications of its 3G Tech for utilization in JVs and Projects (including Integrated Projects) in which the Company will participate as developer, technology provider and direct participant. Currently our efforts and funds are being expended on pre-development activities related to: 1) sustainable/organic grain-finished beef JV and 2) the Kreider 2 poultry JV.

KREIDER 1 (HISTORY AND STATUS)

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms (“KF”), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA1”), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project (“Kreider 1 System”). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 System based our 2G Tech (which the Company is no longer implementing). Construction activities commenced during November 2010. The closing/settlement of the Pennvest Loan took place on November 3, 2010. PA1 finished the construction of the Kreider 1 System and entered a period of system ‘operational shakedown’ during May 2011. The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year. During 2011 the PADEP re-certified the nutrient credits for this project. The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider 1 System was ‘placed in service’. As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 System to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has failed to develop significant breadth and depth, which limited liquidity/depth has negatively impacted Bion’s business plans and has resulted in insurmountable challenges to monetizing the nutrient reductions created by PA1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 System which has now been inactive for several years. PA1 had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than 7 years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2021. Due to the failure of the Pennsylvania nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively. During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to zero. This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equals PA1’s contractual obligations related to the Kreider 1 System, including expenses related to decommissioning of the Kreider 1 System.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 commenced discussions and negotiations with Pennvest concerning this matter but Pennvest rejected PA1’s proposal made during the fall of 2014. PA1 made a new proposal to Pennvest during September 2021 which proposal is presently under consideration by Pennvest.PA1 provides Pennvest with its financial statements (which include a description of system status) annually. During the 2021 fiscal year, Pennvest’s auditors requested a ‘corrective action plan’ and PA1 informed Pennvest that “… there is no viable corrective action plan for the Pennvest Loan (‘Loan’). The facility funded by the Loan has been shut down for many years (which has been disclosed in the annual financial reports to Pennvest and in public filings by the parent of PA1) and the technology utilized in the facility is now obsolete. The facility has not been commercially operated for approximately six years and has generated zero income. We recommend that Pennvest take appropriate steps to remove and sell the equipment.” Pennvest recently responded favorably to the approach of selling the equipment but no actions have yet taken place. PA1 and the Company are currently discussing proposals with Pennvest seeking full resolution to these matters. The Company anticipates additional communication with Pennvest on this matter during the current year. It is not possible at this date to predict the final outcome of this matter, but the Company believes it is likely that that the equipment will be sold with the proceeds delivered to Pennvest during our current fiscal year. However, the resolution of these matters including the manner and means of such equipment sale has not been agreed upon as of this date. PA1 will evaluate the appropriate manner to resolve/wrap-up its business over the balance of this calendar year.

The economics (potential revenues, profitability and continued operation) of the Kreider 1 System were based almost entirely on the long-term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up. See below for further discussion.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 System met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan has been (and is now) solely an obligation of PA1 since that date. However, the Company’s consolidated balance sheet as of June 30, 2021 reflects the Pennvest Loan as a liability of $9,868,495 despite the fact that the obligation (if any) solely an obligation of PA 1.

PA1 is currently maintaining some equipment at the Kreider 1 System pending its potential inclusion within the Kreider 2 Project discussed below.

3G TECH KREIDER 2 POULTRY PROJECT

Bion has done extensive pre-development work related to a waste treatment/renewable energy production facility to treat the waste from KF’s approximately 6+ million chickens (planned to expand to approximately 9-10 million) (and potentially other poultry operations and/or other waste streams) ('Kreider Renewable Energy Facility' or ‘ Kreider 2 Project’). On May 5, 2016, the Company executed a stand-alone joint venture agreement with Kreider Farms covering all matters related to development and operation of Kreider 2 system to treat the waste streams from Kreider’s poultry facilities in Bion PA2 LLC (“PA2”). During May 2011 the PADEP certified a smaller version of the Kreider 2 Project (utilizing our 3G Tech) for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model. The Company has been in ongoing discussions with the PADEP regarding the appropriate credit calculation methodology for large-scale technology-based nutrient reduction installations such as the KF2 Project utilizing our 3G Tech platform. Based on these discussions and the size of the Kreider 2 Project, we anticipate that when designs are finalized, the Kreider 2 Project will be re-certified for a far larger number of credits (management’s current estimates are between 2-4 million (or more) nutrient reduction credits for treatment of the waste stream from Kreider’s poultry pursuant to the Company’s subsequent amended application pursuant to the amended EPA Chesapeake Bay model and agreements between the EPA and PA. Note that this Project, if it is constructed, may be expanded in the future to treat wastes from other local and regional CAFOs (poultry and/or dairy---including the Kreider Dairy) and/or additional Kreider poultry expansion (some of which may not qualify for nutrient reduction credits). A review process to clarify certain issues related to credit calculation and verification commenced during 2014 based on Bion’s 2G Tech but was been placed on hold. The Company anticipates if and when PA2 re-commences work on the Kreider 2 Project, it will submit a new application based on our 3G Tech. Site specific design and engineering work for this facility have not commenced, and the Company does not yet have financing in place for the Kreider 2 Project. This opportunity is being pursued through PA2. If there are positive developments related to the market for nutrient reductions in Pennsylvania, of which there is no assurance, the Company intends to pursue development, design and construction of the Kreider 2 Project with a goal of achieving operational status for its initial modules during then following calendar year. The economics (potential revenues and profitability) of the Kreider 2 Project, despite its proposed use of Bion’s 3G Tech for increased recovery of marketable by-products, are based in material part the long-term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up. However, liquidity in the Pennsylvania nutrient credit market has not yet developed significant breadth and depth, which lack of liquidity has negatively impacted Bion’s business plans and will most likely delay PA2’s Kreider 2 Project and other proposed projects in Pennsylvania.

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

SUSTAINABLE/ORGANIC GRAIN-FINISHED BEEF JV OPPORTUNITY

Bion believes there is a potentially large opportunity to develop JVs to produce sustainable/organic grain-finished beef in the Midwest and elsewhere and has actively engaged in discussions regarding pursuit of this opportunity with multiple parties over the past two years. (See extended discussion at Item 1 above).

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

The Company believes that: i) the April 2015 release of a report from the Pennsylvania Auditor General titled “Special Report on the Importance of Meeting Pennsylvania’s Chesapeake Bay Nutrient Reduction Targets” which highlighted the economic consequences of EPA-imposed sanctions if the state fails to meet the 2017 TMDL targets, as well as the need to support using low-cost solutions and technologies as alternatives to higher-cost public infrastructure projects, where possible, and ii) Senate Bill 575 (introduced in April 2019 as successor to prior SB 799 (which was passed by PA Senate during January 2018 but was not voted on in the House)) which, if adopted, will establish a program that will allow the Pennsylvania’s tax- and rate-payers to meet significant portions of their EPA-mandated Chesapeake Bay pollution reductions at significantly lower cost by purchasing verified reductions (by competitive bidding) from all sources, including those that Bion can produce through livestock waste treatment, represent visible evidence of progress being made on these matters in Pennsylvania. SB 575 was passed by the PA Senate in 2019 and introduced in the PA House which is scheduled to be taken up the bill during its current session which is now underway. Such legislation (which has bi-partisan support), if passed and signed into law (of which there is no assurance), will potentially enable Bion (and others) to compete for public funding on an equal basis with subsidized agricultural ‘best management practices’ and public works and storm water authorities. Note, however, that there is opposition to currently filed SB 475 and SB832 (as was the case for SB 575 and its predecessors) from threatened stakeholders committed to the existing status quo approaches--- a significant portion of which was focused on attacking (in often inaccurate and/or vilifying ways) Bion in/through social media and internet articles, blogs, press releases, twitter posts and re-tweets, rather than engaging the substantive issues. Further note that the current COVID-19 crisis has shifted government, legislative and budget focuses in PA in manners which may delay our efforts. If SB 475 and/or SB832 (or similar legislation) is passed (on a stand-alone basis or as part of a larger piece of legislation) and implemented (in a form which maintains its core provisions), Bion expects that the policies and strategies being developed in PA will not only benefit the Company’s existing and proposed PA projects, but will also subsequently provide the basis for a larger Chesapeake Bay watershed strategy and, thereafter, a national clean water strategy.

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

The Company currently anticipates that a Sustainable/Organic Grain-Fed Beef JV is likely to be its initial full-scale 3G Project (but the Kreider 2 poultry JV in PA remains a possibility). Now that Bion has commenced development of its initial 3G Tech installation by leasing land and beginning the site-specific design and permitting processes, we believe it will be possible to commence development of a full-scale 3G Project during late 2022 calendar year, but further delays are possible. It is not possible at this time to firmly predict where the initial JVs and Projects will be developed or the order in which Projects will be developed. All potential Projects are in very early discussion and pre-development stages and may never progress to actual development or may be developed after other Projects not yet under active consideration.

Bion intends to carry out its business plan to move forward on multiple JVs/Projects during the 2022-2026 period to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2026) of commencing approximately 3-8 or more JVs/Projects of various sizes (and potentially in multiple species) pursuant to joint ventures (or similar agreements). Management hopes to have identified and begun development work related to 3 (or more) Projects over the next 3 years. At the end of the 5-year period, Bion projects that 3-5 or more of these JVs/Projects will be in commercial operation in 3 or more states, and the balance would be in various stages ranging from partial operation to early development stage. It is possible that one or more Projects will be developed in joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East). No JVs/Projects (including Integrated Projects) have been developed to date.

The Company’s audited financial statements for the years ended June 30, 2021 and 2020 were prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $3,451,000 and $4,553,000 during the years ended June 30, 2021 and 2020, respectively. The Report of the Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended June 30, 2021 includes a “going concern” explanatory paragraph which means that there are factors that raise substantial doubt about the Company’s ability to continue as a going concern. At June 30, 2021, the Company had a working capital deficit and a stockholders’ deficit of approximately $6,614,000 and $11,445,000, respectively. Management’s plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

COVID-19 PANDEMIC RELATED MATTERS:

The Company faces risks and uncertainties and factors beyond our control that are magnified during the current Covid-19 pandemic and the unique economic, financial, governmental and health-related conditions in which the Company, the country and the entire world now reside. To date the Company has experienced direct impacts in various areas including but without limitation: i) government ordered shutdowns which have slowed the Company’s research and development projects and other initiatives, ii) shifted focus of state and federal governments which is likely to negatively impact the Company’s legislative initiatives in Pennsylvania and Washington D. C., iii) strains and uncertainties in both the equity and debt markets which have made discussion and planning of funding of the Company and its initiatives and projects with investment bankers, banks and potential strategic partners more tenuous, iv) strains and uncertainties in the agricultural sector and markets have made discussion and planning more difficult as future industry conditions are now more difficult to assess and predict, v) constraints due to problems experienced in the global industrial supply chain, vi) due to the age and health of our core management team, all of whom are age 70 or older and have had one or more existing health issues, the Covid-19 pandemic places the Company at greater risk than was previously the case (to a higher degree than would be the case if the Company had a larger, deeper and/or younger core management team), and vii) there almost certainly will be other unanticipated consequences for the Company as a result of the current pandemic emergency and its aftermath.

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

YEAR ENDED JUNE 30, 2021 COMPARED TO THE YEAR ENDED JUNE 30, 2020

Revenue

Total revenues were nil for both the years ended June 30, 2021 and 2020, respectively.

General and Administrative

Total general and administrative expenses were $2,078,000 and $3,090,000 for the years ended June 30, 2021 and 2020, respectively.

General and administrative expenses, excluding stock-based compensation charges of $850,000 and $1,931,000, were $1,228,000 and $1,159,000 for the years ended June 30, 2021 and 2020, respectively, representing a $69,000 increase. Salaries and related payroll tax expenses were $319,000 and $266,000 for the years ended June 30, 2021 and 2020, respectively, representing a $53,000 increase due to a consultant being partially paid as an employee and a bonus given to Smith for payroll taxes during the year ended June 30, 2021. Consulting costs were $391,000 and $458,000 for the years ended June 30, 2021 and 2020, respectively. The decrease in consulting costs is partially due a consultant being paid as an employee and the absence of political consulting to further the environmental mandates in Pennsylvania during the years ended June 30, 2021. Investor relations expenses were $149,000 and $72,000 for the years ended June 30, 2021 and 2020, respectively, and the increase is due to a new contract with an investor relations firm during the latter part of fiscal year 2021. Travel costs were $13,000 and $28,000 for the years ended June 30, 2021 and 2020, respectively, with the decrease due to travel restrictions during the pandemic.

General and administrative stock-based employee compensation for the years ended June 30, 2021 and 2020 consists of the following:

	Year ended June 30, 2021	Year ended June 30, 2020
General and administrative:
Change in fair value from modification of option terms	$9,000	$511,000
Change in fair value from modification of warrant terms	25,000	1,065,000
Fair value of stock options expensed under ASC 718	816,000	355,000
Total	$850,000	$1,931,000

Stock-based compensation charges were $850,000 and $1,931,000 for the years ended June 30, 2021 and 2020, respectively. The fair value of stock options expensed for the years ended June 30, 2021 and 2020 was $816,000 and $355,000, respectively. The Company granted 960,000 and 2,210,000 fully vested options during the years ended June 30, 2021 and 2020, respectively. Compensation expense relating to the change in fair value from the modification of option terms was $9,000 and $511,000 for the years ended June 30, 2021 and 2020, respectively, as the Company granted an extension of certain option expiration dates and modified selected exercise prices for 50,000 and 7,121,600 options during the years ended June 30, 2021 and 2020, respectively. During the years ended June 30, 2021 and 2020, the Company extended expiration dates of warrants for certain employees and consultants which resulted in the recognition of $25,000 and $1,065,000, respectively, in non-cash compensation.

Depreciation

Total depreciation expense was $827 and $1,248 for the years ended June 30, 2021 and 2020, respectively.

Research and Development

Total research and development expenses were $749,000 and $1,124,000 for the years ended June 30, 2021 and 2020, respectively.

Research and development expenses, excluding stock-based compensation expenses of $202,000 and $646,000 were $547,000 and $478,000 for the years ended June 30, 2021 and 2020, respectively. Salaries and related payroll tax expenses were $94,000 and $80,000 for the years ended June 30, 2021 and 2020, respectively. Consulting costs were $214,000 and $218,000 for the years ended June 30, 2021 and 2020, respectively.  The Company also incurred $144,000 and $112,000 for the years ended June 30, 2021 and 2020, respectively in the development of new components of the pilot program for its anaerobic digestate process. The overall increase in research and development expenses were attributable, in part, to increased cash availability during the latter part of fiscal year 2021.

Research and development stock-based employee compensation for the years ended June 30, 2021 and 2020 consists of the following:

	Year ended June 30, 2021	Year ended June 30, 2020
Research and development:
Change in fair value from modification of option terms	$—	$115,000
Change in fair value from modification of warrant terms	—	457,000
Fair value of stock options expensed under ASC 718	202,000	74,000
Total	$202,000	$646,000

Stock-based compensation expenses were $202,000 and $646,000 for the years ended June 30, 2021 and 2020, respectively. The Company expensed $202,000 and $74,000 for the fair value of stock options that vested during the years ended June 30, 2021 and 2020, respectively. The Company granted 960,000 and 2,210,000 fully vested options during the years ended June 30, 2021 and 2020, respectively, a portion of which was allocated to research and development. The compensation expense of nil and $115,000 for the years ended June 30, 2021 and 2020, respectively was for the change in fair value from modification of options terms is due to a research and development employee and consultant having certain option exercise prices reduced during the year ended June 30, 2020. During the year ended June 30, 2020, the Company extended expiration dates of warrants for certain research and development employees and consultants which resulted in the recognition of $457,000 in non-cash compensation, while no such modifications were made for the year ended June 30, 2021.

Loss from Operations

As a result of the factors described above, the loss from operations was $2,828,000 and $4,215,000 for the years ended June 30, 2021 and 2020, respectively.

Other Expense

Other expense was $623,000 and $338,000 for the years ended June 30, 2021 and 2020, respectively. Interest expense of $187,000 and $36,000 was recorded during the years ended June 30, 2021 and 2020, respectively, due to the modification of warrant expiry dates for warrants held by investors and brokers. Interest expense related to convertible notes was $197,000 and $159,000 for the years ended June 30, 2021 and 2020, respectively and the increase is attributable to higher convertible note balances. Offsetting higher interest expenses for the year ended June 30, 2021 was $35,000 on forgiveness of debt due to the Company’s PPP loan being forgiven by the Small Business Administration. During the year ended June 30, 2020, the Company recognized other income of $122,000 due to the extinguishment of liabilities due to the legal release of certain accounts payable and $6,000 due to the grant of an Economic Impact Disaster Loan.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $3,000 and $8,000 for the years ended June 30, 2021 and 2020, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $3,448,000 and $4,546,000 for the years ended June 30, 2021 and 2020, respectively, and the net loss per basic common share was $0.10 and $0.16 for the years ended June 30, 2021 and 2020, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements for the year ended June 30, 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2021 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of June 30, 2021, the Company had cash of approximately $4,216,000. During the year ended June 30, 2021, net cash used in operating activities was $1,389,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance, legal, accounting, consulting and investor relations expenses. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Financing Activities

During the year ended June 30, 2021, the Company received gross cash proceeds of $1,860,000 from the sale of 3,720,000 units which consists of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share through December 2021. The Company paid cash commissions related to the sale of units of $161,000. During the year ended June 30, 2021, 300,000 shares of the Company’s restricted company stock were sold to an investor for $300,000. The Company also received $3,049,490 in gross proceeds from the exercise of 4,065,988 warrants into shares of the Company’s common stock and paid approximately $4,000 in cash commissions related to the exercise of warrants.

As of June 30, 2021, the Company has debt obligations consisting of: a) deferred compensation of $479,200, b) convertible notes payable – affiliates of $4,793,000, and c) a loan payable and accrued interest of $9,868,000 (owed solely by PA1).

Plan of Operations and Outlook

As of June 30, 2021, the Company had cash of approximately $4,216,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal years 2021 and 2020, the Company has faced progressively less difficulty in raising equity funding (but substantial equity dilution has gone along with the larger amounts of equity financing during the periods). However, the Company anticipates substantial increases in demands for capital and operating expenditures as it moves toward commercial implementation of its 3G Tech and development of JVs and, therefore, is likely to continue to face, significant cash flow management challenges due to limited capital resources and working capital constraints which have only recently begun to be alleviated. As a result, the Company has faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 4 and 6 to Financial Statements) and members of the Company's senior management have from time to time made loans to the Company. During the year ended June 30, 2018 senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000. As of June 30, 2021, such deferrals totaled approximately $5,272,000 (including accrued interest and deferred compensation converted into promissory notes but excluding conversions of deferred compensation into the Company's common stock by officers, employees and consultants that have already been completed). The extended constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company's effort to develop its business. The Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again in 2018. The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company’s efforts to develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company is able to continue its recent increased success in its efforts to raise needed funds during the remainder of the current fiscal year (and subsequent periods), of which there is no assurance, management will not need to consider deeper cuts (including additional personnel cuts) and curtailment of ongoing activities including research and development activities.

The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop JVs, Projects (including Integrated Projects) and CAFO Retrofit waste remediation systems (including the Kreider 2 facility) and to continue to maintain equipment at the Kreider 1 facility (subject to agreements being reached with Pennvest as discussed above). The Company anticipates that it will seek to raise from $5,000,000 to $50,000,000 or more (debt and equity) during the next twelve months. However, as discussed above, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing projects, JVs and proposed projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years. During the year ended June 30, 2021 the Company raised gross proceeds of approximately $5,209,000 through the sale of its securities and paid commissions of approximately $165,000, and anticipates raising additional funds from such sales and transactions. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

Because the Company is not currently generating significant revenues, the Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to sustain operations at the KF 1 facility.

The first commercial activity in the Retrofit segment is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system. Construction activities commenced during November 2010. The closing/settlement of the Pennvest Loan took place on November 3, 2010. PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011. The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year. During 2011 the PADEP re-certified the nutrient credits for this project. The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'. As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth, which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system. PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than 7 years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2021. Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively. During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to zero. This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 commenced discussions and negotiations with Pennvest concerning this matter but Pennvest rejected PA1’s proposal made during the fall of 2014. PA1 made a new proposal to Pennvest during September 2021 which proposal is presently under consideration by Pennvest. PA1 provides Pennvest with its financial statements (which include a description of system status) annually. During the 2021 fiscal year, Pennvest’s auditors requested a ‘corrective action plan’ and PA1 informed Pennvest that “… there is no viable corrective action plan for the Pennvest Loan (‘Loan’). The facility funded by the Loan has been shut down for many years (which has been disclosed in the annual financial reports to Pennvest and in public filings by the parent of PA1) and the technology utilized in the facility is now obsolete. The facility has not been commercially operated for approximately six years and has generated zero income. We recommend that Pennvest take appropriate steps to remove and sell the equipment.” Pennvest recently responded favorably to the approach of selling the equipment but no actions have yet taken place. PA1 and the Company are currently discussing proposals with Pennvest seeking full resolution to these matters. The Company anticipates additional communication with Pennvest on this matter during the current year. It is not possible at this date to predict the final outcome of this matter, but the Company believes it is likely that that the equipment will be sold with the proceeds delivered to Pennvest during our current fiscal year. However, the resolution of these matters including the manner and means of such equipment sale has not been agreed upon as of this date. PA1 will evaluate the appropriate manner to resolve/wrap-up its business over the balance of this calendar year.

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

As indicated above, the Company anticipates that it will seek to raise from $5,000,000 to $50,000,000 or more (from debt, equity, joint venture, strategic partnering, etc.) during the next twelve months, some of which may be in the context of joint ventures for the development of one or more large scale projects. We reiterate that there is no assurance, especially in the extremely unsettled capital markets that presently exist for companies such as Bion, that the Company will be able to obtain the funds that it needs to stay in business, finance its Projects and other activities, continue its technology development and/or to successfully develop its business.

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

Covid-19 pandemic related matters:

The Company faces risks and uncertainties and factors beyond our control that are magnified during the current Covid-19 pandemic and the unique economic, financial, governmental and health-related conditions in which the Company, the country and the entire world now reside. To date the Company has experienced direct impacts in various areas including but without limitation: i) government ordered shutdowns which have slowed the Company’s research and development projects and other initiatives, ii) shifted focus of state and federal governments which is likely to negatively impact the Company’s legislative initiatives in Pennsylvania and Washington D. C., iii) strains and uncertainties in both the equity and debt markets which have made discussion and planning of funding of the Company and its initiatives and projects with investment bankers, banks and potential strategic partners more tenuous, iv) strains and uncertainties in the agricultural sector and markets have made discussion and planning more difficult as future industry conditions are now more difficult to assess and predict, v) constraints due to problems experienced in the global industrial supply chain, vi) due to the age and health of our core management team, all of whom are age 70 or older and have had one or more existing health issues, the Covid-19 pandemic places the Company at greater risk than was previously the case (to a higher degree than would be the case if the Company had a larger, deeper and/or younger core management team), and vii) there almost certainly will be other unanticipated consequences for the Company as a result of the current pandemic emergency and its aftermath.

CONTRACTUAL OBLIGATIONS

We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system. Construction activities commenced during November 2010. The closing/settlement of the Pennvest Loan took place on November 3, 2010. PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011. The Kreider 1System reached full, stabilized operation by the end of the 2012 fiscal year. During 2011 the PADEP re-certified the nutrient credits for this project. The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'. As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth, which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system. PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than 7 years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2021. Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively. During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to zero. This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 commenced discussions and negotiations with Pennvest concerning this matter but Pennvest rejected PA1’s proposal made during the fall of 2014. PA1 made a new proposal to Pennvest during September 2021 which proposal is presently under consideration by Pennvest. PA1 provides Pennvest with its financial statements (which include a description of system status) annually. During the 2021 fiscal year, Pennvest’s auditors requested a ‘corrective action plan’ and PA1 informed Pennvest that “… there is no viable corrective action plan for the Pennvest Loan (‘Loan’). The facility funded by the Loan has been shut down for many years (which has been disclosed in the annual financial reports to Pennvest and in public filings by the parent of PA1) and the technology utilized in the facility is now obsolete. The facility has not been commercially operated for approximately six years and has generated zero income. We recommend that Pennvest take appropriate steps to remove and sell the equipment.” Pennvest recently responded favorably to the approach of selling the equipment but no actions have yet taken place. PA1 and the Company are currently discussing proposals with Pennvest seeking full resolution to these matters. The Company anticipates additional communication with Pennvest on this matter during the current year. It is not possible at this date to predict the final outcome of this matter, but the Company believes it is likely that that the equipment will be sold with the proceeds delivered to Pennvest during our current fiscal year. However, the resolution of these matters including the manner and means of such equipment sale has not been agreed upon as of this date. PA1 will evaluate the appropriate manner to resolve/wrap-up its business over the balance of this calendar year.

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

The Company is currently maintaining some equipment at the Kreider 1 System in a limited manner.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2021, under the supervision and with the participation of the Company's President and Principal Financial Officer (the same person), management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures.  Based on that evaluation, the President and Principal Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2021 as a result of the material weakness in internal control over financial reporting discussed below.

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

Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2021. Our President and Principal Financial Officer concluded we have a material weakness due to our control environment, and one condition caused by this is an inadequate of segregation of duties as well as a lack of timely review and approval of related party transactions. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. There is one person involved in the processing of the Company's accounting and banking transactions and a single person with overall supervision and review of the cash disbursements and receipts and the overall accounting process. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting duties. While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions to justify additional full time staff. As a result of this material weakness, we have implemented remediation procedures whereby in May 2006 we engaged an outside accounting and consulting firm with SEC and US GAAP experience to assist us with the preparation of our financial statements, evaluation of complex accounting issues and the implementation of systems to improve controls and review procedures over all financial statement and account balances. We believe that this outside consultant's review improved our disclosure controls and procedures. If this review is effective throughout a period of time, we believe it will help remediate the segregation of duties material weakness. However, we may not be able to fully remediate the material weakness unless we hire more staff.  We will continue to monitor and assess the costs and benefits of additional staffing.

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

Website: Hacking/Theft

On Saturday morning, July 17, 2021, our historical website domain – biontech.com – and email services were compromised and disabled. Research indicated that an unknown party had ‘hijacked’ the domain in a theft attempt.

On September 10, 2021, the Company filed a federal lawsuit ‘in rem’ to recover the <biontech.com> domain and the unknown ‘John Doe’ who hacked and attempted to steal the website. The litigation has been filed in the United States District Court for the Eastern District of Virginia, Alexandria Division under the heading ‘Bion Environmental Technologies, Inc., Plaintiff, vs John Doe and <biontech.com>, Defendants’ (Case No. 1:21-cv-01034), seeking recovery of the domain name and other relief as set forth therein.

No shareholder, sensitive or confidential information was available to be breached which has limited damages from the hack/theft to date. However, the Company’s email operations have been subject disruption and expenses have been incurred related to the matter including legal fees.

The Company has had to create ‘work-arounds’ as a result. While these issues are being resolved, Bion Environmental Technologies, Inc. has moved our website (and email) to a new domain: bionenviro.com. Website access is now www.bionenviro.com. To send emails to Bion personnel, one uses the same name identifier previously used, but in the address, substitute ‘bionenviro.com’ for ‘biontech.com’: For example, cscott@biontech.com (no longer functional) will now be cscott@bionenviro.com and mas@biontech.com (no longer functional) will now be mas@bionenviro.com.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors, executive officers and significant employees/consultants, along with their respective ages and positions are as follows:

Name	Age	Position

Directors and Officers:

Mark A. Smith	71	Executive Chairman, President, General Counsel, Chief Financial Officer and Director

Edward T. Schafer	72	Vice Chairman and Director

Jon Northrop	78	Secretary and Director

Dominic Bassani	74	Chief Executive Officer

Mark A. Smith (71) currently serves Bion Environmental Technologies, Inc. as Executive Chairman, President, General Counsel, Chief Financial Officer and a director and has continually served in senior positions since late March 2003. Since that time, he has also served as sole director, President and General Counsel of Bion's wholly-owned subsidiaries including Project Group and Services Group. Since mid-February 2003, Mr. Smith has served as sole director and President and General Counsel of Bion's majority-owned subsidiary, Centerpoint Corporation. Mr. Smith also serves as Manager of Bion PA1, LLC and Bion PA2, LLC. Previously, from May 21, 1999 through January 31, 2002, Mr. Smith served as a director of Bion. From July 23, 1999, when he became President of Bion, until mid-2001 when he ceased to be Chairman, Mr. Smith served in senior positions with Bion on a consulting basis. Additionally, Mr. Smith was the president of RSTS Corporation prior to its acquisition of Bion Technologies, Inc. in 1992. Mr. Smith received a Juris Doctor Degree from the University of Colorado School of Law, Boulder, Colorado (1980) and a BS from Amherst College, Amherst, Massachusetts (1971). Mr. Smith has engaged in the private practice of law in Colorado since 1980. In addition, Mr. Smith has been active in running private family companies, Stonehenge Corporation (until 1994), LoTayLingKyur, Inc. (1994-2002) and LoTayLingKyur, LLC (2007-present). Until returning to Bion during March 2003, Mr. Smith had been in retirement with focus on charitable work and spiritual retreat. From July 2018 to March 2020 Mr. Smith served as a senior executive and director at Grow-Ray Technologies, Inc., a private LED lighting company based in Boulder, Colorado, on a consulting basis.

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

Jon Northrop (78) has served as our Secretary and a Director since March of 2003. Since September 2001 he has been self employed as a consultant with a practice focused on business buyer advocacy. Mr. Northrop is one of our founders and served as our Chief Executive Officer and a Director from our inception in September 1989 until August 2001. Before founding Bion Technologies, Inc., he served in a wide variety of managerial and executive positions. He was the Executive Director of Davis, Graham & Stubbs, one of Denver's largest law firms, from 1981 to 1989. Prior to his law firm experience, Mr. Northrop worked at Samsonite Corporation's Luggage Division in Denver, Colorado, for over 12 years. His experience was in all aspects of manufacturing, systems design and implementation, and planning and finance, ending with three years as the Division's Vice President, Finance. Mr. Northrop has a bachelor's degree in Physics from Amherst College, Amherst, Massachusetts (1965), an MBA in Finance from the University of Chicago, Chicago, Illinois (1969), and spent several years conducting post graduate research in low energy particle physics at Case Institute of Technology, Cleveland.

Dominic Bassani (74) has served as Chief Executive Officer of Bion Environmental Technologies, Inc. since April 2011. Previously he was a full-time consultant to the Company and served as the General Manager of Bion's Projects Group subsidiary from April 2003 through September 2006. From September 15, 2008 he has served as Director-Special Projects and Strategic Planning of the Company and our Projects Group subsidiary. He has been an investor in and consultant to Bion since December 1999. He is an independent investor and since 1990 has owned and operated Brightcap, a management consulting company that provides management services to early stage technology companies. He was a founding investor in 1993 in Initial Acquisition Corp. that subsequently merged in 1995 with Hollis Eden Corp. (HEPH), a biotech company specializing in immune response drugs. From early 1998 until June 1999 he was a consultant to Internet Commerce Corp. (re-named EasyLink Services International Corporation) (ESIC), a leader in business-to-business transactions using the Internet. He is presently an investor in numerous private and public companies primarily in technology related businesses. From 1980 until 1986, Mr. Bassani focused primarily on providing management reorganization services to manufacturing companies and in particular to generic pharmaceutical manufacturers and their financial sponsors.

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

Summary Compensation

Name and Principal Position	Fiscal Year	Salary (1)	Bonus	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compen- sation	Nonqualified Deferred Compensation Earnings	Other Compen -sation	Total

Mark A. Smith (3)	2021	$229,460	$—	$—	277,500	—	—	—	$506,960
President and Chief	2020	$216,000	$—	$—	115,000	—	—	—	$331,000
Financial Officer Since March 25, 2003,
Director

Brightcap/Dominic Bassani (4)	2021	$372,000	$—	$—	277,500	—	—	—	$649,500
VP - Special Projects & Strategic	2020	$372,000	$—	$—	90,000	—	—	—	$462,000
Planning and Chief Executive Officer

Edward Schafer (5)	2021	$—	$—	$—	55,500	—	—	—	$55,500
Executive Vice Chairman and Director	2020	$—	$—	$—	33,250	—	—	—	$33,250

1.	Includes compensation paid by Bion Environmental Technologies, Inc. and our wholly owned subsidiaries.
2.	Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 718.
3.	Since October 2016, the Company approved a month to month contract extension with Smith which included a monthly deferred salary of $18,000 and the right to convert up to $300,000 of deferred compensation, at his a monthly deferred salary of $18,000 and the right to convert up to $300,000 of deferred compensation, at his sole election, at $0.75 per share until December 31, 2022. Smith also has the right to convert his deferred compensation in whole or in part, at this sole election, at any time in an amount at "market" or into securities sold in the Company's most current/recent private offering. During fiscal year 2021 the Company paid Smith $13,460 for payroll taxes on his deferred compensation conversions which was treated as salary.
4.	On February 10, 2015, Mr. Bassani agreed to an extension to continue his employment through December 31, 2017 at an annual salary of $372,000 effective January 1, 2015. During October 2016, Bassani was granted the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share which was expanded on April 27, 2017 to the right to convert up to $300,000). During February 2018, the Company agreed to the material terms of a binding two-year extension agreement, while a fully executed agreement is still being negotiated. Bassani's annual salary will remain at $372,000 and the Company agreed to pay him $2,000 per month to be applied to life insurance premiums. The Company granted Bassani 2,000,000 fully vested options at $0.75 per share with an expiry date of December 31, 2024 which contain a 90% execution bonus and the options may be extended for an additional 5 years at $0.01 per share per extension year. On August 1, 2018, his agreement was extended to provide services to the Company on a full-time basis through December 31, 2022 plus two years after that on a part-time basis.
5.	Mr. Schafer's compensation is determined periodically based on evaluation by the board of directors.

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

Effective May 4, 2020 the Company agreed that all options and warrants owned (or subsequently acquired by conversion of CvObligations) by its officers, directors and key employees and consultants (including Jon Northrop (director), Bassani, Smith and Schafer) and their donees be amended to: a) lower the exercise price to $0.75 for any options/warrants with higher exercise prices and b) extend the expiration dates to December 31, 2024.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth the number of shares of common stock covered by outstanding stock option awards that are exercisable and unexercisable, and the number of shares of common stock covered by unvested restricted stock awards for each of our named executive officers as of June 30, 2021.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Mark A. Smith (1)	100,000	—	—	0.60	2024	—	—	—	—
Mark A. Smith (1)	1,675,000	—	—	0.75	2024	—	—	—	—
Mark A. Smith (2)	200,000	—	—	0.75	2024	—	—	—	—
Mark A. Smith (1)	250,000	—	—	1.20	2026	—	—	—	—

Brightcap/ Dominic Bassani (1)	1,675,000	—	—	0.75	2024	—	—	—	—
Brightcap/ Dominic Bassani (2)	2,000,000	—	—	0.75	2024	—	—	—	—
Brightcap/ Dominic Bassani (1)	250,000	—	—	1.20	2026	—	—	—	—

Edward Schafer (3)	25,000	—	—	0.60	2024	—	—	—	—
Edward Schafer (3)	300,000	—	—	0.75	2024	—	—	—	—
Edward Schafer (1)	600,000	—	—	0.75	2024	—	—	—	—
Edward Schafer (2)	190,000	—	—	0.75	2024	—	—	—	—
Edward Schafer (1)	50,000	—	—	1.20	2026	—	—	—	—

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

DIRECTOR COMPENSATION

The following table sets forth certain information regarding the compensation paid to directors during the fiscal year ended June 30, 2021:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-equity Incentive Plan Com- pensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)

Jon Northrop	—	—	27,750	—	—	—	27,750

(1)	Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 718.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of August 1, 2021, the Registrant had 41,431,986 shares of common stock issued and 40,727,677 shares of common stock outstanding. (the balance of 704,309 shares are owned by Centerpoint, the Company's majority-owned subsidiary).

The following table sets forth certain information regarding the beneficial ownership of our common stock as of August 1, 2020 by:

●	each person that is known by us to beneficially own more than 5% of our common stock;
●	each of our directors;
●	each of our executive officers and significant employees; and
●	all our executive officers, directors and significant employees as a group.

Under the rules of the Securities and Exchange Commission, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable under stock options, warrants and convertible securities that are exercisable/convertible within sixty (60) days of August1, 2021.  Those shares issuable under stock options, warrants and/or convertible securities are deemed outstanding for computing the percentage of each person holding options, warrants and/or convertible securities but are not deemed outstanding for computing the percentage of any other person.  The percentage of beneficial ownership schedule is based upon 40,727,677 shares outstanding as of August 1, 2021.  The address for those individuals for which an address is not otherwise provided is c/o Bion Environmental Technologies, c/o PO Box 323, Old Bethpage, NY 11804.  To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting power and investment power with respect to all shares of common stock listed as owned by them.

Name and Address	Number	Percent of Class Outstanding	Entitled To Vote

Centerpoint Corporation(1) c/o PO Box 323 Old Bethpage, NY 11604	704,309	1.7%	—

Dominic Bassani(2) 64 Village Hills Drive Dix Hills, NY 11746	13,938,655	25.9%	26.2%

Mark A. Smith (3) 401 N. Riverside Drive, Unit 408 Pompano Beach, FL 33062	10,102,766	19.8%	17.2%

Christopher B. Parlow (4) 23 Longbow Drive Commack, NY 11725	8,361,547	16.9%	17.2%

Danielle Lominy (5) c/o Dominic Bassani 64 Village Hill Drive Dix Hills, NY 11746	8,351,543	16.9%	17.2%

Anthony Orphanos (6) c/o Blacksmith Advisors, LLC 320 Park Avenue 18th floor New York, NY 10022	2,992,282	7.1%	7.2%

Edward T. Schafer (7)	2,828,825	6.4%	6.5%

Jon Northrop (8)	563,135	1.3%	1.4%

All executive officers and directors as a group (4 persons)	27,433,391	41.2%	41.6

___________________________

(1)    Centerpoint Corporation is currently majority owned by the Company. Under Colorado law, Centerpoint Corporation is not entitled to vote these shares unless otherwise ordered by a court. These shares of common stock may be distributed to the shareholders of Centerpoint Corporation at a future date pursuant to a dividend declared during July 2004. The shares distributed to Bion, if any, will be cancelled immediately upon receipt

(2)    Includes 62,201 shares, 2,825,000 shares underlying options and 965,000 shares underlying warrants held directly by Mr. Bassani; 354,342 shares and 250,000 shares underlying warrants held by Mr. Bassani’s wife; and, 839,933 shares held in IRA accounts of Mr. Bassani and his wife. Also included are the shares set forth below owned (directly and indirectly) by Mr. Bassani’s daughter, Danielle Lominy (formerly Danielle Bassani) who resides within his residence and are included in Mr. Bassani’s beneficial ownership for purposes of the calculation including: a) 570,000 shares directly b) 646,458 shares underlying warrants owned directly; and c) Danielle Lominy is the 50% beneficiary of the Dominic Bassani 2019 Irrevocable Trust (“2019Trust”) which owns: i) 3,000,000 warrants and 1,000,000 options to purchase shares of the Company’s common stock and, as a result, Danielle Lominy is the beneficial owner of 1,500,000 shares underlying warrants and 500,000 shares underlying options and ii) $2,173,729.57 principal amount of the Company’s 2020 Convertible Obligation (“CVObligation”) which is convertible into 4,347,459 shares and 2,899,756 warrants and, as a result, Danielle Lominy is the beneficial owner of 2,173,730 shares underlying conversion of the CVObligation and 1,449,878 shares underlying the warrants issuable on conversion of the CVObligation. The total also includes: a) 674,043 shares of common stock that could be issued on the conversion (at the election of Bassani) by Mr. Bassani of convertible notes in the amount of $337,021.32, (@ $0.50 price) and b) 619,695 shares of common stock that could be issued on the conversion (at the election of Bassani) by Mr. Bassani of convertible notes in the amount of $371,817 (@ $0.60 price) and c) 508,375 shares of common stock that could be issued on the conversion (at the election of Bassani) of deferred compensation in the amount of $441,970.73. Mr. Bassani disclaims ownership of 1,511,477 shares underlying warrants held by the Danielle Christine Bassani Trust, which is separately itemized herein. Mr. Bassani’s adult daughter Danielle Lominy (formerly Danielle Bassani), who resides within his residence, is the beneficiary of the Danielle Christine Bassani Trust and Mr. Bassani is not one of the trustees of the trust. Mr. Bassani further disclaims beneficial ownership of shares and warrants owned by various other family members (including Christopher Parlow who is itemized separately), none of whom live with him or are his dependents, and such shares are not included in this calculation.

(3)	Includes 331,469 shares held jointly by Mark A. Smith with his wife, 62,535 shares held by Mark Smith in an IRA; 2,225,000 shares underlying options held directly by Mr. Smith, 1,536,520 shares underlying warrants held directly by Mr. Smith; 53,756 shares held by his wife in her IRA, 12,681 shares of common stock held by LoTayLingKyur Foundation and 153,432 shares of common stock and 100,001 underlying warrants held by LoTayLingKyur LLC which is controlled by Mr. Smith and his wife. Also includes 2,813,686 shares and 2,813,686 warrants underlying units that could be issued on the conversion (at the election of Mr. Smith) by Mr. Smith of his 2020 Convertible Obligations in the aggregate amount of $1,406,843. Mr. Smith has the option to convert this amount into units with each unit consisting of 1 share of common stock and 1 warrant exercisable at $0.75 per share. The conversion price will be $0.50 per unit. Does not include shares and warrants owned by various family members of which Mr. Smith disclaims beneficial ownership. Mr. Smith is also the President of Centerpoint, although shares owned by Centerpoint are not entitled to a vote while held by Centerpoint.

(4)    Includes 2,005 shares held directly by Christopher Parlow, 65,000 shares held jointly with wife, 250,000 shares owned by the Christopher Parlow Trust and 50,000 shares owned by Christopher Parlow’s minor daughters. Also includes 1,614,000 shares underlying warrants held by the Christopher Parlow Trust, 147,154 shares underlying warrants held jointly with wife, 150,000 warrants held directly by Mr. Parlow and 459,780 shares underlying warrants held by Mr. Parlow’s minor daughters. In addition, Christopher is the 50% beneficial owner of the Dominic Bassani 2019 Irrevocable Trust (“2019 Trust”) which owns 3,000,000 warrants to purchase shares of the Company’s common stock and 1,000,000 options and as a result, Christopher Parlow is the beneficial owner of 1,500,000 shares underlying exercise of the warrants and 500,000 shares underlying exercise of the options. Additionally, the 2019 Trust owns $2,173,729.57 principal amount of the Company’s 2020 Convertible Obligation (“CVObligation”) which is convertible @$0.50 into 4,347,459 shares and 2,899,756 warrants. As a result, Christopher Parlow is the beneficial owner of 2,173,730 shares underlying conversion of the CVObligation and 1,449,878 shares underlying the warrants issuable on conversion of the CVObligation.

(5)    Includes 170,000 shares held directly by Danielle Lominy (formerly Danielle Bassani), 1,511,477 shares underlying warrants held by The Danielle Christine Bassani Trust, Anthony Orphanos and Donald Codignotto, trustees; 400,000 shares owned by the Danielle Bassani Trust, 311,458 shares underlying warrants, 105,000 shares underlying warrants owned jointly with husband and 230,000 shares underlying warrants owned by Danielle Lominy’s daughter. In addition, Danielle is the 50% beneficial owner of the Dominic Bassani 2019 Irrevocable Trust (“2019 Trust”) which owns 3,000,000 warrants to purchase shares of the Company’s common stock and 1,000,000 options and, as a result Danielle Lominy is the beneficial owner of 1,500,000 shares underlying exercise of the warrants and 500,000 shares underlying exercise of the options. Additionally, the 2019 Trust owns $2,173,729.57 principal amount of the Company’s 2020 Convertible Obligation (“CVObligation”) which is convertible @ $0.50 into 4,347,459 shares and 2,899,756 warrants. As a result, Danielle Lominy is the beneficial owner of 2,173,730 shares underlying conversion of the CVObligation and 1,449,878 shares underlying the warrants issuable on conversion of the CVObligation.

(6)	Includes 570,063 shares held directly by Mr. Orphanos; 156,750 shares underlying warrants held directly by Mr. Orphanos;120,263 shares held jointly with his wife; 1,425,374 shares held in IRA accounts; and 719,832 shares of common stock that could be issued on conversion of $431,898.97 convertible notes (.60 conversion price). Not included are 400,000 shares and 1,511,477 shares underlying warrants held by the Danielle Christine Bassani Trust, of which Mr. Orphanos is a co-trustee, and 2,921,777 common shares owned by certain clients of Blacksmith Advisors, over which Mr. Orphanos exercises discretionary authority (which shares include: a) 839,933 shares held in IRA accounts for Mr. Bassani and his wife; b) 354,342 shares held by Mr. Bassani’s wife; c) 5,624 shares held by Mr. Bassani personally; and d) 170,000 shares owned by Danielle Lominy (formerly Danielle Bassani). Mr. Orphanos disclaims beneficial ownership of the shares listed in the preceding sentences because he has no pecuniary interest in the shares.

(7)    Includes 158,254 shares held directly by Mr. Schafer, options to purchase 1,165,000 shares and warrants to purchase 23,934 shares. Also includes 965,264 shares and 482,632 warrants underlying units that could be issued on the conversion by Mr. Schafer of a deferred compensation promissory note in the amount of $482,631.93. Mr. Schafer has the option to convert this amount into units with each unit consisting of 1 share of common stock and ½ warrant exercisable at $0.75 per share until December 31, 2024. The conversion price is $0.50 per unit. Also includes 33,741 shares of common stock that could be issued on the conversion (at the election of Mr. Schafer) by Mr. Schafer of a convertible note in the amount of $20,244.45. The conversion price will be $0.60 per share.

(8)    Includes 120,635 shares held directly by Jon Northrop and options to purchase 442,500 shares held by Jon Northrop. Does not include shares or options owned by the adult children of Jon Northrop nor his former wife.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

In January 2017 the Company engaged Eide Bailly LLP as its independent registered public accounting firm.  The aggregate fees billed for the fiscal years ended June 30, 2021 and June 30, 2020 by Eide Bailly LLP for professional services rendered for the audit of the Company's annual financial statements and reviews of interim financial statements included in the Company's quarterly reports on Form 10-Q (and related matters) were $56,800 and $55,000, respectively.

Audit Related Fees

There were no fees billed by Eide Bailly LLP for audit-related fees in each of the last two fiscal years ended June 30, 2021 and June 30, 2020.

Tax Fees

The aggregate fees billed for tax services rendered by Eide Bailly LLP for tax compliance and related services for the two fiscal years ended June 30, 2021 and June 30, 2020 were $3,600 and $12,300, respectively.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Exhibits

Exhibit Number	Description and Location

3.1	Articles of Incorporation. (1)

3.2	Bylaws. (1)

10.1	Subscription Agreement dated January 10, 2002 between Bion Environmental Technologies, Inc. and Centerpoint Corporation regarding issuance of stock in exchange for cash and claims regarding Aprilia. (1)

10.2	Agreement dated March 15, 2002 and effective January 15, 2002 between Bion Environmental Technologies, Inc. and Centerpoint Corporation regarding purchase of warrant and management agreement. (1)

10.3	Agreement dated February 12, 2003 between Bion Environmental Technologies, Inc. and Centerpoint Corporation canceling provisions of the Subscription Agreement by and between Bion Environmental Technologies, Inc. and Centerpoint Corporation. (1)

10.4	Promissory Note and Security Agreement between Bion Environmental Technologies, Inc. and Bright Capital, LLC. (1)

10.5	First Amendment to Lease between Bion Environmental Technologies, Inc. and Pan Am Equities Corp. (1)

10.6	Agreement between Bion Environmental Technologies, Inc. and Bergen Cove. (1)

10.7	Agreement between Bion Environmental Technologies, Inc. and David Mitchell dated April 7, 2003. (1)

10.8	Letter Agreement with Bright Capital, Ltd. (1)

10.9	Agreement with OAM, S.p.A. dated May 2003. (1)

10.10	Amended Agreement with Centerpoint Corporation dated April 23, 2003. (1)

10.11	Form of Series A Secured Convertible Notes issued in August 2003. (1)

10.12	Financing Documents for Bion Dairy Corporation. (1)

10.13	Form of Class SV/DB Warrant. (1)

10.14	Form of Class SV/DM Warrant. (1)

10.15	Form of Series A* Secured Convertible Notes issued in April 2004. (1)

10.16	Form of Series B Secured Convertible Notes issued in Spring 2004. (1)

10.17	Form of Series B* Secured Convertible Notes issued in June 2004. (1)

10.18	Form of Series C Notes issued in September 2005. (1)

10.19	Form of 2006 Series A Convertible Promissory Notes issued in September 2006. (1)

10.20	Form of Non-Disclosure Agreement used by the Company. (1)

10.21	Promissory Note and Conversion Agreement between Bion Environmental Technologies, Inc. and Mark A. Smith related to deferred compensation. (1)

10.22	Promissory Note and Conversion Agreement between Bion Environmental Technologies, Inc. and Bright Capital, Ltd. related to deferred compensation. (1)

10.23	Employment agreement with Mark A. Smith. (1)

10.24	Employment agreement with Salvatore Zizza. (1)

10.25	Employment agreement with Bright Capital, Ltd. (1)

10.26	Employment agreement with Jeff Kapell. (1)

10.27	Employment agreement with Jeremy Rowland. (1)

10.28	Office lease at 641 Lexington Avenue, 17th Floor, New York. (1)

10.29	2006 Consolidated Incentive Plan. (1)

10.30	Memo to Dominic Bassani & Bright Capital, Ltd. dated October 16, 2006 regarding Change in Title/Status of DB/Amendment to Brightcap Agreement. (1)

10.31	Letter Agreement between Bion Dairy Corporation and Fair Oaks Dairy Farms dated June 19, 2006. (2)

10.32	Waiver and Release Agreement with Ardour Capital Investments, LLC. (2)

10.33	Promissory Note and Conversion Agreement for Mark Smith, dated January 1, 2007. (2)

10.34	Promissory Note and Conversion Agreement for Salvatore Zizza, dated January 1, 2007. (2)

10.35	Promissory Note and Conversion Agreement for Bright Capital, Ltd., dated January 1, 2007. (2)

10.36	Extension Agreement dated March 31, 2007 between the Company and Mark A Smith. (3)

10.37	Form of Note dated March 31, 2007 in the amount of $151,645.89 in favor of Mark A. Smith. (3)

10.38	Form of Note dated March 31, 2007 in the amount of $379,389.04 in favor of Salvatore Zizza. (3)

10.39	Form of Note dated March 31, 2007 in the amount of $455.486.30 in favor of Bright Capital, Ltd. (3)

10.40	Stipulation and Agreement of Compromise and Release dated May 21, 2007 between Centerpoint Corporation, Bion Environmental Technologies, Richard Anderson and Joseph Foglia, as Plaintiffs, and Comtech Group, Inc., OAM S.p.A., Invested Ernst & Company and others as Defendants. (4)

10.41	Stipulation and Agreement of Compromise, Settlement and Release dated May 15, 2007 between TCMP3 Partners, LLP as Plaintiff and Bion Environmental Technologies, Inc. and Bion Dairy Corporation, among others, as Defendants. (4)

10.42	Stipulation and Agreement of Compromise, Settlement and Release as to Certain Defendants dated May 15, 2007 between TCMP3 Partners, LLP as Plaintiff and certain defendants other than Bion Environmental Technologies, Inc. and Bion Dairy Corporation. (4)

10.43	Letter of Intent dated August 18, 2007 between Bion Environmental Technologies, Inc. and Evergreen Farm, Inc. (5)

10.44	Memorandum of Understanding with Kreider Farms. (6)

10.45	Subscription Agreement from Bright Capital, Ltd. (7)

10.46	Amendment to 2006 Consolidated Incentive Plan. (7)

10.47	Agreement between the Company and Mark A. Smith dated May 31, 2008. (7)

10.48	2007 Series AB Convertible Promissory Note. (8)

10.49	Promissory Note between Bion Environmental Technologies, Inc. and Salvatore Zizza. (9)

10.50	Promissory Note between Bion Environmental Technologies, Inc. and Dominic Bassani. (9)

10.51	Agreement between Jeff Kapell and Bion dated November 1, 2008. (10)

10.52	Agreement between David Mager and Bion dated November 1, 2008. (10)

10.53	Promissory Note between Anthony Orphanos and Bion dated October 30, 2008, Guaranteed by Dominic Bassani. (10)

10.54	Addendum to Settlement Agreement and Release Stipulation from Bion, Bion Dairy and Mark Smith dated October 31, 2008. (10)

10.55	Kreider Farms Agreement (September 25, 2008): REDACTED. (11)

10.56	Agreement between Salvatore Zizza and Bion effective December 31, 2008. (12)

10.57	Amendment #3 to 2006 Consolidated Incentive Plan. (12)

10.58	Agreement between Bright Capital, Ltd. and Dominic Bassani and Bion effective January 11, 2009. (13)

10.59	Agreement between Mark A. Smith and Bion effective January 12, 2009. (13)

10.60	Orphanos Extension Agreement dated January 13, 2009. (13)

10.61	Articles of Amendment including Statement of Designation and Determination of Preferences of Series B Convertible Preferred Stock. (14)

10.62	Lease Agreement between Ronald Kreider and Kreider Farms and Bion PA 1 LLC dated June 26, 2009. (15)

10.63	Capitalization Agreement between Bion Companies and Bion PA 1 LLC dated June 30, 2009. (15)

10.64	Zizza Notice re Master Sublease Option Exercise (November 20, 2009). (16)

10.65	Town of Schroeppel resolution (December 10, 2009). (16)

10.66	Articles of Amendment including Statement of Designation and Determination of Preferences of Series C Convertible Preferred Stock. (17)

10.67	Extension Agreement with Mark A. Smith. (18)

10.68	Agreement with Edward Schafer. (18)

10.69	Accepted Funding Offer (base loan agreement) (without exhibits) with PENNVEST for Kreider Farms Project Loan -- effective November 3, 2010. (19)

10.70	Short Form Agreement. (20)

10.71	Resume of William O’Neill. (20)

10.72	Loan & Security Agreement with Milestone Bank. (21)

10.73	O'Neill Employment Agreement (dated December 22, 2010). (22)

10.74	Schafer Employment Agreement (dated December 21, 2010). (22)

10.75	Biography of Edward T. Schafer. (22)

10.76	James Morris Employment Agreement. (23)

10.77	John R. Grabowski Employment Agreement. (23)

10.78	Kreider Farms Clarification Agreement. (23)

10.79	Resignation of William O’Neill (effective May 13, 2011). (24)

10.80	PADEP Certification of Kreider Poultry Credits. (25)

10.81	Bassani/Bright Capital Extension Agreement (executed August 31, 2011) (26)

10.82	Smith Extension Agreement (executed August 31, 2011) (26)

10.83	Bloom Employment Agreement (executed September 30, 2011) (27)

10.84	Extension/Conversion Agreement with Smith and Bassani (dated March 31, 2012) (28)

10.85	Memorialization of extension of Maturity of Bassani convertible deferred compensation (dated July 31, 2012) (29)

10.86	Kreider Permit (dated August 1, 2012) (29)

10.87	Memorialization of Smith Extension Agreement (dated August 14, 2012) (30)

10.88	Memorialization of Bassani Extension Agreement (dated August 14, 2012) (30)

10.89	Memorialization of Schafer Agreement (dated August 21, 2012) (30)

10.90	Board Ratification dated May 5, 2013 (31)

10.91	Demand Promissory Note dated May 13, 2013 (31)

10.92	Pennvest Demand Letter (dated September 25, 2014) (32)

10.93	Extension Agreement with Mark A. Smith (w/o exhibits) (February 10, 2015) (33)

10.94	Extension Agreement with Dominic Bassani (w/o exhibits) (February 10, 2015) (33)

10.95	Agreement with Edward Schafer (w/o exhibits) (February 10, 2015) (33)

10.96	Convertible Promissory Note between the Company and Dominic Bassani dated September 8, 2015 (34)

10.97	Convertible Promissory Note between the Company and Edward Schafer dated September 8, 2015 (34)

10.98	Convertible Promissory Note between the Company and Anthony Orphanos dated September 8, 2015 (34)

10.99	Kreider Poultry Joint Venture Agreement (May 5, 2016) (35)

10.100	Bassani Warrant Purchase effective August 1, 2018 (36)

10.101	Smith Warrant Purchase effecitve August 1, 2018 (36)

10.102	Amendment #9 to 2006 Consolidated Incentive Plan, as amended (36)

10.103	Lease (executed September 23, 2021) (37)

21	Subsidiaries of the Registrant. (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically.

32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350 - Filed herewith electronically.

32.2	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350 - Filed herewith electronically.

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

(37)       Filed with Form 8-K on September 29, 2021

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

Old Bethpage, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bion Environmental Technologies, Inc. (the “Company”) as of June 30, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Bion Environmental Technologies, Inc. as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Equity Transactions

As discussed in Note 7 to the financial statements, the Company has entered into various equity-based compensation agreements. These agreements include transactions, including the original issuance and subsequent modifications of warrants and stock options, that are required to be measured and accounted for at estimated fair value. These transactions resulted in recording of stock-based compensation expense of $1,107,700, modification of options of $8,775, warrant issuances of $2,500, and warrant modifications of $212,645 for the year ended June 30, 2021.

The Company’s determination of the estimated fair values involves the identification of related financial instruments and a clear understanding of the terms of the agreements. Auditing management’s estimates of fair value requires a high degree of auditor judgment and an increased extent of effort, including the need to carefully examine to understand the true nature of the related agreements.

The primary procedures we performed to address this critical audit matter included:

·	We gained an understanding of management's process and methodology to develop the estimates
·	We examined agreements and agreed terms utilized in calculations
·	We evaluated the reasonableness of the inputs and assumptions used by management in developing the estimates
·	We recalculated the amounts and compared to management’s calculation
·	We evaluated the adequacy of the disclosures related to these fair value measurements.

/s/ Eide Bailly LLP

We have served as Bion Environmental Technologies, Inc. auditor since 2017.

Denver, Colorado

September 29, 2021

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2021	2020

ASSETS

Current assets:
Cash	$4,216,321	$560,828
Prepaid expenses	124,049	7,965
Deposits	1,000	1,000

Total current assets	4,341,370	569,793

Property and equipment, net (Note 3)	541	1,368

Total assets	$4,341,911	$571,161

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$570,050	$628,926
Series B Redeemable Convertible Preferred stock, $0.01 par value,
50,000 shares authorized; 200 shares issued and outstanding,
liquidation preference of $40,000 and $38,000, respectively (Note 7)	37,400	35,400
Paycheck Protection Program loan (Note 5)	—	14,933
Deferred compensation (Note 4)	479,208	778,217
Loan payable and accrued interest (Note 5)	9,868,495	9,585,883

Total current liabilities	10,955,153	11,043,359

Paycheck Protection Program loan (Note 5)	—	19,919
Convertible notes payable - affiliates (Note 6)	4,793,097	4595,841

Total liabilities	15,748,250	15,659,119

Deficit:
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 50,000 shares authorized,
no shares issued and outstanding	—	—

Series C Convertible Preferred stock, $0.01 par value,
60,000 shares authorized; no shares issued and outstanding	—	—

Common stock, no par value, 100,000,000 shares authorized, 41,315,986 and 31,409,005 shares issued, respectively; 40,611,677
and 30,704,696 shares outstanding, respectively	—	—
Additional paid-in capital	121,399,067	114,266,683
Subscription receivable - affiliates (Note 8)	(504,650)	(504,650)
Accumulated deficit	(132,339,873)	(128,891,893)

Total Bion's stockholders’ deficit	(11,445,456)	(15,129,860)

Noncontrolling interest	39,117	41,902

Total deficit	(11,406,339)	(15,087,958)

Total liabilities and deficit	$4,341,911	$571,161

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30, 2021 AND 2020

	2021	2020

Revenue	$—	$—

Operating expenses:
General and administrative (including stock-based
compensation (Note 7))	2,078,248	3,089,689
Depreciation	827	1,248
Research and development (including stock-based
compensation (Note 7))	748,545	1,123,836

Total operating expenses	2,827,620	4,214,773

Loss from operations	(2,827,620)	(4,214,773)

Other (income) expense:
Gain on extinguishment of liabilities	—	(122,423)
Forgiveness of debt	(34,800)	—
Other income	—	(6,000)
Interest expense	657,945	466,891

Total other expense	623,145	338,468

Net loss	(3,450,765)	(4,553,241)

Net loss attributable to the noncontrolling interest	2,785	7,506

Net loss applicable to Bion's common stockholders	$(3,447,980)	$(4,545,735)

Net loss applicable to Bion's common stockholders
per basic and diluted common share	$(0.10)	$(0.16)

Weighted-average number of common shares outstanding:
Basic and diluted	33,068,832	29,031,106

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

YEARS ENDED JUNE 30, 2021 AND 2020

	Bion's Shareholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in	Subscription Recivables for	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Shares	deficit	interest	equity/(deficit)

Balances, July 1, 2019	—	$—	—	$—	28,068,688	$—	$110,126,802	$(504,650)	$(124,346,158)	$49,408	$(14,674,598)
Issuance of common stock for services	—	—	—	—	29,000	—	16,350	—	—	—	16,350
Vesting of options for services	—	—	—	—	—	—	429,200	—	—	—	429,200
Sale of units	—	—	—	—	3,168,001	—	1,584,000	—	—	—	1,584,000
Commissions on sale of units	—	—	—	—	—	—	(147,900)	—	—	—	(147,900)
Modification of options	—	—	—	—	—	—	626,058	—	—	—	626,058
Modification of warrants	—	—	—	—	—	—	1,558,015	—	—	—	1,558,015
Issuance of warrants	—	—	—	—	—	—	2,500	—	—	—	2,500
Conversion of debt and liabilities	—	—	—	—	143,316	—	71,658	—	—	—	71,658
Net loss	—	—	—	—	—	—	—	—	(4,545,735)	(7,506)	(4,553,241)
Balances, June 30, 2020	—	—	—	—	31,409,005	—	114,266,683	(504,650)	(128,891,893)	41,902	(15,087,958)
Sale of units	—	—	—	—	3,720,000	—	1,860,000	—	—	—	1,860,000
Commissions on sale of units and warrant exercises	—	—	—	—	129,364	—	(164,537)	—	—	—	(164,537)
Vesting of options for services	—	—	—	—	—	—	1,017,700	—	—	—	1,017,700
Modification of options	—	—	—	—	—	—	8,775	—	—	—	8,775
Modification of warrants	—	—	—	—	—	—	212,645	—	—	—	212,645
Issuance of warrants	—	—	—	—	—	—	2,500	—	—	—	2,500
Warrants exercised for common shares	—	—	—	—	4,065,988	—	3,049,490	—	—	—	3,049,490
Sale of common shares	—	—	—	—	300,000	—	300,000	—	—	—	300,000
Issuance of units for services	—	—	—	—	144,000	—	72,000	—	—	—	72,000
Conversion of debt and liabilities	—	—	—	—	1,547,629	—	773,811	—	—	—	773,811
Net loss	—	—	—	—	—	—	—	—	(3,447,980)	(2,785)	(3,450,765)
Balances, June 30, 2021	—	$—	—	$—	41,315,986	$—	$121,399,067	$(504,650)	$(132,339,873)	$39,117	$(11,406,339)

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2021 AND 2020

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,450,765)	$(4,553,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	827	1,248
Forgiveness of debt	(34,800)	—
Gain on extinguishment of liabilities	—	(122,423)
Accrued interest on loans payable, deferred compensation and other	694,793	502,934
Stock-based compensation	1,126,481	2,589,134
(Increase) decrease in prepaid expenses	(116,084)	40
(Decrease) increase in accounts payable and accrued expenses	(6,516)	95,376
Increase in deferred compensation	396,604	520,525

Net cash used in operating activities	(1,389,460)	(966,407)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of units	1,860,000	1,584,000
Commissions on sale of units	(161,000)	(147,900)
Proceeds from sale of common shares	300,000	—
Proceeds from exercise of warrants	3,049,490	—
Commissions on exercise of warrants	(3,537)	—
Proceeds from Paycheck Protection Program loan	—	34,800
Proceeds from loans payable - affiliates	—	35,000
Repayment of loans payable - affiliates	—	(20,000)

Net cash provided by financing activities	5,044,953	1,485,900

Net increase in cash	3,655,493	519,493

Cash at beginning of period	560,828	41,335

Cash at end of period	$4,216,321	$560,828

Supplemental disclosure of cash flow information:
Cash paid for interest	$28	$—

Non-cash investing and financing transactions:
Conversion of debt and liabilities into common units	$773,811	$71,658
Conversion of deferred compensation into notes payable - related party	$—	$636,081
Warrants issued for unit commissions	$16,100	$16,509
Shares issued for warrant exercise commissions	$97,023	$—
Shares issued for accounts payable and accrued expenses	$—	$6,750

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2021 AND 2020

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

From 2016 to 2021 fiscal years, the Company has focused a large portion of its activities on developing, testing and demonstrating the 3rd generation of its technology and technology platform (“3G Tech”) with emphasis on increasing the efficiency of production of valuable co-products from the waste treatment process, including ammonia nitrogen in the form of organic ammonium bicarbonate products. The Company’s initial ammonium bicarbonate liquid product completed its Organic Materials Review Institute (“OMRI”) application and review process with approval during May 2020. An application for our first solid ammonium bicarbonate product – AD Nitrogen – has been filed and is in the review process.

Bion is now focused primarily on: i) development/construction of its initial commercial-scale 3G Tech installation, ii) developing applications and markets for its organic fertilizer products and its sustainable (conventional and organic) animal protein products, and iii) initiation and development of joint ventures (“JVs” as discussed below) (and related projects) based on the augmented capabilities of our 3G Tech, while (iv) continuing to pursue development opportunities related to large retrofit projects (such as the Kreider poultry project JV described below) and ongoing R&D activities.

The $175 billion U.S. livestock industry is under intense scrutiny for its environmental and public health impacts – its ‘environmental sustainability’-- at the same time it is struggling with declining revenues and margins (derived in part from clinging to its historic practices and resulting limitations and impacts) which threaten its ‘economic sustainability’. Its failure to adequately respond to consumer concerns ranging including food safety, environmental impacts, and humane treatment of animals have provided impetus for plant-based alternatives such as Beyond Meat and Impossible Burger (and many others) being marketed as “sustainable” alternatives for this growing consumer segment of the market.

The Company believes that its 3G Tech, in addition to providing superior environmental remediation, creates opportunities for large scale production of i) verifiably sustainable-branded livestock products and ii) verifiably sustainable organic-branded livestock products that will command premium pricing (in part due to ongoing monitoring and third-party verification of environmental performance which will provide meaningful assurances to both consumers and regulatory agencies). Each of these two distinct market segments (which the Company intends to pursue in parallel) presents a large production/marketing opportunity for Bion. Our 3G Tech will also produce (as co-products) biogas and valuable organic fertilizer products, which can be utilized in the production of organic grains for use as feed for raising organic livestock (some of which may be utilized in the Company’s JV projects) and/or marketed to the growing organic fertilizer market.

During late September 2021, Bion entered into a lease for the development site of its initial commercial scale 3G Tech project in September 2021(“Initial Project”), which Initial Project will be located on approximately four (4) acres of leased land near Fair Oaks, Indiana (see Note 14 below). Terms for an additional related agreement regarding disposal of certain manure effluent have been agreed upon with the Curtis Creek Dairy unit of Fair Oaks Farms (“FOF”) and the Company expects the agreement to be finalized by the end of the first full week of October 2021. Design and pre-development work commenced during August 2021 and preparation for active surveying, site engineering and other work is now underway. The Initial Project will be an environmentally sustainable beef cattle feeding facility, equipped with state-of-the-art housing and Bion’s 3G-Tech platform to provide waste treatment and resource recovery. Bion has designed the project to house and feed approximately 300 head of beef cattle. The facility will include Bion’s 3G Tech platform including: i) covered barns with solar photovoltaic generation, ii) anaerobic digestion for renewable energy recovery; iii) livestock waste treatment and resource recovery technology; iv) Bion’s ammonium bicarbonate recovery and crystallization technology and iv) data collection software to document system efficiencies and environmental benefits (with the Bion 3G Tech facilities capable of treating the waste from approximately 1,500 head). The facility will be large enough to demonstrate engineering capabilities of Bion’s 3G Tech at commercial scale, but small enough that it can be constructed and commissioned quickly, with operations targeted to commence sometime during the Spring of 2022. This project is not being developed at economic commercial scale or with an expectation of profitability due to its limited scale. However, successful installation, commissioning, and operations will demonstrate scalability, determine operating parameters at scale, and provide ongoing production and engineering capabilities, all being critical steps that must be accomplished before developing large projects with JV partners.

Specifically, the Initial Project is being developed to provide and/or accomplish the following:

i.            Proof of 3G Tech platform scalability

-	Document system efficiency and environmental benefits and enable final engineering modifications to optimize each unit process within the Bion 3G technology platform.
-	Environmental benefits will include (without limitation) renewable energy production (natural gas recovery from AD and solar electric from integrated roof top photovoltaic generation); nutrient recovery and conversion to stable organic fertilizer; pathogen destruction; water recovery and reuse; air emission reductions.

ii.	Use Bion’s data collection system to support 3rd party verified system efficiency requirement to qualify for USDA Process-Verified-Program (PVP): certification of sustainable branded beef (and potentially pork) product metrics.

iii.      Produce sufficient ammonium bicarbonate nitrogen fertilizer (“AD Nitrogen”) for commercial testing by potential joint venture partners and/or purchasers and for university growth trials.

iv.      Produce sustainable beef products for initial test marketing efforts.

Upon achieving optimized and steady-state operations at the Initial Project during 2022, coupled with obtaining an OMRI listing for its AD Nitrogen product, Bion expects to be ready to move forward with its plans for development of much larger facilities. The Company anticipates that discussions and negotiations regarding potential JVs with strategic partners in the financial and livestock industries to develop large scale projects will commence during the construction of the Initial Project. Additionally, the Company believes there will also be opportunities to proceed with selected ‘retrofit projects’ of existing facilities (see ‘Retrofit 3G Tech Project: Kreider Poultry JV below as an example).

Bion intends to move forward on its one of its primary commercial goals: establishing JV’s for large scale projects that will produce both sustainable and sustainable-organic corn-fed beef. The products will be supported by a USDA PVP-certified sustainable brand that will, initially, highlight reductions in carbon and nutrient footprint, as well as pathogen reductions associated with foodborne illness and antibiotic resistance, along with the organic designation where appropriate. Bion has successfully navigated the USDA PVP application process previously, having received conditional approval of its 2G Tech platform, pending resubmission and final site audits, and is confident it will be successful in qualifying its 3G Tech platform.

Bion believes that substantial unmet demand currently exists– potentially very large – for ‘real’ meat/ dairy/ egg products that offer the verifiable/believable sustainability consumers seek, but with the taste and texture they have come to expect from American beef and pork, dairy and poultry. Numerous studies demonstrate the U.S. consumers’ preferences for sustainability. For example, 2019 NYU Stern’s Center for Sustainable Business study found that ‘products marketed as sustainable grew 5.6 times faster than those that were not…’ and that ‘…in more than 90 percent of consumer-packaged-goods (CPG) categories, sustainability-marketed products grew faster than their conventional counterparts.’ Sales growth of plant-based alternatives, including both dairy and more recently ground meat (Beyond Meat, Impossible Foods, etc.) have shown that a certain segment of consumers are choosing seemingly sustainable offering, and are also willing to pay a premium for it. Numerous studies also support the consumers’ ‘willingness-to-pay’ (WTP) for sustainable choices, including a recent meta-analysis of 80 worldwide studies with results that calculate the overall WTP premium for sustainability is 29.5 percent on average .

As one of the largest contributors to some of the greatest air and water quality problems in America, it is clear that livestock waste cleanup, at scale, represents one of the greatest opportunities we have to reduce negative environmental impacts of the food supply chain on air and water quality. Bion’s 3G Tech platform, along with its business model, enables the cleanup of the ‘dirtiest’ part of the food supply chain: animal protein production and creates the opportunity to produce and market verifiably sustainable organic and conventional ‘real meat’ products that can participate in the growth and premium pricing that appears to be readily available for the ‘right’ products.

Bion believes the at least a premium segment of the US beef industry (and potentially other livestock industry groups) is at the doorstep of a transformative opportunity to address the growing demand for sustainable food product offerings, while pushing back against today’s anti-meat messaging. At $66 billion/year (2021 retail value), the beef industry is a fragmented, commodity industry whose practices date back decades. In 1935 inflation-adjusted terms, beef is 63% more expensive today, while pork and chicken, which are now primarily raised in covered barns, at CAFOs with highly integrated supply chains, are 12% and 62% cheaper, respectively. In recent years, the beef industry has come under increasing fire from advocacy groups, regulatory agencies, institutional investors, and ultimately, their own consumers, over concerns that include climate change, water pollution, food safety, and the treatment of animals and workers.

Advocacy groups targeting livestock and the beef industry have recently been joined by competitors that produce animal protein alternatives in seeking to exploit the industry’s environmental and economic weaknesses. Their global anti-meat messaging has had a substantial chilling effect on the relationships the beef industry has with its institutional investors; retail distributors, such as fast-food restaurants; and mostly, its consumers. Led by the United Nations Food and Agriculture Organization, a coordinated anti-meat messaging campaign has targeted consumers worldwide, primarily focused on the industry’s impacts on climate change. Meat alternatives, especially plant-based protein producers like Beyond Meat and Impossible Foods, are being heavily promoted by themselves and the media, and have enjoyed steady sales growth. A 2018 NielsenIQ Homescan survey last year found that 39% of Americans are actively trying to eat more plant-based foods. Some of the recent growth in plant-based proteins results from increasing lactose intolerance and other health concerns; however, most of that growth is attributed to consumers’ growing concerns for the environmental impacts of real meat and dairy. Several large US companies that have traditionally focused on livestock production, including Cargill, ADM, Perdue Foods, and Tyson, have recently entered the plant protein space. In terms of changing customer preferences, ‘saving the planet’ has proven to be a more compelling argument than the traditional animal activism/ welfare pitch. To date, the only ‘industry response’ to this has been grass-fed beef, which is regarded as a generally more sustainable offering than grain-fed. However grass-fed beef has had only limited acceptance in U.S. markets, because it is less flavorful and tougher than the traditional corn-fed beef consumers have grown to enjoy.

It should be noted that these plant-based protein producers are primarily expected to be able to serve the ground/ processed meat market, which represents only about 10 percent of the overall animal protein market. Further, there has recently been pushback to these plant-based products, focusing on their highly processed nature and unproven health benefits, scalability/ pricing, and their uncertain carbon footprint. There have also been several companies recently enter the cellular and 3D-printed meat arena. While facing myriad challenges and further out on the development timeline, some people believe cellular agriculture (aka cultured, clean, lab-grown, cultivated) meat may have the potential to service a much larger percentage of the market than plant-based protein, including cuts like steaks, chops and roasts, but the likely cost remains very uncertain at this point.

Each of these items supports Bion’s belief that there is a potentially very large opportunity to supply premium sustainable beef products that satisfy these concerns. We believe that the real meat/beef products that can be cost-effectively produced today using our 3G Tech platform, both sustainable and/or organic, can provide an affordable product that satisfies the consumer’s desire for sustainability, but with the superior taste and texture those consumers have grown to prefer.

Sustainable Beef

Bion’s goal is to be first to market with meaningfully sustainable, and verified, beef products that can be produced at sufficient scale to service national market demand. The cattle produced at a Bion facility will enjoy a substantially lower carbon footprint, dramatically reduced nutrient impacts to water, and an almost total pathogen kill in the waste stream. A Bion sustainable beef facility will be comprised of covered barns with slotted floors, which allow the waste to pass through and be collected quickly and frequently to reduce ammonia volatilization and loss, as well as odors. Covered barns will reduce weather impacts on the livestock and have been demonstrated to promote improved general health and weight gain in the cattle housed in them. The barns represent a very large roof surface area, which will be utilized in appropriate geographical locations for the installation of photovoltaic solar generation systems to produce electricity for the facility, as well as export to the grid. Waste treatment and resource recovery will be provided by Bion’s advanced 3G Tech platform, which Bion believes offers the most comprehensive solution for livestock waste available today. In addition to direct environmental benefits every pound of nitrogen that is captured, upcycled, and returned to the agricultural nitrogen cycle as high-quality fertilizer (vs lost to contaminate downstream waters), is also a pound of nitrogen that will not have to be produced as synthetic urea or anhydrous ammonia, with their tremendous carbon cost. System performance and environmental benefits will be monitored and verified through third parties, with USDA PVP certification of the sustainable brand that Bion also believes will be the most comprehensive available in the market.

Sustainable Organic Beef

Bion believes it has a unique opportunity to produce, at scale, affordable corn-fed organic beef that is certified as sustainable. In addition to the sustainable practices described above, organic-sourced beef cows would be finished on organic corn, which would be produced using the ammonium bicarbonate fertilizer captured by the 3G Tech platform. Bion believes its meat products will meet consumer demands with respect to sustainability and safety (organic) and provide the tenderness and taste American consumers have come to expect from premium conventional American beef. Such products are largely unavailable in the market today. We believe Bion’s unique ability to produce the fertilizer needed to grow a supply of low-cost organic corn, and the resulting opportunity to produce organic beef, will dramatically differentiate us from potential competitors. This organic opportunity is dependent on successfully establishing Bion’s fertilizer products as acceptable for use in organic grain production.

Today, organic beef demand is limited and mostly supplied with grass-fed cattle. While organic ground/ chopped meat has enjoyed success in U.S. markets, grass-fed steaks have seen limited acceptance, mostly resulting from consumer issues with taste and texture. In other words, it’s tough. Regardless, such steaks sell for a significant premium over conventional beef. A grain-finished organic beef product is largely unavailable in the marketplace today due to the higher costs of producing organic corn and grain. The exception is offerings that are very expensive from small ‘boutique’ beef producers. Like all plants, corn requires nitrogen to grow. Corn is especially sensitive to a late-season application of readily available nitrogen – the key to maximizing yields. With non-organic field corn, this nitrogen is supplied by an application of a low-cost synthetic fertilizer, such as urea or anhydrous ammonia. However, the cost for suitable nitrogen fertilizer that can be applied late-season in organic corn production is so high that the late-season application becomes uneconomical, resulting in substantially lower yields – a widely recognized phenomena known as the ‘yield gap’ in organic production. The yield gap results in higher costs for organic corn that, in turn, make it uneconomical to feed that corn to livestock. As is the case for sustainable but not organic beef, Bion believes there is a potentially large unmet demand for affordable beef products that are both sustainable AND organic, but with the taste and texture consumers have come to expect from American beef. Bion’s ability to produce the low-cost nitrogen fertilizer that can close the organic yield (and affordability) gap puts the company in a unique, if not exclusive at this time, position to participate in JV’s that will benefit from this opportunity starting next year.

The demonstrated willingness of consumers to purchase sustainable products (along with numerous research and marketing studies confirming consumers are seeking, and are willing to pay a premium for, sustainable products)---in combination with the threat to the livestock industry market (primarily beef and pork) posed by plant-based alternatives (heightened by pandemic conditions)--- has succeeded in focusing the large scale livestock industry on how to meet the plant-based market challenge by addressing the consumer sustainability issues. The consumer demand for sustainability appears to be a real and lasting trend, but consumers remain skeptical of generalized claims of ‘sustainability’. To date, a large portion of the industry responses have been at a superficial level or consist of ‘green washing’, a deceptive marketing practice where companies promote non-substantive initiatives. Real sustainability for the livestock industry will require implementation of advanced waste treatment technology at or near the livestock production facilities (“Concentrated Animal Feeding Operations” or “CAFOs”) – where most of the negative environmental impacts take place.

Technology Deployment: Bion 3G Tech

Widespread deployment of waste treatment technology, and the sustainability it enables, is largely dependent upon generating sufficient additional revenues to offset the capital and operating costs associated with technology adoption. Bion’s 3G Tech has been developed to create opportunities for such augmented revenue streams, while providing third party verification of sustainability claims. The 3G Tech platform has been designed to maximize the value of co-products produced during the waste treatment/recovery processes, including pipeline-quality renewable natural gas (biogas) and commercial fertilizer products approved for organic production. All processes will be verifiable by third parties (including regulatory authorities and certifying boards) to comply with environmental regulations and trading programs and meet the requirements for: a) renewable energy and carbon credits, b) organic certification of the fertilizer coproducts and c) USDA PVP certification of an ‘Environmentally Sustainable’ brand (see discussion below), and d) payment for verified ecosystem services. The Company’s first patent on its 3G Tech was issued during 2018. In August 2020, the Company received a Notice of Allowance on its third patent which significantly expands the breadth and depth of the Company’s 3G Tech coverage, and the Company has additional applications pending and/or planned.

Bion’s business model and technology platform can create the opportunity for JVs (in various contractual forms) between the Company and large livestock/food/fertilizer industry participants, based upon the supplemental cash flow generated by implementation of our 3G Tech business model, which will support the costs of technology implementation (including related debt). We anticipate this will result in long term value for Bion. In the context of such JVs, we believe that the verifiable sustainable branding opportunities (conventional and organic) may expand to represent the single largest enhanced revenue contributor provided by Bion to the JVs (and Bion licensees). The Company believes that the largest portion of its business with be conducted through such JVs, but a material portion may involve licensing and or other approaches.

In parallel with technology development, Bion has worked (which work continues) to implement market-driven strategies designed to stimulate private-sector participation in the overall U.S. nutrient and carbon reduction strategy. These market-driven strategies can generate “payment for ecosystem services”, in which farmers or landowners are rewarded for managing their land and operations to provide environmental benefits, that will generate additional revenues. Existing renewable energy credits for the production and use of biogas are an example of payment for ecosystem services. Another such strategy is nutrient trading (or water quality trading), which will potentially create markets (in Pennsylvania and other states) that will utilize taxpayer funding for the purchase of verified pollution reductions from agriculture (“nutrient credits”) by the state (or others) through competitively-bid procurement programs. Such credits can then be used as a ‘qualified offset’ by an individual state (or municipality) to meet its federal clean water mandates at significantly lower cost to the taxpayer. Market-driven strategies, including competitive procurement of verified credits, is supported by US EPA, the Chesapeake Bay Commission, national livestock interests, and other key stakeholders. Legislation in PA to establish the first such state competitive procurement program passed the Pennsylvania Senate by a bi-partisan majority during March 2019. However, the Covid-19 pandemic and related financial/budgetary crises have slowed progress for this and other policy initiatives and, as a result, it is not currently possible to project the timeline for completion (or meaningful progress) of this and other similar initiatives (see discussion below).

The livestock industry and its markets are already changing; with a commercial-ready technology and business model, Bion believes it has a ‘first-mover advantage’ over others that will seek to exploit the opportunities that will arise from the industry’s inevitable transformation. Bion anticipates moving forward with the development process of its initial commercial installations utilizing its 3G Tech, during the current 2022 fiscal year. We believe that Bion’s 3G Tech platform and business model can provide a pathway to true economic and environmental sustainability with ‘win-win’ benefits for at least a premium sector of the livestock industry, the environment, and the consumer, an opportunity which the Company intends to pursue.

The Livestock Problem

The livestock industry is under tremendous pressure from regulatory agencies, a wide range of advocacy groups, institutional investors and the industry’s own consumers, to adopt sustainable practices. Environmental cleanup is inevitable and has already begun - and policies have already begun to change, as well. Bion’s 3G Tech was developed for implementation on large scale livestock production facilities, where scale drives both lower treatment costs and efficient co-products production, as well as dramatic environmental improvements. We believe that scale, coupled with Bion’s verifiable treatment technology platform, will create a transformational opportunity to integrate clean production practices at (or close to) the point of production—the primary source of the industry’s environmental impacts. Bion intends to assist the forward-looking segment of the livestock industry to bring animal protein production in line with 21st Century consumer demands for meaningful sustainability.

In the U.S. (according to the USDA’s 2017 agricultural census) there are over 9M dairy cows, 90M beef cattle, 60M swine and more than 2 billion poultry which provides an indication of both the scope of the problem addressed by Bion’s technology, as well as the size of Bion’s opportunity. Environmental impacts from livestock production include surface and groundwater pollution, greenhouse gas emissions, ammonia, and other air pollution, excess water use, and pathogens related to foodborne illnesses and antibiotic resistance. While the most visible and immediate problems are related to nutrient runoff and its effects on water quality, the industry has recently been targeted by various stakeholder groups for its impacts on climate change.

Estimates of total annual U.S. livestock manure waste vary widely, but start around a billion tons, between 100 and 130 times greater than human waste. However, while human waste is generally treated by septic or municipal wastewater plants, livestock waste – raw manure – is spread on our nation’s croplands for its fertilizer value. Large portions of U.S. feed crop production (and most organic crop production) are fertilized, in part, in this manner. Under current manure management practices, 80% or more of total nitrogen from manure, much of it in the form of ammonia, escapes during storage, transportation, and during and after soil application, representing both substantial lost value and environmental costs.

More than half of the nitrogen impacts from livestock waste come from airborne ammonia emissions, which are extremely volatile, reactive and mobile. Airborne ammonia nitrogen eventually settles back to the ground through atmospheric deposition - it ‘rains’ everywhere. While some of this nitrogen is captured and used by plants, most of it runs off and enters surface waters or percolates down to groundwater. It is now well-established that most of the voluntary conservation practices, such as vegetated buffers that ‘filter’ runoff (often referred to as “BMPs” or “Best Management Practices” that have traditionally been implemented to attempt to mitigate nutrient runoff), are considerably less effective than was previously believed to be the case. This is especially true with regard to addressing the volatile and mobile nitrogen from ammonia emissions, because BMPs are primarily focused on surface water runoff, directly from farm fields in current production, versus the re-deposition that takes place everywhere or groundwater flow.

Runoff from livestock waste has been identified in most of our major watersheds as a primary source of excess nutrients that fuel algae blooms in both fresh and saltwater. Over the last several years, algae blooms have become increasingly toxic to both humans and animals, such as the Red Tides on the Florida and California coasts, and the Lake Erie algae bloom that cut off the water supply to Toledo, Ohio, residents in 2014. When the nutrient runoff subsides, it leaves the algae blooms with no more ‘food’ and the blooms die. The algae’s decomposition takes oxygen from the water, leading to ‘dead zones’ in local ponds, lakes, and ultimately, the Great Lakes, as well as the Chesapeake Bay, Gulf of Mexico, and other estuary waters. Both the toxic algae blooms and the low/no-oxygen dead zones devastate marine life, from shrimp and fish to higher mammals, including dolphins and manatees. US EPA already considers excess nutrients “one of America’s most widespread, costly and challenging environmental problems”. Nutrient runoff is expected to worsen dramatically in the coming decades due to rising temperatures and increasing rainstorm intensity as a result of climate change.

Nitrate-contaminated groundwater is of growing concern in agricultural regions nationwide, where it has been directly correlated with nutrient runoff from upstream agricultural operations using raw manure as fertilizer. Pennsylvania, Wisconsin, California and Washington, and others, now have regions where groundwater nitrate levels exceed EPA standards for safe drinking water. High levels of nitrate can cause blue baby syndrome (methemoglobinemia) in infants and affect women who are or may become pregnant, and it has been linked to thyroid disease and colon cancer. EPA has set an enforceable standard called a maximum contaminant level (MCL) in water for nitrates at 10 parts per million (ppm) (10 mg/L) and for nitrites at 1 ppm (1 mg/L). Federal regulations require expensive pretreatment for community water sources that exceed the MCL; however, private drinking water wells are not regulated, and it is the owners’ responsibility to test and treat their wells. Additionally, groundwater flows also transport this volatile nitrogen downstream where, along its way, it intermixes with surface water, further exacerbating the runoff problem. Like atmospheric deposition, the current conservation practices we rely on to reduce agricultural runoff are largely bypassed by this subsurface flow.

Additionally, in arid climates, such as California, airborne ammonia emissions from livestock manure contribute to air pollution as a precursor to PM2.5 formation, small inhalable particulate matter that is a regulated air pollutant with significant public health risks. Whether airborne or dissolved in water, ammonia can only be cost-effectively controlled and treated at the source-- before it has a chance to escape into the environment where it becomes extremely expensive to ‘chase’, capture and treat.

High phosphorus concentrations in soils fertilized with raw manure are another growing problem. The ratio of nitrogen to phosphorus in livestock waste is fixed, and because manure application rates are calculated based on nitrogen requirements, often phosphorus is overapplied as an unintended consequence. Phosphorus accumulation in agricultural soils reduces its productivity, increases the risk of phosphorus runoff, and represents a waste of a finite resource. Decoupling the nitrogen from the phosphorus would allow them to be precision-applied, independently of each other, when and where needed.

The livestock industry has recently come under heavy fire for its impacts on climate change, which has become a rallying cry for the anti-meat campaign discussed above. Estimates of the magnitude of those impacts vary widely, but the general consensus is that globally, livestock account for 14.5 percent of greenhouse emissions. In the U.S. however, that number drops to 4.2 percent, due to the increased efficiencies of American beef production. The greatest impacts come from direct emissions of methane from enteric fermentation (belches), methane and nitrous oxide emissions from the manure, with arguably the largest being the massive carbon footprint of the synthetic nitrogen fertilizers used to grow the grains to feed the livestock.

For decades the livestock industry has overlooked and/or socialized its environmental problems and costs. Today, the impacts of livestock production on public health and the environment can no longer be ignored and are coming under increasing scrutiny from environmental groups and health organizations, regulatory agencies and the courts, the media, consumers, and activist institutional investors. The result has been a significant and alarming loss of market share to plant-based protein and other alternative products. Bion’s 3G Tech platform was designed to resolve these environmental issues and bring the industry in line with twenty-first century consumer expectations.

Going concern and management’s plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $3,451,000 and $4,553,000 during the years ended June 30, 2021 and 2020, respectively. At June 30, 2021, the Company has a working capital deficit and a stockholders’ deficit of approximately $6,614,000 and $11,445,000, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management’s plans with regard to these conditions.

The Company continues to explore sources of additional financing (including potential agreements with strategic partners – both financial and ag-industry) to satisfy its current and future operating and capital expenditure requirements as it is not currently generating any significant revenues.

During the years ended June 30, 2021 and 2020, the Company received gross proceeds of approximately $5,209,000 and $1,584,000, respectively, from the sale of its debt and equity securities.

During fiscal years 2021 and 2020, the Company has faced progressively less difficulty in raising equity funding (but substantial equity dilution has gone along with the larger amounts of equity financing during the periods). However, the Company anticipates substantial increases in demands for capital and operating expenditures as it moves toward commercial implementation of its 3G Tech and development of JVs and, therefore, is likely to continue to face, significant cash flow management challenges due to limited capital resources and working capital constraints which have only recently begun to be alleviated. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees and consultants have been deferring (and continue to defer) all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 4 and 6) and members of the Company’s senior management have made loans to the Company from time to time. During the year ended June 30, 2018, senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000. Additionally, the Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again during the year ended June 30, 2018. The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company’s efforts to develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company is able to continue its recent increased success in its efforts to raise needed funds during the remainder of the current fiscal year (and subsequent periods), of which there is no assurance, management will not need to consider deeper cuts (including additional personnel cuts) and curtailment of ongoing activities including research and development activities.

The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects (including JV Projects, Integrated Projects and the Kreider 2 facility) and CAFO Retrofit waste remediation systems. The Company anticipates that it will seek to raise from $5,000,000 to $50,000,000 or more debt and/or equity through joint ventures, strategic partnerships and/or sale of its equity securities (common, preferred and/or hybrid) and/or debt (including convertible) securities, and/or through use of ‘rights’ and/or warrants (new and/or existing) during the next twelve months. However, as discussed above, there is no assurance, especially in light of the difficulties the Company has experienced in many recent years and the extremely unsettled capital markets that presently exist for small companies like us), that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business and Projects.

There is no realistic likelihood that funds required during the next twelve months (or in the periods immediately thereafter) for the Company’s basic operations and/or proposed JVs and/or Projects will be generated from operations. Therefore, the Company will need to raise sufficient funds from external sources such as debt or equity financings or other potential sources. The lack of sufficient additional capital resulting from the inability to generate cash flow from operations and/or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company’s existing shareholders. All of these factors have been exacerbated by the extremely limited and unsettled credit and capital markets presently existing for small companies like Bion.

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

Revenue Recognition:

The Company currently does not generate revenue and if and when the Company begins to generate revenue the Company will comply with the provisions of ASC 606 “Revenue from Contracts with Customers”.

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

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2021, there were no penalties or accrued interest amounts associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended June 30, 2021 and 2020.

Loss per share:

Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share or increase the earnings per share. During the years ended June 30, 2021 and 2020, the basic and diluted loss per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants, options and convertible securities excluded from the calculation of basic loss per share:

	June 30, 2021	June 30, 2020
Warrants	21,931,903	20,378,513
Options	10,471,600	9,511,600
Convertible debt	10,183,558	10,285,241
Convertible preferred stock	20,000	19,000

The following is a reconciliation of the denominators of the basic and diluted loss per share computations for the years ended June 30, 2021 and 2020:

	Year ended June 30, 2021	Year ended June 30, 2020
Shares issued – beginning of period	31,409,005	28,068,688
Shares held by subsidiaries (Note 7)	(704,309)	(704,309)
Shares outstanding – beginning of period	30,704,696	27,364,379
Weighted average shares issued during the period	2,364,136	1,666,727
Diluted weighted average shares – end of period	33,068,832	29,031,106

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

3.       PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	June 30, 2021	June 30, 2020
Machinery and equipment	$2,222,670	$2,222,670
Buildings and structures	401,470	401,470
Computers and office equipment	171,485	171,485
	2,795,625	2,795,625
Less accumulated depreciation	(2,795,084)	(2,794,257)
	$541	$1,368

As of June 30, 2021, the net book value of Kreider 1 was zero. Management has reviewed the remaining property and equipment for impairment as of June 30, 2021 and believes that no impairment exists.

Depreciation expense was $827 and $1,248 for the years ended June 30, 2021 and 2020, respectively.

4.       DEFERRED COMPENSATION:

The Company owes deferred compensation to various employees, former employees and consultants totaling $479,208 and $778,217 as of June 30, 2021 and 2020, respectively. Included in the deferred compensation balances as of June 30, 2021, are $399,971 and nil owed Dominic Bassani (“Bassani”), the Company’s Chief Executive Officer, and Mark A. Smith (“Smith”), the Company’s President, respectively, pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, accrues interest at 4% per annum and can be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month. The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month. The deferred compensation owed Bassani and Smith as of June 30, 2020 was $172,103 and $54,659, respectively. The Company also owes various consultants and an employee, pursuant to various agreements, for deferred compensation of $6,738 and $478,955 as of June 30, 2021 and 2020, respectively, with similar conversion terms as those described above for Bassani and Smith, with the exception that the interest accrues at 3% per annum. The Company also owes a former employee $72,500, which is not convertible and is non-interest bearing.

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

During the year ended June 30, 2020, Smith elected to convert $3,828 of deferred compensation into units of the Company at its $0.50 per unit offering price (Note 7). Bassani and Smith also elected to transfer $436,508 and $199,573, respectively, of their respective deferred compensation into their 2020 Convertible Obligations (formerly the January 2015 Convertible Notes) (Note 6). In connection with the agreements related to Smith’s December 31, 2019 transfer, Smith received the right to transfer future deferred compensation to his 2020 Convertible Obligation at his election.

During the year ended June 30, 2021, Smith elected to convert $128,039 of deferred compensation into units of the Company at its $0.50 per unit offering price (Note 7).

During the year ended June 30, 2021, the Board of Directors approved elections by two consultants to convert $593,411, in aggregate, of deferred compensation into units of the Company’s securities at its $0.50 per unit offering price (Note 7).

The Company recorded interest expense of $25,838 ($12,249 with related parties) and $23,439 ($11,937 with related parties) for the years ended June 30, 2021 and 2020, respectively.

5.       LOANS PAYABLE:

Pennvest

PA1, the Company’s wholly-owned subsidiary, owes $9,868,495 as of June 30, 2021 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System including accrued interest and late charges totaling $2,114,495 as of June 30, 2021. The terms of the Pennvest Loan provided for funding of up to $7,754,000 which was to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal. The Pennvest Loan accrues interest at 2.547% per annum for years 1 through 5 and 3.184% per annum for years 6 through maturity. The Pennvest Loan required minimum annual principal payments of approximately $5,886,000 in fiscal years 2013 through 2021, and $846,000 in fiscal year 2022, $873,000 in fiscal year 2023 and $149,000 in fiscal year 2024. The Pennvest Loan is collateralized by the Kreider 1 System and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest is entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined. The Company has incurred interest expense related to the Pennvest Loan of $246,887 and $246,887 for the years ended June 30, 2021 and 2020, respectively. Based on the limited development of the depth and breadth of the Pennsylvania nutrient reduction credit market to date, PA1 commenced negotiations with Pennvest related to forbearance and/or re-structuring the obligations under the Pennvest Loan. In the context of such negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2021.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 commenced discussions and negotiations with Pennvest concerning this matter but Pennvest rejected PA1’s proposal made during the fall of 2014. PA1 made a new proposal to Pennvest during September 2021 which proposal is presently under consideration by Pennvest. PA1 provides Pennvest with its financial statements (which include a description of system status) annually. During the 2021 fiscal year, Pennvest’s auditors requested a ‘corrective action plan’ and PA1 informed Pennvest that “… there is no viable corrective action plan for the Pennvest Loan (‘Loan’). The facility funded by the Loan has been shut down for many years (which has been disclosed in the annual financial reports to Pennvest and in public filings by the parent of Bion PA 1, LLC) and the technology utilized in the facility is now obsolete. The facility has not been commercially operated for approximately six years and has generated zero income. We recommend that Pennvest take appropriate steps to remove and sell the equipment.” Pennvest responded favorably to the approach of selling the equipment but no actions have yet taken place. PA1 and the Company are currently discussing proposals with Pennvest seeking full resolution of these matters. The Company anticipates additional communication with Pennvest on this matter during the current year. It is not possible at this date to predict the final outcome of this matter, but the Company believes it is likely that that the equipment will be sold with the proceeds delivered to Pennvest during the 2022 fiscal year. However, the resolution of these matters including the manner and means of such equipment sale has not been agreed upon as of this date. PA1 will evaluate the appropriate manner to resolve/wrap-up its business over the balance of the current fiscal year.

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

Paycheck Protection Program

During the year ended June 30, 2020, the Company received proceeds from a loan in the amount of $34,800 from Covenant Bank as the lender, pursuant to the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The loan was uncollateralized, had a fixed interest rate of one percent, a term of two years and the first payment is deferred for six months. Under the CARES Act, borrowers were eligible for forgiveness of principal and interest on PPP loans to the extent that the proceeds were used to cover eligible payroll costs, rent and utility costs over either an 8 or 24-week period after the loan was made. As of June 30, 2021, the total PPP loan and accrued interest was fully forgiven by the SBA.

6.       CONVERTIBLE NOTES PAYABLE - AFFILIATES:

2020 Convertible Obligations

The 2020 Convertible Obligations, which accrue interest at either 4% per annum or 4% compounded quarterly and effective January 1, 2020 are due and payable on July 1, 2024. The 2020 Convertible Obligations (including accrued interest, plus all future deferred compensation added subsequently), are convertible, at the sole election of the holder, into Units consisting of one share of the Company’s common stock and one half to one warrant to purchase a share of the Company’s common stock, at a price of $0.50 per Unit until July 1, 2024. The warrant contained in the Unit was originally exercisable at $1.00 per unit but was modified to $0.75 during the year ended June 30, 2020 and is exercisable until a date three years after the date of the conversion. During the year ended June 30, 2021, the Company approved the increase of warrants by one-third to be received by the noteholder if a conversion takes place. The original conversion price of $0.50 per Unit approximated the fair value of the Units at the date of the agreements; therefore, no beneficial conversion feature exists. Management evaluated the terms and conditions of the embedded conversion features based on the guidance of ASC 815-15 “Embedded Derivatives” to determine if there was an embedded derivative requiring bifurcation. An embedded derivative instrument (such as a conversion option embedded in the deferred compensation) must be bifurcated from its host instruments and accounted for separately as a derivative instrument only if the “risks and rewards” of the embedded derivative instrument are not “clearly and closely related” to the risks and rewards of the host instrument in which it is embedded. Management concluded that the embedded conversion feature of the deferred compensation was not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument, and because of the Company’s limited trading volume that indicates the feature is not readily convertible to cash in accordance with ASC 815-10, “Derivatives and Hedging”.

As of June 30, 2021, the 2020 Convertible Obligation balances, including accrued interest, owed Bassani (and his donees), Smith and Edward Schafer (“Schafer”), the Company’s Vice Chairman, were $2,502,880, $1,186,926 and $481,119, respectively. As of June 30, 2020, the 2020 Convertible Obligation balances, including accrued interest, owed Bassani, Smith and Schafer were $2,408,432, $1,123,736 and $462,963, respectively. During the year ended June 30, 2020, Bassani and Smith elected to transfer $436,508 and $199,573, respectively, from deferred compensation owed them to their 2020 Convertible Obligations.

The Company recorded interest expense of $175,794 and $137,130 for the years ended June 30, 2021 and 2020, respectively.

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

The balances of the September 2015 Convertible Notes as of June 30, 2021, including accrued interest owed Bassani, Schafer and Shareholder, are $171,343, $20,190 and $430,639, respectively. The balances of the September 2015 Convertible Notes as of June 30, 2020, including accrued interest, were $165,653, $19,535 and $415,522, respectively.

The Company recorded interest expense of $21,462 and $21,462 for the years ended June 30, 2021 and 2020, respectively.

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

During the years ended June 30, 2021 and 2020, the Company declared dividends of $2,000 and $2,000 respectively. At June 30, 2021, accrued dividends payable are $20,000. The dividends are classified as a component of operations as the Series B Preferred stock is presented as a liability in these financial statements.

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

During the year ended June 30, 2020, Smith elected to convert deferred compensation, loan payable - affiliates and accounts payable of $3,828, $15,000 and $52,830, respectively, into an aggregate 143,316 units at $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until December 31, 2020, which were subsequently extended to December 31, 2024.

During the year ended June 30, 2021, the Company entered into subscription agreements, under three different offerings, to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2021, and pursuant thereto, the Company issued 3,720,000 units for total proceeds of $1,860,000, net proceeds of $1,699,000 after commissions of $161,000. The Company allocated the proceeds from the 3,720,000 shares and the 3,720,000 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $114,148 was allocated to the warrants and $1,745,852 was allocated to the shares, and both were recorded as additional paid in capital.

During the year ended June 30, 2021, 300,000 share of the Company’s restricted company stock were sold to an investor for $300,000.

During the year ended June 30, 2021, Smith elected to convert deferred compensation and accounts payable of $128,039 and $52,361, respectively, into an aggregate 360,805 units at $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until December 31, 2024.

During the year ended June 30, 2021, two consultants elected to convert deferred compensation of $593,411, into an aggregate 1,186,824 units at $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until December 31, 2023.

During the year ended June 30, 2021, the Company issued 144,000 units to Smith for salary of $72,000, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2024.

During the year ended June 30, 2021, 4,065,988 warrants were exercised to purchase 4,065,988 shares of the Company’s common stock at $0.75 per share for total proceeds of $3,049,490.

During the year ended June 30, 2021, the Company issued 129,364 shares of the Company’s common stock to a broker as commissions for the warrant exercises. As the issuance was both a reduction and addition to additional paid in capital there was no impact to the financial statements. The company also paid a broker $3,537 in commissions for the warrant exercises.

Warrants:

As of June 30, 2021, the Company had approximately 21.9 million warrants outstanding, with exercise prices from $0.60 to $1.50 and expiring on various dates through June 30, 2025.

The weighted-average exercise price for the outstanding warrants is $0.73, and the weighted-average remaining contractual life as of June 30, 2021 is 2.8 years.

During the year ended June 30, 2021, the Company entered into subscription agreements, under three different offerings, to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2021, and pursuant thereto, the Company issued 3,720,000 units for total proceeds of $1,860,000, net proceeds of $1,699,000 after commissions of $161,000. The Company allocated the proceeds from the 3,720,000 shares and the 3,720,000 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $114,148 was allocated to the warrants and $1,745,852 was allocated to the shares, and both were recorded as additional paid in capital.

During the year ended June 30, 2021, the Company issued 50,000 warrants to a consultant to purchase 50,000 shares of the Company’s restricted common stock at an exercise price of $0.90 per share and an expiration date of December 31, 2021. The warrants were in exchange for services expensed at $2,500.

During the year ended June 30, 2021, Smith elected to convert deferred compensation and accounts payable of $128,039 and $52,361, respectively, into an aggregate 360,805 units at $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until December 31, 2024.

During the year ended June 30, 2021, the Company agreed to extend the expiration dates of 4,497,924 warrants owned by certain individuals which were scheduled to expire at various dates from December 31, 2020 through December 31, 2021. The Company recorded non-cash compensation of $25,506 and interest expense of $187,139 related to the modification of the warrants.

During the year ended June 30, 2021, warrants to purchase 164,251 shares of the Company’s common stock at prices ranging from $0.75 to $2.00 expired.

During the year ended June 30, 2021, 4,065,988 warrants were exercised to purchase 4,065,988 shares of the Company’s common stock at $0.75 per share for total proceeds of $3,049,490.

During the year ended June 30, 2021, the Company issued warrants to brokers as commissions to purchase 322,000 shares of the Company’s common stock at an exercise price of $0.75 per share and an expiration of December 31, 2022. As the issuance was both a reduction and addition to additional paid in capital there was no impact to the financial statements.

During the year ended June 30, 2021, the Company issued 144,000 units to Smith for salary of $72,000, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2024.

Stock options:

The Company’s 2006 Consolidated Incentive Plan, as amended during the year ended June 30, 2021 (the “2006 Plan”), provides for the issuance of options (and/or other securities) to purchase up to 36,000,000 shares of the Company’s common stock. Terms of exercise and expiration of options/securities granted under the 2006 Plan may be established at the discretion of the Board of Directors, but no option may be exercisable for more than ten years.

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

During the year ended June 30, 2021, the Company approved the modification of existing stock options held by two former consultants, which extended certain expiration dates. The modifications resulted in incremental non-cash compensation of $8,775.

The Company recorded compensation expense related to employee stock options of $1,107,700 and $429,200 for the years ended June 30, 2021 and 2020, respectively. The Company granted 960,000 and 2,210,000 options during the years ended June 30, 2021 and 2020, respectively. During the year ended June 30, 2021 the Company issued 250,000, 250,000, 50,000 and 25,000 options to Bassani, Smith, Schafer and Northrop, respectively and recorded compensation expense of $277,500, $277,500, $55,500 and $27,500 for Bassani, Smith, Schafer and Northrop, respectively. During the year ended June 30, 2020 the Company issued 500,000, 600,000, 175,000 and 150,000 options to Bassani, Smith, Schafer and Northrop, respectively and recorded compensation expense of $90,000, $115,000, $33,250 and $28,750 for Bassani, Smith, Schafer and Northrop, respectively.

The fair value of the options granted during the years ended June 30, 2021 and 2020 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Weighted Average, June 30, 2021	Range, June 30, 2021	Weighted Average, June 30, 2020	Range, June 30, 2020
Volatility	65%	58% -65%	61%	60%-70%
Dividend yield	—	—	—	—
Risk-free interest rate	0.79%	0.47% – 0.82%	0.60%	0.36%-1.75%
Expected term (years)	5.8	5.0 to 5.9	4.8	4.7 to 5.2

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

A summary of option activity under the 2006 Plan for the years ended June 30, 2021 and 2020 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2019	7,411,600	$1.08	3.1	$20,375
Granted	2,210,000	0.72
Exercised	—	—
Forfeited	—	—
Expired	(110,000)	0.69
Outstanding at June 30, 2020	9,511,600	$0.74	4.5	$—
Granted	960,000	1.10
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2021	10,471,600	$0.77	3.7	$6,064,335
Exercisable at June 30, 2021	10,471,600	$0.77	3.7	$6,064,335

The following table presents information relating to nonvested stock options as of June 30, 2021:

	Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2020	—	$—
Granted	960,000	1.06
Vested	(960,000)	(1.06)
Nonvested at June 30, 2021	—	$—

The total fair value of stock options that vested during the years ended June 30, 2021 and 2020 was $1,017,700 and $429,200 respectively. As of June 30, 2021, the Company had no unrecognized compensation cost related to stock options.

Stock-based employee compensation charges in operating expenses in the Company’s financial statements for the years ended June 30, 2021 and 2020 are as follows:

	Year ended June 30, 2021	Year ended June 30, 2020
General and administrative:
Change in fair value from modification of option terms	$8,775	$511,448
Change in fair value from modification of warrant terms	25,506	1,064,503
Fair value of stock options expensed	816,050	355,100
Total	$850,331	$1,931,051

Research and development:
Change in fair value from modification of option terms	$—	$114,610
Change in fair value from modification of warrant terms	—	457,273
Fair value of stock options expensed	201,650	74,100
Total	$201,650	$645,983

8.       SUBSCRIPTION RECEIVABLE - AFFILIATES:

As of June 30, 2021, the Company has three interest bearing, secured promissory notes with an aggregate principal amount of $428,250 ($483,387, including interest), from Bassani as consideration to purchase warrants to purchase 5,565,000 shares of the Company’s restricted common stock, which warrants have exercise prices ranging from $0.60 to $1.00 and have expiry dates ranging from December 31, 2020 to December 31, 2025. The promissory notes bear interest at 4% per annum, and are secured by portions of Bassani’s 2020 Convertible Obligation and Bassani’s September 2015 Convertible Notes. The secured promissory notes were payable July 1, 2020 but were extended to July 1, 2024 during the year ended June 30, 2020. Also, during the year ended June 30, 2020, warrants with exercise prices greater than $0.75 were reduced to $0.75 and warrants with expiry dates prior to December 31, 2024 were extended to December 31, 2024.

As of June 30, 2021, the Company has an interest bearing, secured promissory note for $30,000 ($33,491 including interest) from Smith as consideration to purchase warrants to purchase 300,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of December 31, 2023. During the year ended June 30, 2020, the expiry dates of the warrants were extended to December 31, 2024. The warrants have a 75% exercise bonus and the promissory note bears interest at 4% per annum, and is secured by $30,000 of Smith’s 2020 Convertible Obligations. The secured promissory note was payable on July 1, 2020 but was extended to July 1, 2024 during the year ended June 30, 2020.

As of June 30, 2021, the Company has two interest bearing, secured promissory notes with an aggregate principal amount of $46,400 ($53,158 including interest) from two former employees as consideration to purchase warrants to purchase 928,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.75 and have expiry dates of December 31, 2020. During the year ended June 30, 2020, the expiry dates of the warrants were extended to December 31, 2024. These warrants have a 90% exercise bonus. The promissory notes bear interest at 4% per annum, are secured by a perfected security interest in the warrants, and were payable on July 1, 2020 but were extended to July 1, 2024 during the year ended June 30, 2020.

9.       COMMITMENTS AND CONTINGENCIES:

Employment and consulting agreements:

Smith has held the positions of Director, President and General Counsel of Company and its subsidiaries under various agreements (and extensions) and terms since March 2003. On October 10, 2016, the Company approved a month to month contract extension, with Smith which includes provisions for i) a monthly deferred salary of $18,000 until the Board of Directors re-instates cash payments to all employees and consultants who are deferring compensation, ii) the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, until December 31, 2022), and iii) the right to convert his deferred compensation in whole or in part, at his sole election, at any time in any amount at “market” or into securities sold in the Company’s current/most recent private offering at the price of such offering to third parties. Smith agreed effective July 29, 2018 to continue to serve the Company under the same basic terms.

Since March 31, 2005, the Company has had various agreements with Brightcap and/or Bassani, through which the services of Bassani are provided (any reference to Brightcap or Bassani for all purposes are the same individual). The Board appointed Bassani as the Company's CEO effective May 13, 2011. On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017, (with the Company having an option to extend the term an additional six months.) Pursuant to the Extension Agreement, Bassani continued to defer his cash compensation ($31,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation. During October 2016 Bassani was granted the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share, until March 15, 2018 (which was expanded on April 27, 2017 to the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, and subsequently extended until December 31, 2022). During February 2018, the Company agreed to the material terms for a binding two-year extension agreement for Bassani’s services as CEO, while a detailed, fully executed agreement is still being negotiated and will be finalized in the future. Bassani’s salary will remain $372,000 per year, which will continue to be accrued until there is adequate cash available while negotiations proceed toward the re-instatement of a least a partial cash payment. Additionally, the Company has agreed to pay him $2,000 per month to be applied to life insurance premiums. On August 1, 2018, in the context of extending his agreement to provide services to the Company on a full-time basis through December 31, 2022) plus 2 years after that on a part-time basis, the Company received an interest bearing secured promissory note for $300,000 from Bassani as consideration to purchase warrants to purchase 3,000,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of June 30, 2025. The promissory note is secured by a portion of Bassani’s 2020 Convertible Obligations and as of June 30, 2021, the principal and accrued interest was $335,965. For the years ended June 30, 2021 and 2020, Brightcap was paid $155,000 and $135,000, respectively.

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

During the year ended June 30, 2021, the Company applied a 75% execution/exercise bonus on 3,000,000 warrants held by a trust owned by Bassani.

As of June 30, 2021, the execution/exercise bonuses ranging from 50-90% were applicable to 10,326,600 of the Company’s outstanding options and 16,742,789 of the Company’s outstanding warrants.

Litigation:

On September 10, 2021, the Company filed a federal lawsuit ‘in rem’ to recover the <biontech.com> domain and the unknown ‘John Doe’ who hacked and attempted to steal the website. The litigation has been filed in the United States District Court for the Eastern District of Virginia, Alexandria Division under the heading ‘Bion Environmental Technologies, Inc., Plaintiff, vs John Doe and <biontech.com>, Defendants’ (Case No. 1:21-cv-01034), seeking recovery of the domain name and other relief as set forth therein.

On September 25, 2014, the Pennsylvania Infrastructure Investment Authority (“Pennvest”) exercised its right to declare the PA1’s Pennvest Loan in default, accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 commenced discussions and negotiations with Pennvest concerning this matter but Pennvest rejected PA1’s proposal made during the fall of 2014. PA1 made a new proposal to Pennvest during September 2021 which proposal is presently under consideration by Pennvest. PA1 provides Pennvest with its financial statements (which include a description of system status) annually. During the 2021 fiscal year, Pennvest’s auditors requested a ‘corrective action plan’ and PA1 informed Pennvest that “… there is no viable corrective action plan for the Pennvest Loan (‘Loan’). The facility funded by the Loan has been shut down for many years (which has been disclosed in the annual financial reports to Pennvest and in public filings by the parent of Bion PA 1, LLC) and the technology utilized in the facility is now obsolete. The facility has not been commercially operated for approximately six years and has generated zero income. We recommend that Pennvest take appropriate steps to remove and sell the equipment.” Pennvest responded favorably to the approach of selling the equipment but no actions have yet taken place. PA1 and the Company are currently discussing proposals with Pennvest seeking full resolution of these matters. The Company anticipates additional communication with Pennvest on this matter during the current year. It is not possible at this date to predict the final outcome of this matter, but the Company believes it is likely that that the equipment will be sold with the proceeds delivered to Pennvest during the 2022 fiscal year. However, the resolution of these matters including manner and means of such equipment sale has not been agreed upon as of this date. PA1 will evaluate the appropriate manner to resolve/wrap-up its business over the balance of the current fiscal year.

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

During the years ended June 30, 2021 and 2020, the Company received nil and nil for expense reimbursements from CABS, respectively. During the years ended June 30, 2021 and 2020, the Company paid CABS nil and $52,540, respectively for consulting expenses.

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

12.       INCOME TAXES:

The reconciliation between the expected federal income tax benefit computed by applying the Federal statutory rate to loss before income taxes and the actual benefit for taxes on loss for the years ended June 30, 2021 and 2020 is as follows:

	2021	2020
Expected income tax benefit at statutory rate	$(724,000)		$(955,000)
State taxes, net of federal benefit	(126,000)		(166,000)
RTP – Excess Business Interest	115,000		(103,000)
Permanent differences and other	8,000		9,000
Expiration of net operating allowances	802,000		71,000
Change in valuation allowance	(75,000)		1,144,000
Income tax benefit	$—	$	— ;

The Company has net operating loss carry-forwards (“NOLs”) for tax purposes of approximately $47,321,000 as of June 30, 2021. These NOLs expire on various dates through 2041.

The utilization of the NOLs may be limited under Section 382 of the Internal Revenue Code.

The Company’s deferred tax assets for the years ended June 30, 2021 and 2020 are estimated as follows:

	2021	2020
NOL Carryforwards (Federal and State)	$11,784,000	$11,975,000
Stock-based compensation	5,350,000	5,073,000
Impairment	1,340,000	1,340,000
Business interest	264,000	217,000
Deferred compensation	986,000	1,194,000
Gross deferred tax assets	19,724,000	19,799,000
Valuation allowance	(19,724,000)	(19,799,000)
Net deferred tax assets	$—	$—

The Company has provided a valuation allowance of 100% of its net deferred tax asset due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets.

13.        401(k) PLAN:

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

14.       SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to June 30, 2021 for recognition and disclosure in the financial statements and notes to the financial statements.

From July 1, 2021 through September 27, 2021, 139,334 warrants were exercised to purchase 139,334 shares of the Company’s common stock at $0.75 per share for total proceeds of approximately $104,500.

From July 1, 2021 through September 27, 2021, the Company issued 10,000 warrants to a broker as commissions to purchase 10,000 shares of the Company’s common stock at an exercise price of $0.75 per share and an expiration of December 31, 2022.

From July 1, 2021 through September 27, 2021, Smith elected to convert accounts payable of $5,126 into an aggregate 10,253 units at $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until December 31, 2024.

On September 16, 2021, PA1 made a new proposal to Pennvest which proposal is presently under consideration by Pennvest. See Notes 5 and 9 above for related information.

On September 23, 2021 the Company executed an agreement to lease land near Fair Oaks, Indiana to construct its initial 3G Tech commercial scale installation which will include customized covered barns for up to 300 head of cattle, an anaerobic digester and a Bion 3G Tech waste treatment/recovery system (“Lease”). Pursuant to the Lease, an initial $60,000 rent payment is due on October 10, 2021 and, commencing on the earlier of December 31, 2022 or the date on which the barns are populated (“Start Date”), monthly rent of $7,250 will be payable. The Lease has an initial 2-year term from the Start Date. The impact of ASC 842 has not been determined for the lease. Terms for an additional related agreement regarding disposal of certain manure effluent have been agreed upon with the Curtis Creek Dairy unit of Fair Oaks Farms and the Company expects the agreement to be finalized by the end of the first full week of October 2021. Pre-development work commenced during August 2021 and preparation for active surveying, site engineering and other work is now underway. Note 1 for more information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Dated: September 29, 2021	By: /s/ Mark A. Smith
Mark A. Smith, President and Chief
Financial Officer (Principal Financial
and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Mark A. Smith	Executive Chairman,	September 29, 2021
Mark A. Smith	President, Chief Financial Officer and Director

/s/ Dominic Bassani	Chief Executive Officer	September 29, 2021
Dominic Bassani

/s/ Jon Northrop	Secretary and Director	September 29, 2021
Jon Northrop

/s/ Edward Schafer	Vice Chairman	September 29, 2021
Edward Schafer	and Director

62