Form 10-Q
period 2021-09-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2021-11-10
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On October 30, 2021, there were 41,580,573 Common Shares issued and 40,876,264 Common Shares outstanding.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2021	2021
	(Unaudited)
ASSETS

Current assets:
Cash	$3,962,334	$4,216,321
Prepaid expenses	90,296	124,049
Deposits	1,000	1,000

Total current assets	4,053,630	4,341,370

Property and equipment, net (Note 3)	62,583	541

Total assets	$4,116,213	$4,341,911

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$679,091	$570,050
Series B Redeemable Convertible Preferred stock, $0.01 par value, 50,000 shares authorized; 200 shares issued and outstanding, liquidation preference of $40,500 and $40,000, respectively (Note 7)	37,900	37,400
Deferred compensation (Note 4)	528,640	479,208
Loan payable and accrued interest (Note 5)	9,939,148	9,868,495

Total current liabilities	11,184,779	10,955,153

Convertible notes payable - affiliates (Note 6)	4,893,023	4,793,097

Total liabilities	16,077,802	15,748,250

Deficit:
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 50,000 shares authorized, no shares issued and outstanding	—	—

Series C Convertible Preferred stock, $0.01 par value, 60,000 shares authorized; no shares issued and outstanding	—	—

Common stock, no par value, 100,000,000 shares authorized, 41,475,573 and 41,315,986 shares issued, respectively; 40,771,264 and 40,611,677 shares outstanding, respectively	—	—
Additional paid-in capital	121,507,693	121,399,067
Subscription receivable - affiliates (Note 8)	(504,650)	(504,650)
Accumulated deficit	(133,003,243)	(132,339,873)

Total Bion's stockholders’ deficit	(12,000,200)	(11,445,456)

Noncontrolling interest	38,611	39,117

Total deficit	(11,961,589)	(11,406,339)

Total liabilities and deficit	$4,116,213	$4,341,911

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

	2021	2020

Revenue	$—	$—

Operating expenses:
General and administrative	491,133	302,877
Depreciation	248	207
Research and development	61,809	90,988

Total operating expenses	553,190	394,072

Loss from operations	(553,190)	(394,072)

Other (income) expense:
Interest income	(1,494)	(79)
Interest expense	112,180	104,419

Total other expense	110,686	104,340

Net loss	(663,876)	(498,412)

Net loss attributable to the noncontrolling interest	506	515

Net loss applicable to Bion's common stockholders	$(663,370)	$(497,897)

Net loss applicable to Bion's common stockholders per basic and diluted common share	$(0.02)	$(0.02)

Weighted-average number of common shares outstanding:
Basic and diluted	40,719,692	30,793,634

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

Three months ended September 30, 2020
	Bion's Shareholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in	Subscription Receivables for	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Shares	deficit	interest	equity/(deficit)

Balance, July 1, 2020	—	$—	—	$—	31,409,005	$—	114,266,683	$(504,650)	$(128,891,893)	$41,902	$(15,087,958)
Sale of units	—	—	—	—	50,000	—	25,000	—	—	—	25,000
Commissions on sale of units	—	—	—	—	—	—	(2,500)	—	—	—	(2,500)
Issuance of warrants	—	—	—	—	—	—	2,500	—	—	—	2,500
Conversion of debt and liabilities	—	—	—	—	116,651	—	58,325	—	—	—	58,325
Net loss	—	—	—	—	—	—	—	—	(497,897)	(515)	(498,412)
Balance, September 30, 2020	—	$—	—	$—	31,575,656	$—	$114,350,008	$(504,650)	$(129,389,790)	$41,387	$(15,503,045)

Three months ended September 30, 2021
	Bion's Shareholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in	Subscription Receivables for	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Shares	deficit	interest	equity/(deficit)
Balance, July 1, 2021	—	$—	—	$—	41,315,986	$—	$121,399,067	$(504,650)	$(132,339,873)	$39,117	$(11,406,339)
Warrants exercised for common shares	—	—	—	—	139,334	—	104,500	—	—	—	104,500
Commissions on warrant exercises	—	—	—	—	10,000	—	(1,000)	—	—	—	(1,000)
Conversion of debt and liabilities	—	—	—	—	10,253	—	5,126	—	—	—	5,126
Net loss	—	—	—	—	—	—	—	—	(663,370)	(506)	(663,876)
Balance, September 30, 2021	—	$—	—	$—	41,475,573	$—	$121,507,693	$(504,650)	$(133,003,243)	$38,611	$(11,961,589)

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(663,876)	$(498,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	248	207
Accrued interest on loans payable, deferred compensation and other	121,111	113,350
Stock-based compensation	—	2,500
Decrease (increase) in prepaid expenses	33,753	(8,932)
Increase in accounts payable and accrued expenses	59,367	40,171
Increase in deferred compensation	99,400	103,901

Net cash used in operating activities	(349,997)	(247,215)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(7,490)	—

Net cash used in investing activities	(7,490)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of units	—	25,000
Commissions on sale of units	—	(2,500)
Proceeds from exercise of warrants	104,500	—
Commissions on exercise of warrants	(1,000)	—

Net cash provided by financing activities	103,500	22,500

Net decrease in cash	(253,987)	(224,715)

Cash at beginning of period	4,216,321	560,828

Cash at end of period	$3,962,334	$336,113

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Non-cash investing and financing transactions:
Conversion of debt and liabilities into common units	$—	$58,325
Shares issued for warrant exercise commissions	$7,500	$—
Shares issued for accounts payable	$5,126	$—
Purchase of property and equipment for accounts payable	$54,800	$—

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

From 2016 to 2021 fiscal years, the Company has focused a large portion of its activities on developing, testing and demonstrating the 3rd generation of its technology and technology platform (“3G Tech”) with emphasis on increasing the efficiency of production of valuable co-products from the waste treatment process, including ammonia nitrogen in the form of organic ammonium bicarbonate products. The Company’s initial ammonium bicarbonate liquid product completed its Organic Materials Review Institute (“OMRI”) application and review process with approval during May 2020. An application for our first solid ammonium bicarbonate product – AD Nitrogen – has been filed and is in the review process (which may take an extended period of time due to the novel nature of Bion’s 3G Tech in the context of organic certifications).

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

During late September 2021, Bion entered into a lease for the development site of its initial commercial scale 3G Tech project in September 2021(“Initial Project”), which Initial Project will be located on approximately four (4) acres of leased land near Fair Oaks, Indiana, and a related agreement regarding disposal of certain manure effluent with the Curtis Creek Dairy unit of Fair Oaks Farms (“FOF”). Design and pre-development work commenced during August 2021 and preliminary surveying, site engineering and other work is now underway along with site-specific engineering and design work. The Initial Project will be an environmentally sustainable beef cattle feeding facility, equipped with state-of-the-art housing and Bion’s 3G-Tech platform to provide waste treatment and resource recovery. Bion has designed the project to house and feed approximately 300 head of beef cattle. The facility will include Bion’s 3G Tech platform including: i) covered barns with solar photovoltaic generation, ii) anaerobic digestion for renewable energy recovery, iii) livestock waste treatment and resource recovery technology, iv) Bion’s ammonium bicarbonate recovery and crystallization technology and iv) data collection software to document system efficiencies and environmental benefits (with the Bion 3G Tech facilities capable of treating the waste from approximately 1,500 head). The facility will be large enough to demonstrate engineering capabilities of Bion’s 3G Tech at commercial scale, but small enough that it can be constructed and commissioned quickly, with operations targeted to commence sometime during the spring of 2022.

The Initial Project is not being developed at economic commercial scale or with an expectation of profitability due to its limited scale. However, successful installation, commissioning, and operations will demonstrate scalability, determine operating parameters at scale, and provide ongoing production and engineering capabilities, all being critical steps that must be accomplished before developing large projects with JV partners.

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

Upon achieving optimized and steady-state operations at the Initial Project during 2022, coupled with obtaining an OMRI listing for its AD Nitrogen product, Bion expects to be ready to move forward with its plans for development of much larger facilities. The Company anticipates that discussions and negotiations regarding potential JVs with strategic partners in the financial and livestock industries to develop large scale projects will commence during the construction of the Initial Project with the goal of establishing JV’s for large scale projects that will produce both sustainable and sustainable-organic corn-fed beef. These products will be supported by a USDA PVP-certified sustainable brand that will, initially, highlight reductions in carbon and nutrient footprint, as well as pathogen reductions associated with foodborne illness and antibiotic resistance, along with the organic designation where appropriate. Bion has successfully navigated the USDA PVP application process previously, having received conditional approval of its 2G Tech platform, pending resubmission and final site audits, and is confident it will be successful in qualifying its 3G Tech platform.

.

Additionally, the Company believes there will also be opportunities to proceed with selected ‘retrofit projects’ of existing facilities (see ‘3G Tech Kreider 2 Poultry Project’ below as an example).

Bion believes that substantial unmet demand currently exists– potentially very large – for ‘real’ meat/ dairy/ egg products that offer the verifiable/believable sustainability consumers seek, but with the taste and texture they have come to expect from American beef and pork, dairy and poultry. Numerous studies demonstrate the U.S. consumers’ preferences for sustainability. For example, 2019 NYU Stern’s Center for Sustainable Business study found that ‘products marketed as sustainable grew 5.6 times faster than those that were not…’ and that ‘…in more than 90 percent of consumer-packaged-goods (CPG) categories, sustainability-marketed products grew faster than their conventional counterparts.’ Sales growth of plant-based alternatives, including both dairy and more recently ground meat (Beyond Meat, Impossible Foods, etc.) have shown that a certain segment of consumers are choosing seemingly sustainable offering, and are also willing to pay a premium for it. Numerous studies also support the consumers’ ‘willingness-to-pay’ (WTP) for sustainable choices, including a recent meta-analysis of 80 worldwide studies with results that calculate the overall WTP premium for sustainability is 29.5 percent on average.

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

Bion believes that at least a premium segment of the U.S. beef industry (and potentially other livestock industry groups) is at the doorstep of a transformative opportunity to address the growing demand for sustainable food product offerings, while pushing back against today’s anti-meat messaging. At $66 billion/year (2021 retail value), the beef industry is a fragmented, commodity industry whose practices date back decades. In 1935 inflation-adjusted terms, beef is 63% more expensive today, while pork and chicken, which are now primarily raised in covered barns, at CAFOs with highly integrated supply chains, are 12% and 62% cheaper, respectively. In recent years, the beef industry has come under increasing fire from advocacy groups, regulatory agencies, institutional investors, and ultimately, their own consumers, over concerns that include climate change, water pollution, food safety, and the treatment of animals and workers.

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

The demonstrated willingness of consumers to purchase sustainable products (along with numerous research and marketing studies confirming consumers are seeking, and are willing to pay a premium for, sustainable products)---in combination with the threat to the livestock industry market (primarily beef and pork) posed by plant-based alternatives (heightened by pandemic conditions)--- has succeeded in focusing the large scale livestock industry on how to meet the plant-based market challenge by addressing the consumer sustainability issues. The consumer demand for sustainability appears to be a real and lasting trend, but consumers remain skeptical of generalized claims of ‘sustainability’. To date, a large portion of the industry responses have been at a superficial level or consist of ‘green washing’, a deceptive marketing practice where companies promote non-substantive initiatives. Real sustainability for the livestock industry will require implementation of advanced waste treatment technology at or near the CAFOs – where most of the negative environmental impacts take place.

3 Tech Kreider 2 Poultry Project

Bion has done extensive pre-development work related to a waste treatment/renewable energy production facility to treat the waste from KF’s approximately 6+ million chickens (planned to expand to approximately 9-10 million) (and potentially other poultry operations and/or other waste streams) ('Kreider Renewable Energy Facility' or ‘Kreider 2 Project’). On May 5, 2016, the Company executed a stand-alone joint venture agreement with Kreider Farms covering all matters related to development and operation of Kreider 2 system to treat the waste streams from Kreider’s poultry facilities in Bion PA2 LLC (“PA2”). During May 2011 the PADEP certified a smaller version of the Kreider 2 Project (utilizing our 3G Tech) for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model. The Company has been in ongoing discussions with the PADEP regarding the appropriate credit calculation methodology for large-scale technology-based nutrient reduction installations such as the KF2 Project utilizing our 3G Tech platform. Based on these discussions and the size of the Kreider 2 Project, we anticipate that when designs are finalized, the Kreider 2 Project will be re-certified for a far larger number of credits (management’s current estimates are between 2-4 million (or more) nutrient reduction credits for treatment of the waste stream from Kreider’s poultry pursuant to the Company’s subsequent amended application during the current fiscal year pursuant to the amended EPA Chesapeake Bay model and agreements between the EPA and PA. Note that this Project may be expanded in the future to treat wastes from other local and regional CAFOs (poultry and/or dairy---including the Kreider Dairy) and/or additional Kreider poultry expansion (some of which may not qualify for nutrient reduction credits). A review process to clarify certain issues related to credit calculation and verification commenced during 2014 based on Bion’s 2G Tech but was been placed on hold. The Company anticipates if and when PA2 re-commences work on the Kreider 2 Project, it will submit an amended or new application based on our 3G Tech. Site specific design and engineering work for this facility have not commenced, and the Company does not yet have financing in place for the Kreider 2 Project. This opportunity is being pursued through PA2. If there are positive developments related to the market for nutrient reductions in Pennsylvania, of which there is no assurance, the Company intends to pursue development, design and construction of the Kreider 2 Project with a goal of achieving operational status for its initial modules during then following calendar year. The economics (potential revenues and profitability) of the Kreider 2 Project, despite its proposed use of Bion’s 3G Tech for increased recovery of marketable by-products, are based in material part the long-term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up. However, liquidity in the Pennsylvania nutrient credit market has not yet developed significant breadth and depth, which lack of liquidity has negatively impacted Bion’s business plans and will most likely delay PA2’s Kreider 2 Project and other proposed projects in Pennsylvania.

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

In parallel with technology development, Bion has worked (which work continues) to implement market-driven strategies designed to stimulate private-sector participation in the overall U.S. nutrient and carbon reduction strategy. These market-driven strategies can generate “payment for ecosystem services”, in which farmers or landowners are rewarded for managing their land and operations to provide environmental benefits, that will generate additional revenues. Existing renewable energy credits for the production and use of biogas are an example of payment for ecosystem services. Another such strategy is nutrient trading (or water quality trading), which will potentially create markets (in Pennsylvania and other states) that will utilize taxpayer funding for the purchase of verified pollution reductions from agriculture (“nutrient credits”) by the state (or others) through competitively-bid procurement programs. Such credits can then be used as a ‘qualified offset’ by an individual state (or municipality) to meet its federal clean water mandates at significantly lower cost to the taxpayer. Market-driven strategies, including competitive procurement of verified credits, is supported by U.S. EPA, the Chesapeake Bay Commission, national livestock interests, and other key stakeholders. Legislation in Pennsylvania to establish the first such state competitive procurement program passed the Pennsylvania Senate by a bi-partisan majority during March 2019. However, the Covid-19 pandemic and related financial/budgetary crises have slowed progress for this and other policy initiatives and, as a result, it is not currently possible to project the timeline for completion (or meaningful progress) of this and other similar initiatives (see discussion below).

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

In the U.S. (according to the USDA’s 2017 agricultural census) there are over 9 million dairy cows, 90 million beef cattle, 60 million swine and more than 2 billion poultry which provides an indication of both the scope of the problem addressed by Bion’s technology, as well as the size of Bion’s opportunity. Environmental impacts from livestock production include surface and groundwater pollution, greenhouse gas emissions, ammonia, and other air pollution, excess water use, and pathogens related to foodborne illnesses and antibiotic resistance. While the most visible and immediate problems are related to nutrient runoff and its effects on water quality, the industry has recently been targeted by various stakeholder groups for its impacts on climate change.

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

Runoff from livestock waste has been identified in most of our major watersheds as a primary source of excess nutrients that fuel algae blooms in both fresh and saltwater. Over the last several years, algae blooms have become increasingly toxic to both humans and animals, such as the Red Tides on the Florida and California coasts, and the Lake Erie algae bloom that cut off the water supply to Toledo, Ohio, residents in 2014. When the nutrient runoff subsides, it leaves the algae blooms with no more ‘food’ and the blooms die. The algae’s decomposition takes oxygen from the water, leading to ‘dead zones’ in local ponds, lakes, and ultimately, the Great Lakes, as well as the Chesapeake Bay, Gulf of Mexico, and other estuary waters. Both the toxic algae blooms and the low/no-oxygen dead zones devastate marine life, from shrimp and fish to higher mammals, including dolphins and manatees. U.S. EPA already considers excess nutrients “one of America’s most widespread, costly and challenging environmental problems”. Nutrient runoff is expected to worsen dramatically in the coming decades due to rising temperatures and increasing rainstorm intensity as a result of climate change.

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

Going concern and management’s plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $3,451,000 and $4,553,000 during the years ended June 30, 2021 and 2020, respectively, and a net loss of approximately $664,000 during the three months ended September 30, 2021. At September 30, 2021, the Company has a working capital deficit and a stockholders’ deficit of approximately $7,131,000 and $12,000,000,respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management’s plans with regard to these conditions.

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

During the three months ended September 30, 2021, the Company received total proceeds of approximately $105,000 from the sale of its equity securities and paid approximately $1,000 in commissions.

During fiscal years 2021 and 2020, the Company has faced progressively less difficulty in raising equity funding (but substantial equity dilution has gone along with the larger amounts of equity financing during the periods) than was experienced in the prior 3 years. However, the Company anticipates substantial increases in demands for capital and operating expenditures as it moves toward commercial implementation of its 3G Tech and development of JVs and, therefore, is likely to continue to face, significant cash flow management challenges due to limited capital resources and working capital constraints which have only recently begun to be alleviated. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees and consultants have been deferring (and continue to defer) all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 4 and 6) and members of the Company’s senior management have made loans to the Company from time to time. During the year ended June 30, 2018, senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000. Additionally, the Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again during the year ended June 30, 2018. The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company’s efforts to develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company is able to continue its recent increased success in its efforts to raise needed funds during the remainder of the current fiscal year (and subsequent periods), of which there is no assurance, management will not need to consider deeper cuts (including additional personnel cuts) and curtailment of ongoing activities including research and development activities.

The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects (including the Initial Project, JV Projects, Integrated Projects and/or the Kreider 2 facility) and CAFO Retrofit waste remediation systems. The Company anticipates that it will seek to raise from $10,000,000 to $50,000,000 or more debt and/or equity through joint ventures, strategic partnerships and/or sale of its equity securities (common, preferred and/or hybrid) and/or debt (including convertible) securities, and/or through use of ‘rights’ and/or warrants (new and/or existing) and or through other means during the next twelve months. However, as discussed above, there is no assurance, especially in light of the difficulties the Company has experienced in many recent years and the extremely unsettled capital markets that presently exist for small companies like us), that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business and Projects.

There is no realistic likelihood that funds required during the next twelve months (or in the periods immediately thereafter) for the Company’s basic operations, the Initial Project and/or proposed JVs and/or Projects will be generated from operations. Therefore, the Company will need to raise sufficient funds from external sources such as debt or equity financings or other potential sources. The lack of sufficient additional capital resulting from the inability to generate cash flow from operations and/or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company’s existing shareholders. All of these factors have been exacerbated by the extremely limited and unsettled credit and capital markets presently existing for small companies like Bion.

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

2.       SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bion Integrated Projects Group, Inc. (“Projects Group”), Bion Technologies, Inc., BionSoil, Inc., Bion Services, Bion PA1 LLC, Bion PA2 LLC and Bion 3G-1 LLC; and its 58.9% owned subsidiary, Centerpoint Corporation (“Centerpoint”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at September 30, 2021, and the results of operations and cash flows of the Company for the three months ended September 30, 2021 and 2020. Operating results for the three months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending June 30, 2022.

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

Lease Accounting:

The Company will account for any future leases under ASC 842, Leases (“ASC 842”). Accordingly, the Company will determine whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain of not exercising, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company will also determine lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated statements of operations over the lease term.

For leases with a term exceeding 12 months, a lease liability will be recorded on the Company’s consolidated balance sheet at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term. A corresponding right-of-use (“ROU”) asset equal to the initial lease liability will also be recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company will use its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. The Company's incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease.

For the Company’s operating leases, fixed lease payments will be recognized as lease expense on a straight-line basis over the lease term. For leases with a term of 12 months or less, any fixed lease payments will be recognized on a straight-line basis over the lease term and will not be recognized on the Company's consolidated balance sheet as an accounting policy election.

Revenue Recognition:

The Company currently does not generate revenue and if and when the Company begins to generate revenue the Company will comply with the provisions of ASC 606 “Revenue from Contracts with Customers”.

Loss per share:

Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share or increase the earnings per share. During the three months ended September 30, 2021 and 2020, the basic and diluted loss per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants, options and convertible securities excluded from the calculation of basic loss per share:

	September 30, 2021	September 30, 2020
Warrants	21,802,822	20,595,164
Options	10,471,600	9,511,600
Convertible debt	10,462,498	10,617,702
Convertible preferred stock	20,250	19,250

The following is a reconciliation of the denominators of the basic and diluted loss per share computations for the three months ended September 30, 2021 and 2020:

	Three Months ended September 30, 2021	Three months ended September 30, 2020
Shares issued – beginning of period	41,315,986	31,409,005
Shares held by subsidiaries (Note 7)	(704,309)	(704,309)
Shares outstanding – beginning of period	40,611,677	30,704,696
Weighted average shares issued during the period	108,015	88,938
Diluted weighted average shares – end of period	40,719,692	30,793,634

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

3.       PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	September 30, 2021		June 30, 2021
Machinery and equipment		$2,222,670		$2,222,670
Buildings and structures		401,470		401,470
Computers and office equipment		172,051		171,485
3G project construction in process		60,796		—
	2,856,987		2,795,625
Less accumulated depreciation		(2,794,404)		(2,795,084)
	$62,583		$541

As of September 30, 2021, the net book value of Kreider 1 was zero. Management has reviewed the remaining property and equipment for impairment as of September 30, 2021 and believes that no impairment exists.

Depreciation expense was $248 and $207 for the three months ended September 30, 2021 and 2020, respectively.

4.       DEFERRED COMPENSATION:

The Company owes deferred compensation to various employees, former employees and consultants totaling $528,640 and $849,941 as of September 30, 2021 and 2020, respectively. Included in the deferred compensation balances as of September 30, 2021, are $436,920 and nil owed Dominic Bassani (“Bassani”), the Company’s Chief Executive Officer, and Mark A. Smith (“Smith”), the Company’s President, respectively, pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, accrues interest at 4% per annum and can be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month. The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month. The deferred compensation owed Bassani and Smith as of September 30, 2020 was $211,871 and $53,138, respectively. The Company also owes various consultants and an employee, pursuant to various agreements, for deferred compensation of $19,220 and $512,432 as of September 30, 2021 and 2020, respectively, with similar conversion terms as those described above for Bassani and Smith, with the exception that the interest accrues at 3% per annum. The Company also owes a former employee $72,500, which is not convertible and is non-interest bearing.

Bassani and Smith have each been granted the right to convert up to $300,000 of deferred compensation balances at a price of $0.75 per share until December 31, 2022 (to be issued pursuant to the 2006 Plan). Smith also has the right to convert all or part of his deferred compensation balance into the Company’s securities (to be issued pursuant to the 2006 Plan) “at market” and/or on the same terms as the Company is selling or has sold its securities in its then current (or most recent if there is no current) private placement. Smith also received the right to transfer future deferred compensation to his 2020 Convertible Obligation at his election.

The Company recorded interest expense of $4,032 ($3,949 with related parties) and $5,784 ($2,208 with related parties) for the three months ended September 30, 2021 and 2020, respectively.

5.       LOANS PAYABLE:

Pennvest

PA1, the Company’s wholly-owned subsidiary, owes $9,939,148 as of September 30, 2021 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System including accrued interest and late charges totaling $2,185,148 as of September 30, 2021. The terms of the Pennvest Loan provided for funding of up to $7,754,000 which was to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal. The Pennvest Loan accrues interest at 2.547% per annum for years 1 through 5 and 3.184% per annum for years 6 through maturity. The Pennvest Loan required minimum annual principal payments of approximately $5,886,000 in fiscal years 2013 through 2021, and $846,000 in fiscal year 2022, $873,000 in fiscal year 2023 and $149,000 in fiscal year 2024. The Pennvest Loan is collateralized by the Kreider 1 System and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest is entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined. The Company has incurred interest expense related to the Pennvest Loan of and $61,722 for both the three months ended September 30, 2021 and 2020, respectively. Based on the limited development of the depth and breadth of the Pennsylvania nutrient reduction credit market to date, PA1 commenced negotiations with Pennvest related to forbearance and/or re-structuring the obligations under the Pennvest Loan. In the context of such negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2021.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 commenced discussions and negotiations with Pennvest concerning this matter but Pennvest rejected PA1’s proposal made during the fall of 2014. PA1 made a new proposal to Pennvest during September 2021 which proposal has been rejected by PennvestPA1 provides Pennvest with its financial statements (which include a description of system status) annually. During the 2021 fiscal year, Pennvest’s auditors requested a ‘corrective action plan’ and PA1 informed Pennvest that “… there is no viable corrective action plan for the Pennvest Loan (‘Loan’). The facility funded by the Loan has been shut down for many years (which has been disclosed in the annual financial reports to Pennvest and in public filings by the parent of PA 1) and the technology utilized in the facility is now obsolete. The facility has not been commercially operated for approximately six years and has generated zero income. We recommend that Pennvest take appropriate steps to remove and sell the equipment.” Pennvest responded favorably to the approach of selling the equipment but no actions have yet taken place. The Company anticipates additional communication with Pennvest on this matter during the current year. It is not possible at this date to predict the final outcome of this matter, but the Company believes it is likely that that the equipment will be sold with the proceeds delivered to Pennvest during the 2022 fiscal year. However, the resolution of these matters including the manner and means of such equipment sale has not been agreed upon as of this date. PA1 will evaluate the appropriate manner to resolve/wrap-up its business over the balance of the current fiscal year.

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

As of September 30, 2021, the 2020 Convertible Obligation balances, including accrued interest, owed Bassani (and his donees), Smith and Edward Schafer (“Schafer”), the Company’s Vice Chairman, were $2,526,492, $1,253,335 and $485,658, respectively. As of September 30, 2020, the 2020 Convertible Obligation balances, including accrued interest, owed Bassani, Smith and Schafer were $2,432,044, $1,126,545 and $467,503, respectively.

During the three months ended September 30, 2021, Smith elected to add his salary of $54,000 to his 2020 Convertible Obligations.

The Company recorded interest expense of $40,560 and $30,960 for the three months ended September 30, 2021 and 2020, respectively.

September 2015 Convertible Notes

During the year ended June 30, 2016, the Company entered into September 2015 Convertible Notes with Bassani, Schafer and a Shareholder which replaced previously issued promissory notes. The September 2015 Convertible Notes bear interest at 4% per annum, have maturity dates of July 1, 2024, and may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.60 per share. As the conversion price of $0.60 approximated the fair value of the common shares at the date of the September 2015 Convertible Notes, no beneficial conversion feature exists.

The balances of the September 2015 Convertible Notes as of September 30, 2021, including accrued interest owed Bassani, Schafer and Shareholder, are $172,765, $20,354 and $434,419, respectively. The balances of the September 2015 Convertible Notes as of September 30, 2020, including accrued interest, were $167,075, $19,698 and $419,302, respectively.

The Company recorded interest expense of $5,366 for both the three months ended September 30, 2021 and 2020, respectively.

7.       STOCKHOLDERS' EQUITY:

Series B Preferred stock:

Since July 1, 2014, the Company has 200 shares of Series B redeemable convertible Preferred stock outstanding with a par value of $0.01 per share, convertible at the option of the holder at $2.00 per share, with dividends accrued and payable at 2.5% per quarter. The Series B Preferred stock is mandatorily redeemable at $100 per share by the Company three years after issuance and accordingly was classified as a liability. The 200 shares have reached their maturity date, but due to the cash constraints of the Company have not been redeemed but the Company may do so in the future.

During the years ended June 30, 2021 and 2020, the Company declared dividends of $2,000 and $2,000 respectively. At September 30, 2021, accrued dividends payable are $20,500. The dividends are classified as a component of operations as the Series B Preferred stock is presented as a liability in these financial statements.

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

During the three months ended September 30, 2021, Smith elected to convert accounts payable of $5,126 into 10,253 units at $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until December 31, 2024.

During the three months ended September 30, 2021, 139,334 warrants were exercised to purchase 139,334 shares of the Company’s common stock at $0.75 per share for total proceeds of $104,500.

During the three months ended September 30, 2021, the Company issued 10,000 shares of the Company’s common stock to a broker as commissions for the warrant exercises. As the issuance was both a reduction and addition to additional paid in capital there was no impact to the financial statements. The company also paid a broker $1,000 in commissions for the warrant exercises.

 Warrants:

As of September 30, 2021, the Company had approximately 21.8 million warrants outstanding, with exercise prices from $0.60 to $1.50 and expiring on various dates through June 30, 2025.

The weighted-average exercise price for the outstanding warrants is $0.73, and the weighted-average remaining contractual life as of September 30, 2021 is 2.6 years.

During the three months ended September 30, 2021, Smith elected to convert accounts payable of $5,126 into 10,253 units at $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until December 31, 2024.

During the three months ended September 30, 2021, 139,334 warrants were exercised to purchase 139,334 shares of the Company’s common stock at $0.75 per share for total proceeds of $104,500.

During the three months ended September 30, 2021, the Company issued 10,000 shares of the Company’s common stock to a broker as commissions for the warrant exercises. As the issuance was both a reduction and addition to additional paid in capital there was no impact to the financial statements. The company also paid a broker $1,000 in commissions for the warrant exercises.

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

The Company recorded compensation expense related to employee stock options of nil for both the three months ended September 30, 2021 and 2020, respectively. The Company granted nil options during the three months ended September 30, 2021 and 2020, respectively.

A summary of under the 2006 Plan for the three months ended September 30, 2021 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2021	10,471,600	$0.77	3.7	$6,064,335
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2021	10,471,600	$0.77	3.4	$9,624,679
Exercisable at September 30, 2021	10,471,600	$0.77	3.4	$9,624,679

The following table presents information relating to nonvested stock options as of September 30, 2021:

	Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2021	—	$—
Granted	—	—
Vested	—	—
Nonvested at September 30, 2021	—	$—

The total fair value of stock options that vested during both the three months ended September 30, 2021 and 2020 was nil. As of September 30, 2021, the Company had no unrecognized compensation cost related to stock options.

8.       SUBSCRIPTION RECEIVABLE - AFFILIATES:

As of September 30, 2021, the Company has three interest bearing, secured promissory notes with an aggregate principal amount of $428,250 ($487,658, including interest) from Bassani which were received as consideration to purchase warrants to purchase 5,565,000 shares of the Company’s restricted common stock, which warrants have an exercise price of $0.75 and have expiry dates ranging from December 31, 2024 to December 31, 2025. The promissory notes bear interest at 4% per annum, and are secured by portions of Bassani’s 2020 Convertible Obligation and Bassani’s September 2015 Convertible Notes. The secured promissory notes are payable July 1, 2024.

As of September 30, 2021, the Company has an interest bearing, secured promissory note for $30,000 ($33,791 including interest) from Smith as consideration to purchase warrants to purchase 300,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of December 31, 2024. The warrants have a 75% exercise bonus and the promissory note bears interest at 4% per annum, and is secured by $30,000 of Smith’s 2020 Convertible Obligations. The secured promissory note is payable on July 1, 2024.

As of September 30, 2021, the Company has two interest bearing, secured promissory notes with an aggregate principal amount of $46,400 ($53,620 including interest) from two former employees as consideration to purchase warrants to purchase 928,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.75 and have expiry dates of December 31, 2024. These warrants have a 90% exercise bonus. The promissory notes bear interest at 4% per annum, are secured by a perfected security interest in the warrants, and are payable on July 1, 2024.

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

Since March 31, 2005, the Company has had various agreements with Brightcap and/or Bassani, through which the services of Bassani are provided (any reference to Brightcap or Bassani for all purposes are the same individual). The Board appointed Bassani as the Company's CEO effective May 13, 2011. On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017, (with the Company having an option to extend the term an additional six months.) Pursuant to the Extension Agreement, Bassani continued to defer his cash compensation ($31,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation. During October 2016 Bassani was granted the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share, until March 15, 2018 (which was expanded on April 27, 2017 to the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, and subsequently extended until December 31, 2022). During February 2018, the Company agreed to the material terms for a binding two-year extension agreement for Bassani’s services as CEO, while a detailed, fully executed agreement is still being negotiated and will be finalized in the future. Bassani’s salary will remain $372,000 per year, which will continue to be accrued until there is adequate cash available while negotiations proceed toward the re-instatement of a least a partial cash payment. Additionally, the Company has agreed to pay him $2,000 per month to be applied to life insurance premiums. On August 1, 2018, in the context of extending his agreement to provide services to the Company on a full-time basis through December 31, 2022) plus 2 years after that on a part-time basis, the Company received an interest bearing secured promissory note for $300,000 from Bassani as consideration to purchase warrants to purchase 3,000,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of June 30, 2025. The promissory note is secured by a portion of Bassani’s 2020 Convertible Obligations and as of September 30, 2021, the principal and accrued interest was $337,907. For the three months ended September 30, 2021 and 2020, Brightcap was paid $60,000 and $55,000 for compensation earned during the period, respectively.

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

During the year ended June 30, 2021, the Company added a 75% execution/exercise bonus to the terms of 3,000,000 warrants held by a trust owned by Bassani.

As of September 30, 2021, the execution/exercise bonuses ranging from 50-90% were applicable to 10,326,600 of the Company’s outstanding options and 16,753,042 of the Company’s outstanding warrants.

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

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 commenced discussions and negotiations with Pennvest concerning this matter but Pennvest rejected PA1’s proposal made during the fall of 2014. PA1 made a new proposal to Pennvest during September 2021 which proposal has been rejected by PennvestPA1 provides Pennvest with its financial statements (which include a description of system status) annually. During the 2021 fiscal year, Pennvest’s auditors requested a ‘corrective action plan’ and PA1 informed Pennvest that “… there is no viable corrective action plan for the Pennvest Loan (‘Loan’). The facility funded by the Loan has been shut down for many years (which has been disclosed in the annual financial reports to Pennvest and in public filings by the parent of PA 1) and the technology utilized in the facility is now obsolete. The facility has not been commercially operated for approximately six years and has generated zero income. We recommend that Pennvest take appropriate steps to remove and sell the equipment.” Pennvest responded favorably to the approach of selling the equipment but no actions have yet taken place. The Company anticipates additional communication with Pennvest on this matter during the current year. It is not possible at this date to predict the final outcome of this matter, but the Company believes it is likely that that the equipment will be sold with the proceeds delivered to Pennvest during the 2022 fiscal year. However, the resolution of these matters including the manner and means of such equipment sale has not been agreed upon as of this date. PA1 will evaluate the appropriate manner to resolve/wrap-up its business over the balance of the current fiscal year.

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

Lease:

The Company entered into an agreement on September 23, 2021, to lease approximately four acres of land near Fair Oaks, Indiana, for the development site of its Initial Project. Per the terms of the agreement, the Company paid the tenant $60,000 in October 2021. The October payment triggered the commencement of the lease and the Company will have through December 31, 2023 to construct its Initial Project.

10.       SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to September 30, 2021 for recognition and disclosure in the financial statements and notes to the financial statements.

From October 1, 2021 through November 10, 2021, 295,000 warrants were exercised to purchase 295,000 shares of the Company’s common stock at $0.75 per share for total proceeds of approximately $221,250.

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

These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure (or delay) to gain product certifications and/or regulatory approvals in the United States (or particular states) or foreign countries, loss (permanently or for any extended period of time) of the services of members of the Company’s small core management team (all of whom are age 70 or older) and failure to capitalize upon access to new markets. Additional risks and uncertainties that may affect forward looking statements about Bion's business and prospects include the possibility that markets for nutrient reduction credits (discussed below) and/or other ways to monetize nutrient reductions and other environmental benefits will be slow to develop (or not develop at all), the existing default by PA1 on its loan secured by the Kreider 1 system, the possibility that competitors will develop more comprehensive and/or less expensive environmental solution, delays in market awareness of Bion and our Systems, uncertainties and costs related to research and development efforts to update and improve Bion’s technologies and applications thereof, and/or delays and/or costs exceeding expectations relating to Bion's development of the Initial Project, JVs and/or Projects and failure of marketing strategies, each of which could have both immediate and long term material adverse effects by placing us behind our competitors and requiring expenditures of our limited resources.

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

During the 2016 to 2021 fiscal years, the Company focused a large portion of its activities on developing, testing and demonstrating the 3rd generation of its technology and technology platform (“3G Tech”) with emphasis on increasing the efficiency of production of valuable co-products from the waste treatment process, including ammonia nitrogen in the form of organic ammonium bicarbonate products. The Company’s initial ammonium bicarbonate liquid product completed its Organic Materials Review Institute (“OMRI”) application and review process with approval during May 2020. An application for our first solid ammonium bicarbonate product – AD Nitrogen – has been filed and is in what may be an extended review process due to the novel nature of our 3G Tech in the context of organic certifications (see discussion at “Organic Fertilizer products” at Item below).

Bion is now focused primarily on: i) development/construction of its initial commercial-scale 3G Tech installation, ii) developing applications and markets for its organic fertilizer products and its sustainable (conventional and organic) animal protein products, and iii) initiation and development of joint ventures (“JVs”) (and related projects) based on the augmented capabilities of our 3G Tech, while (iv) continuing to pursue development opportunities related to large retrofit projects (such as the Kreider poultry project JV) and ongoing R&D activities. These matters are discussed in more detail in Item 1 of our Form 10-K for the year ended June 30, 2021 and in the Notes to the Financial Statements included herein.

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

During the 2021 fiscal year, Bion completed a series of core optimization trials of its 3G Tech platform that were required to move forward with its initial commercial scale 3G Tech project (“Initial Project”). During late September 2021, Bion entered into a lease for the Initial Project will be located on approximately four (4) acres of leased land near Fair Oaks, Indiana and executed an additional related agreement regarding disposal of certain manure effluent have been agreed upon with the Curtis Creek Dairy unit of Fair Oaks Farms (“FOF”). Design and pre-development work commenced during August 2021 and preliminary surveying, site engineering and other work is now underway along with site-specific engineering and design work. The Initial Project will be an environmentally sustainable beef cattle feeding facility, equipped with state-of-the-art housing and Bion’s 3G-Tech platform to provide waste treatment and resource recovery. Bion has designed the project to house and feed approximately 300 head of beef cattle. The facility will include Bion’s 3G Tech platform including: i) covered barns with solar photovoltaic generation, ii) anaerobic digestion for renewable energy recovery; iii) livestock waste treatment and resource recovery technology; iv) Bion’s ammonium bicarbonate recovery and crystallization technology and iv) data collection software to document system efficiencies and environmental benefits (with the Bion 3G Tech facilities capable of treating the waste from approximately 1,500 head). The facility will be large enough to demonstrate engineering capabilities of Bion’s 3G Tech at commercial scale, but small enough that it can be constructed and commissioned quickly, with operations targeted to commence sometime during the Spring of 2022.

The Initial Project is not being developed at economic commercial scale or with an expectation of profitability due to its limited scale. However, successful installation, commissioning, and operations will demonstrate scalability, determine operating parameters at scale, and provide ongoing production and engineering capabilities, all being critical steps that must be accomplished before developing large projects with JV partners. Specifically, the Initial Project is being developed to provide and/or accomplish the following:

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

Additionally, the Company believes there will also be opportunities to proceed with selected ‘retrofit projects’ of existing facilities (see ‘3G TECH KREIDER 2 POULTRY PROJECT’ below as an example).

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

During 2018 the Company had its first patent issued on its 3G Tech and has continued its work to expand its patent coverage for our 3G Tech. During October 2020, the Company the Company’s third 3G patent, which patent significantly expands the breadth and depth of the Company’s 3G Tech coverage. The Company has filed and anticipates filing additional patent applications (and/or continuations of existing patents) related to its technology developments during the next 12 months. The 3G Tech platform has been designed to maximize the value of co-products produced during the waste treatment/recovery processes, including pipeline-quality renewable natural gas and organic commercial fertilizer products. All processes will be verifiable by third-parties (including regulatory authorities, certifying boards and consumers) to comply with environmental regulations and trading programs and meet the requirements for: a) renewable energy credits, b) organic certification of the fertilizer coproducts and c) the USDA PVP ‘Environmentally Sustainable’ branding program Bion anticipates moving forward with the development process of its initial large scale commercial installations of its 3G technology during the 2022 calendar year.

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

BION’S 3G TECH PLATFORM PROVIDES THE BASIS FOR A JV BUSINESS MODEL WITH FOUR DISTINCT REVENUE STREAMS: 1) pipeline quality renewable natural gas and related carbon and other environmental credits, 2) premium organic fertilizer products, 3) nutrient credits, and 4) premium pricing from USDA PVP-certified ‘Environmentally Sustainable’ branding at the retail level. Carbon and nutrient credit revenues will be supported by third-party verification of the waste treatment processes that simultaneously capture methane and nutrients, while producing renewable energy and fertilizer products from them with relatively limited incremental cost to Bion. The same verified data will also provide the backbone for the USDA PVP-certified sustainable brand, again with limited incremental cost.

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

The Company’s initial ammonium bicarbonate liquid product of our 3G Tech completed its Organic Materials Review Institute (“OMRI”) application and review process with approval during May 2020 when it was deemed non-synthetic (as discussed below). The 3G Tech platform has been designed to produce multiple fertilizer products, including: i) ammonium bicarbonate liquid, ii) ammonium bicarbonate in solid crystal form – AD Nitrogen – and iii) soil amendment products that will contain the remaining nitrogen, phosphorus and other micronutrients captured from the livestock waste stream. Bion believes each product will qualify for organic certification.

.

Bion has developed solid ammonium bicarbonate products containing 14-28 percent nitrogen in a crystalline form that is easily transported, is water soluble and provides a readily available nitrogen source for crops. The products will contain virtually none of the other salt, iron and mineral constituents of the livestock waste stream that often accompany other organic fertilizers. Ammonium bicarbonate (manufactured using chemical processes) has a long history of use as a fertilizer. This product, produced without the use of synthetic processes and/or additives) is being developed to fertilizer industry standards so that it that can be precision-applied to crops using existing equipment. Bion believes that this product will potentially have broad applications in the production of organic grains for livestock feed, row crops, horticulture, greenhouse and hydroponic production, and potentially retail lawn and garden products. The Company has filed an OMRI application for the initial version of its crystal product which is presently in the review process ( which may take an extended period of time due the novel nature of Bion’s 3G Tech platform in the context of organic certification). The Company anticipates filing additional applications in subsequent periods.

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

The Company believes that organic approvals for its products will: a) provide access to substantially higher value markets compared to synthetic nitrogen products, and/or b) allow its products to be utilized in growing of organic feed grains to be consumed by livestock raised in JVs which will be sold as organic. Based on preliminary market surveys to date, we believe that existing competing organic fertilizer products in both liquid and granular form are being sold presently at price points significantly greater than Bion’s projected cost and projected pricing. We also believe that livestock products from animals raised with feed grains grown using Bion organic ammonium bicarbonate fertilizer products (and that otherwise qualify) will receive organic approvals. It is anticipated that the Company will continue to seek approvals for such products during the balance of the current fiscal year and will commence JVs that undertake initial production and marketing of such products during the 2022 calendar year if such approvals have been received..

3)	Nutrient credits:

Bion believes that nutrient reduction (and other similar) credits and/or other methods of monetizing environmental benefits from the capture and re-purposing of the nutrients (largely nitrogen and phosphorus) from the livestock waste stream, will become available in multiple states over the next several years. The passage in the Pennsylvania (“PA”) Senate of key legislation – SB 575 – in June 2019 that would have established a competitively-bid market for nutrient credits in PA, is indicative of the trends. Despite the fact that the bill was not considered in the House, due to the Covid-19 pandemic (a re-introduced bill will have to be considered again in the current and/or future sessions (currently SB 475 and SB 832 have been introduced and are pending), Bion anticipates that after passage of a similar bill in the future, PA will establish a competitively-bid market for nutrient credits within twelve months after legislative passage and being signed into law by the Governor. See below for discussion of the history and status of matters in PA.

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

KREIDER 1 (HISTORY AND STATUS)

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms (“KF”), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA1”), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project (“Kreider 1 System”). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 System based our 2G Tech (which the Company is no longer implementing). Construction activities commenced during November 2010. The closing/settlement of the Pennvest Loan took place on November 3, 2010. PA1 finished the construction of the Kreider 1 System and entered a period of system ‘operational shakedown’ during May 2011. The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year. During 2011 the PADEP re-certified the nutrient credits for this project. The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider 1 System was ‘placed in service’. As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 System to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has failed to develop significant breadth and depth, which limited liquidity/depth has negatively impacted Bion’s business plans and has resulted in insurmountable challenges to monetizing the nutrient reductions created by PA1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 System which has now been inactive for several years. PA1 had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than 7 years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2021. Due to the failure of the Pennsylvania nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively. During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to zero. This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equals PA1’s contractual obligations related to the Kreider 1 System, including expenses related to decommissioning of the Kreider 1 System.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 commenced discussions and negotiations with Pennvest concerning this matter but Pennvest rejected PA1’s proposal made during the fall of 2014. PA1 made a new proposal to Pennvest during September 2021 which proposal has been rejected by PennvestPA1 provides Pennvest with its financial statements (which include a description of system status) annually. During the 2021 fiscal year, Pennvest’s auditors requested a ‘corrective action plan’ and PA1 informed Pennvest that “… there is no viable corrective action plan for the Pennvest Loan (‘Loan’). The facility funded by the Loan has been shut down for many years (which has been disclosed in the annual financial reports to Pennvest and in public filings by the parent of PA 1) and the technology utilized in the facility is now obsolete. The facility has not been commercially operated for approximately six years and has generated zero income. We recommend that Pennvest take appropriate steps to remove and sell the equipment.” Pennvest responded favorably to the approach of selling the equipment but no actions have yet taken place. The Company anticipates additional communication with Pennvest on this matter during the current year. It is not possible at this date to predict the final outcome of this matter, but the Company believes it is likely that that the equipment will be sold with the proceeds delivered to Pennvest during the 2022 fiscal year. However, the resolution of these matters including the manner and means of such equipment sale has not been agreed upon as of this date. PA1 will evaluate the appropriate manner to resolve/wrap-up its business over the balance of the current fiscal year.

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

SUSTAINABLE/ORGANIC GRAIN-FINISHED BEEF JV OPPORTUNITY

The Company believes that its 3G Tech, in addition to providing superior environmental remediation, creates opportunities for large scale production of: i) verifiably sustainable-branded livestock products and ii) verifiably sustainable organic-branded livestock products that will command premium pricing (in part due to ongoing monitoring and third-party verification of environmental performance which will provide meaningful assurances to both consumers and regulatory agencies). Each of these two distinct market segments (which the Company intends to pursue in parallel) presents a large production/marketing opportunity for Bion. Our 3G Tech platform will also produce revenues from co-products: i) pipeline quality biogas (and related environmental credits) and ii) valuable organic fertilizer products, which can be utilized in the production of organic grains for use as feed for raising organic livestock (some of which may be utilized in the Company’s JV projects) and/or marketed to the growing organic fertilizer market. These matters are discussed in more detail in Item 1 of our Form 10-K for the year ended June 30, 2021 and in the Notes to the Financial Statements included herein.

3G TECH KREIDER 2 POULTRY PROJECT

Bion has done extensive pre-development work related to a waste treatment/renewable energy production facility to treat the waste from KF’s approximately 6+ million chickens (planned to expand to approximately 9-10 million) (and potentially other poultry operations and/or other waste streams) ('Kreider Renewable Energy Facility' or ‘Kreider 2 Project’). On May 5, 2016, the Company executed a stand-alone joint venture agreement with Kreider Farms covering all matters related to development and operation of Kreider 2 system to treat the waste streams from Kreider’s poultry facilities in Bion PA2 LLC (“PA2”). During May 2011 the PADEP certified a smaller version of the Kreider 2 Project (utilizing our 3G Tech) for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model. The Company has been in ongoing discussions with the PADEP regarding the appropriate credit calculation methodology for large-scale technology-based nutrient reduction installations such as the KF2 Project utilizing our 3G Tech platform. Based on these discussions and the size of the Kreider 2 Project, we anticipate that when designs are finalized, the Kreider 2 Project will be re-certified for a far larger number of credits (management’s current estimates are between 2-4 million (or more) nutrient reduction credits for treatment of the waste stream from Kreider’s poultry pursuant to the Company’s subsequent amended application during the current fiscal year pursuant to the amended EPA Chesapeake Bay model and agreements between the EPA and PA. Note that this Project may be expanded in the future to treat wastes from other local and regional CAFOs (poultry and/or dairy---including the Kreider Dairy) and/or additional Kreider poultry expansion (some of which may not qualify for nutrient reduction credits). A review process to clarify certain issues related to credit calculation and verification commenced during 2014 based on Bion’s 2G Tech but was been placed on hold. The Company anticipates if and when PA2 re-commences work on the Kreider 2 Project, it will submit an amended or new application based on our 3G Tech. Site specific design and engineering work for this facility have not commenced, and the Company does not yet have financing in place for the Kreider 2 Project. This opportunity is being pursued through PA2. If there are positive developments related to the market for nutrient reductions in Pennsylvania, of which there is no assurance, the Company intends to pursue development, design and construction of the Kreider 2 Project with a goal of achieving operational status for its initial modules during then following calendar year. The economics (potential revenues and profitability) of the Kreider 2 Project, despite its proposed use of Bion’s 3G Tech for increased recovery of marketable by-products, are based in material part the long-term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up. However, liquidity in the Pennsylvania nutrient credit market has not yet developed significant breadth and depth, which lack of liquidity has negatively impacted Bion’s business plans and will most likely delay PA2’s Kreider 2 Project and other proposed projects in Pennsylvania.

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

THE COVID-19 PANDEMIC HAS FURTHER INCREASED UNCERTAINTIES RE SB 575 AND ALL POLICY INITIATIVES. SEE FURTHER DISCUSSION HEREIN .

The Company believes that Pennsylvania may be ‘ground zero’ in the long-standing clean water battle between agriculture and the further regulation of agriculture relative to nutrient impacts. The ability of Bion and other technology providers to achieve verified reductions from agricultural non-point sources can resolve the current stalemate and enable implementation of constructive solutions that benefit all stakeholders, providing a mechanism that ensures that taxpayer funds will be used to achieve the most beneficial result at the lowest cost, regardless of source. All sources, point and non-point, rural and urban, will be able to compete for tax payer-funded nitrogen reductions in a fair and transparent process; and since payment from the tax and rate payers would now be performance-based, these providers will be held financially accountable.

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

The Company currently anticipates that either a Sustainable/Organic Grain-Fed Beef JV is likely to be its initial full-scale 3G Project (but the Kreider 2 poultry JV in PA remains a possibility). Now that Bion has commenced development of its initial project 3G Tech by leasing land and beginning the site-specific design and permitting processes, we believe it will be possible to commence development of a full-scale 3G Project during the 2022 calendar year, but further delays are possible. It is not possible at this time to firmly predict where the initial JVs and Project will be developed or the order in which Projects will be developed. All potential Projects are in very early discussion and pre-development stages and may never progress to actual development or may be developed after other Projects not yet under active consideration.

Bion also hopes to be able to move forward on multiple JVs/Projects through 2022-2026 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2026) of approximately commencing 3-8 or more JVs/Projects pursuant to joint ventures (or similar agreements). Management hopes to have identified and begun development work related to 3 (or more) Projects over the next 3 years. At the end of the 5-year period, Bion projects that 3-5 or more of these JVs/Projects will be in commercial operation in 3 or more states, and the balance would be in various stages ranging from partial operation to early development stage. It is possible that one or more Projects will be developed in joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East). No JVs/Projects (including Integrated Projects) have been developed to date.

The Company’s audited financial statements for the years ended June 30, 2021 and 2020 were prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $3,451,000 and $4,553,000 during the years ended June 30, 2021 and 2020, respectively. The Report of the Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended June 30, 2021 includes a “going concern” explanatory paragraph which means that there are factors that raise substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses of approximately $664,000 and $498,000 for the three months ended September 30, 2021 and 2020, respectively. At September 30, 2021, the Company had a working capital deficit and a stockholders’ deficit of approximately $7,131,000 and $12,000,000, respectively. Management’s plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

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

Lease Accounting:

The Company will account for any future leases under ASC 842, Leases (“ASC 842”). Accordingly, the Company will determine whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain of not exercising, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company will also determine lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated statements of operations over the lease term.

For leases with a term exceeding 12 months, a lease liability will be recorded on the Company’s consolidated balance sheet at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term. A corresponding right-of-use (“ROU”) asset equal to the initial lease liability will also be recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company will use its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. The Company's incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease.

For the Company’s operating leases, fixed lease payments are will be recognized as lease expense on a straight-line basis over the lease term. For leases with a term of 12 months or less, any fixed lease payments will be recognized on a straight-line basis over the lease term and are not recognized on the Company's consolidated balance sheet as an accounting policy election.

THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2020

Revenue

Total revenues were nil for both the three months ended September 30, 2021 and 2020, respectively.

General and Administrative

Total general and administrative expenses were $491,000 and $303,000 for the three months ended September 30, 2021 and 2020, respectively.

Salaries and related payroll tax expenses were $97,000 and $69,000 for the three months ended September 30, 2021 and 2020, respectively, representing a $28,000 increase due to a consultant being partially paid as an employee and a pay increase for an employee during the three months ended September 30, 2021. Consulting costs were $152,000 and $95,000 for the three months ended September 30, 2021 and 2020, respectively. The increase in consulting costs is the result of hiring a branding and marketing consultant for the Company. Investor relations expenses were $86,000 and $26,000 for the three months ended September 30, 2021 and 2020, respectively, and the increase is due to a new contract with an investor relations firm and increased activity during the three months ended September 30, 2021 due to the resumption of investor conferences. Legal costs were $25,000 and nil for the three months ended September 30, 2021 and 2020, respectively, due to the hiring of a law firm to represent the Company in a lawsuit for the hack and attempt to steal the Company’s domain.

Depreciation

Total depreciation expense was $248 and $207 for the three months ended September 30, 2021 and 2020, respectively.

Research and Development

Total research and development expenses were $62,000 and $91,000 for the three months ended September 30, 2021 and 2020, respectively.

Salaries and related payroll tax expenses were $7,000 and $22,000 for the three months ended September 30, 2021 and 2020, respectively as more salary expense was allocated to administrative expense for the three months ended September 30, 2021. Consulting costs were $32,000 and $50,000 for the three months ended September 30, 2021 and 2020, respectively.  The Company also incurred $21,000 and $3,000 for the three months ended September 30, 2021 and 2020, respectively in legal costs related to patent applications and renewals.

Loss from Operations

As a result of the factors described above, the loss from operations was $553,000 and $394,000 for the three months ended September 30, 2021 and 2020, respectively.

Other (Income) Expense

Other (income) expense was $111,000 and $104,000 for the three months ended September 30, 2021 and 2020, respectively and was all attributable to interest expense for both periods. Interest expense related to convertible notes was $46,000 and $36,000 for the three months ended September 30, 2021 and 2020, respectively and the increase is attributable to higher convertible note balances.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $506 and $515 for the three months ended September 30, 2021 and 2020, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $664,000 and $498,000 for the three months ended September 30, 2021 and 2020, respectively, and the net loss per basic common share was $0.02 for both the three months ended September 30, 2021 and 2020, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements for the three months ended September 30, 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2021 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of September 30, 2021, the Company had cash of approximately $3,962,000. During the three months ended September 30, 2021, net cash used in operating activities was $350,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance, legal, accounting, consulting and investor relations expenses. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

During the three months ended September 30, 2021, the Company invested $7,000 in the purchase of property and equipment, primarily related to project construction in process.

Financing Activities

During the three months ended September 30, 2021, the Company received gross cash proceeds of $105,000 from the exercise of 139,334 warrants into shares of the Company’s common stock and paid approximately $1,000 in cash commissions related to the exercise of warrants.

As of September 30, 2021, the Company has debt obligations consisting of: a) deferred compensation of $528,000 b) convertible notes payable – affiliates of $4,893,000, and c) a loan payable and accrued interest of $9,939,000 (owed solely by PA1).

Plan of Operations and Outlook

As of September 30, 2021, the Company had cash of approximately $3,962,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal years 2021 and 2020, the Company has faced progressively less difficulty in raising equity funding (but substantial equity dilution has gone along with the larger amounts of equity financing during the periods). However, the Company anticipates substantial increases in demands for capital and operating expenditures as it moves toward commercial implementation of its 3G Tech and development of JVs and, therefore, is likely to continue to face, significant cash flow management challenges due to limited capital resources and working capital constraints which have only recently begun to be alleviated. As a result, the Company has faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 4 and 6 to Financial Statements) and members of the Company's senior management have from time to time made loans to the Company. During the year ended June 30, 2018 senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000. As of September 30, 2021, such deferrals totaled approximately $5,422,000 (including accrued interest and deferred compensation converted into convertible obligations and convertible promissory notes but excluding conversions of deferred compensation into the Company's common stock by officers, employees and consultants that have already been completed). The extended constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company's effort to develop its business. The Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again in 2018. The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company’s efforts to develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company is able to continue its recent increased success in its efforts to raise needed funds during the remainder of the current fiscal year (and subsequent periods), of which there is no assurance, management will not need to consider deeper cuts (including additional personnel cuts) and curtailment of ongoing activities including research and development activities.

The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop the Initial Project, JVs, Projects (including Integrated Projects) and CAFO Retrofit waste remediation systems (including the Kreider 2 facility) and to continue to maintain equipment at the Kreider 1 facility (subject to agreements being reached with Pennvest as discussed above). The Company anticipates that it will seek to raise from $10,000,000 to $50,000,000 or more (debt and equity) during the next twelve months. However, as discussed above, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

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

Because the Company is not currently generating significant revenues, the Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop the Initial Project and subsequent Projects.

The Company’s first commercial activity in the Retrofit segment was represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system. Construction activities commenced during November 2010. The closing/settlement of the Pennvest Loan took place on November 3, 2010. PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011. The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year. During 2011 the PADEP re-certified the nutrient credits for this project. The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'. As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth, which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system. PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than 7 years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2021. Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively. During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to zero. This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 commenced discussions and negotiations with Pennvest concerning this matter but Pennvest rejected PA1’s proposal made during the fall of 2014. PA1 made a new proposal to Pennvest during September 2021 which proposal has been rejected by PennvestPA1 provides Pennvest with its financial statements (which include a description of system status) annually. During the 2021 fiscal year, Pennvest’s auditors requested a ‘corrective action plan’ and PA1 informed Pennvest that “… there is no viable corrective action plan for the Pennvest Loan (‘Loan’). The facility funded by the Loan has been shut down for many years (which has been disclosed in the annual financial reports to Pennvest and in public filings by the parent of PA 1) and the technology utilized in the facility is now obsolete. The facility has not been commercially operated for approximately six years and has generated zero income. We recommend that Pennvest take appropriate steps to remove and sell the equipment.” Pennvest responded favorably to the approach of selling the equipment but no actions have yet taken place. The Company anticipates additional communication with Pennvest on this matter during the current year. It is not possible at this date to predict the final outcome of this matter, but the Company believes it is likely that that the equipment will be sold with the proceeds delivered to Pennvest during the 2022 fiscal year. However, the resolution of these matters including the manner and means of such equipment sale has not been agreed upon as of this date. PA1 will evaluate the appropriate manner to resolve/wrap-up its business over the balance of the current fiscal year.

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

As indicated above, the Company anticipates that it will seek to raise from $10,000,000 to $50,000,000 or more (from debt, equity, joint venture, strategic partnering, etc.) during the next twelve months, some of which may be in the context of joint ventures for the development of one or more large scale projects. We reiterate that there is no assurance, especially in the extremely unsettled capital markets that presently exist for companies such as Bion, that the Company will be able to obtain the funds that it needs to stay in business, finance its Projects and other activities, continue its technology development and/or to successfully develop its business.

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

CONTRACTUAL OBLIGATIONS

We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system. Construction activities commenced during November 2010. The closing/settlement of the Pennvest Loan took place on November 3, 2010. PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011. The Kreider 1System reached full, stabilized operation by the end of the 2012 fiscal year. During 2011 the PADEP re-certified the nutrient credits for this project. The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'. As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth, which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system. PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than 7 years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2021. Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively. During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to zero. This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 commenced discussions and negotiations with Pennvest concerning this matter but Pennvest rejected PA1’s proposal made during the fall of 2014. PA1 made a new proposal to Pennvest during September 2021 which proposal has been rejected by PennvestPA1 provides Pennvest with its financial statements (which include a description of system status) annually. During the 2021 fiscal year, Pennvest’s auditors requested a ‘corrective action plan’ and PA1 informed Pennvest that “… there is no viable corrective action plan for the Pennvest Loan (‘Loan’). The facility funded by the Loan has been shut down for many years (which has been disclosed in the annual financial reports to Pennvest and in public filings by the parent of PA 1) and the technology utilized in the facility is now obsolete. The facility has not been commercially operated for approximately six years and has generated zero income. We recommend that Pennvest take appropriate steps to remove and sell the equipment.” Pennvest responded favorably to the approach of selling the equipment but no actions have yet taken place. The Company anticipates additional communication with Pennvest on this matter during the current year. It is not possible at this date to predict the final outcome of this matter, but the Company believes it is likely that that the equipment will be sold with the proceeds delivered to Pennvest during the 2022 fiscal year. However, the resolution of these matters including the manner and means of such equipment sale has not been agreed upon as of this date. PA1 will evaluate the appropriate manner to resolve/wrap-up its business over the balance of the current fiscal year.

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

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and has concluded that, as of that date, our disclosure controls and procedures were not effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act, as a result of the material weakness in internal control over financial reporting discussed in Item 9(A) of our Form 10-K for the year ended June 30, 2021.

(b) Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is currently involved in no litigation matters except:

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

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 commenced discussions and negotiations with Pennvest concerning this matter but Pennvest rejected PA1’s proposal made during the fall of 2014. PA1 made a new proposal to Pennvest during September 2021 which proposal has been rejected by PennvestPA1 provides Pennvest with its financial statements (which include a description of system status) annually. During the 2021 fiscal year, Pennvest’s auditors requested a ‘corrective action plan’ and PA1 informed Pennvest that “… there is no viable corrective action plan for the Pennvest Loan (‘Loan’). The facility funded by the Loan has been shut down for many years (which has been disclosed in the annual financial reports to Pennvest and in public filings by the parent of PA 1) and the technology utilized in the facility is now obsolete. The facility has not been commercially operated for approximately six years and has generated zero income. We recommend that Pennvest take appropriate steps to remove and sell the equipment.” Pennvest responded favorably to the approach of selling the equipment but no actions have yet taken place. The Company anticipates additional communication with Pennvest on this matter during the current year. It is not possible at this date to predict the final outcome of this matter, but the Company believes it is likely that that the equipment will be sold with the proceeds delivered to Pennvest during the 2022 fiscal year. However, the resolution of these matters including the manner and means of such equipment sale has not been agreed upon as of this date. PA1 will evaluate the appropriate manner to resolve/wrap-up its business over the balance of the current fiscal year.

The Company currently is not involved in any other material litigation.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2021, the Company sold the following restricted securities: a) 10,253 shares issued pursuant to our 2006 Consolidated Incentive Plan (“Plan”) upon the conversion of debt and b) 139,334 warrants were exercised @ $0.75/warrant and the Company received gross proceeds of $104,500. In addition, the Company issued 10,000 shares as commission..  In all of these transactions the Company relied on the exemptions in Section 4(2) of the Securities Act of 1933, as amended, and/or under Rule 506 of Regulation D under the Securities Act of 1933, as amended. See Notes to Financial Statements (included herein) for additional details.

The proceeds were utilized for general corporate purposes.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

31.2	Certification of Executive Chairman, President and CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

32.2	Certification of Executive Chairman, President and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

101	Inline interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Balance Sheets, (ii) the Unaudited Statements of Operations, (iii) the Unaudited Consolidated Statements of Changes in Stockholder’s Equity (Deficit), (iv) Unaudited of Cash Flows and (v) the Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: November 10, 2021	By:	/s/ Mark A. Smith
Mark A. Smith, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 10, 2021	By:	/s/ Dominic Bassani
Dominic Bassani, Chief Executive Officer

