Form 10-Q
period 2021-12-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2022-02-14
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On February 1, 2022, there were 43,733,820 Common Shares issued and 43,209,511 Common Shares outstanding.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2021	2021
	(unaudited)

ASSETS

Current assets:
Cash	$4,948,282	$4,216,321
Prepaid expenses	46,723	124,049
Deposits	1,000	1,000

Total current assets	4,996,005	4,341,370

Operating lease use- of- asset	171,835	—
Property and equipment, net (Note 3)	146,895	541

Total assets	$5,314,735	$4,341,911

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$513,070	$570,050
Series B Redeemable Convertible Preferred stock, $0.01 par value,50,000 shares authorized; 0 and 200 shares issued and outstanding, liquidation preference of $0 and $40,000, respectively (Note 7)	—	37,400
Deferred compensation (Note 4)	477,374	479,208
Loan payable and accrued interest (Note 5)	—	9,868,495

Total current liabilities	990,444	10,955,153

Operating lease liability	122,605	—
Convertible notes payable - affiliates (Note 6)	5,075,586	4,793,097

Total liabilities	6,188,635	15,748,250

Deficit:
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 50,000 shares authorized, no shares issued and outstanding	—	—
Series C Convertible Preferred stock, $0.01 par value, 60,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 43,733,820 and 41,315,986 shares issued, respectively; 43,029,511 and 40,611,677 shares outstanding, respectively	—	—
Additional paid-in capital	123,150,676	121,399,067
Subscription receivable - affiliates (Note 8)	(504,650)	(504,650)
Accumulated deficit	(123,558,048)	(132,339,873)

Total Bion's stockholders’ deficit	(912,022)	(11,445,456)

Noncontrolling interest	38,122	39,117

Total deficit	(873,900)	(11,406,339)

Total liabilities and deficit	$5,314,735	$4,341,911

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020
(UNAUDITED)

	Three months ended December 31,		Six months ended December 31,
	2021	2020	2021	2020

Revenue	$—	$—	$—	$—

Operating expenses:
General and administrative (including stock-based compensation (Note 7))	617,963	291,682	1,109,096	594,559
Depreciation	332	207	580	414
Research and development (including stock-based compensation (Note 7))	54,404	155,385	116,213	246,373

Total operating expenses	672,699	447,274	1,225,889	841,346

Loss from operations	(672,699)	(447,274)	(1,225,889)	(841,346)

Other (income) expense:
Interest income	(1,269)	(47)	(2,763)	(126)
Interest expense	118,365	303,218	230,545	407,637
Gain on legal dissolution of subsidiary	(10,234,501)	—	(10,234,501)	—

Total other expense	(10,117,405)	303,171	(10,006,719)	407,511

Net income (loss)	9,444,706	(750,445)	8,780,830	(1,248,857)

Net loss attributable to the noncontrolling interest	489	524	995	1,039

Net income (loss) applicable to Bion's common stockholders	$9,445,195	$(749,921)	$8,781,825	$(1,247,818)

Net income (loss) applicable to Bion's common stockholders per basic and diluted common share	$0.23	$(0.02)	$0.21	$(0.04)

Weighted-average number of common shares outstanding:
Basic and diluted	41,088,992	31,187,645	40,904,342	30,990,639

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(UNAUDITED)

Six months ended December 31, 2021

	Bion's Shareholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional	Subscription Receivables	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	for Shares	deficit	interest	equity/(deficit)

Balance at July 1, 2020	—	$—	—	$—	31,409,005	$—	114,266,683	$(504,650)	$(128,891,893)	$41,902	$(15,087,958)
Sale of units	—	—	—	—	720,000	—	360,000	—	—	—	360,000
Commissions on sale of units	—	—	—	—	—	—	(31,000)	—	—	—	(31,000)
Modification of options	—	—	—	—	—	—	8,775	—	—	—	8,775
Modification of warrants	—	—	—	—	—	—	188,890	—	—	—	188,890
Issuance of warrants	—	—	—	—	—	—	2,500	—	—	—	2,500
Conversion of debt and liabilities	—	—	—	—	141,589	—	70,794	—	—	—	70,794
Net loss	—	—	—	—	—	—	—	—	(1,247,818)	(1,039)	(1,248,857)
Balance at December 31, 2020	—	$—	—	$—	32,270,594	$—	$114,866,642	$(504,650)	$(130,139,711)	$40,863	$(15,736,856)

Six months ended December 31, 2021

	Bion's Shareholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in	Subscription Receivables	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	for Shares	deficit	interest	equity/(deficit)
Balance at July 1, 2021	—	$—	—	$—	41,315,986	$—	$121,399,067	$(504,650)	$(132,339,873)	$39,117	$(11,406,339)
Warrants exercised for common shares	—	—	—	—	2,315,550	—	1,736,662	—	—	—	1,736,662
Commissions on warrant exercises	—	—	—	—	66,860	—	(18,601)	—	—	—	(18,601)
Conversion of debt and liabilities	—	—	—	—	35,424	—	17,711	—	—	—	17,711
Modification of warrants	—	—	—	—	—	—	8,337	—	—	—	8,337
Issuance of warrants	—	—	—	—	—	—	7,500	—	—	—	7,500
Net income (loss)	—	—	—	—	—	—	—	—	8,781,825	(995)	8,780,830
Balance at December 31, 2021	—	$—	—	$—	43,733,820	$—	$123,150,676	$(504,650)	$(123,558,048)	$38,122	$(873,900)

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(UNAUDITED)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$8,780,830	$(1,248,857)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on legal dissolution of subsidiary	(10,234,501)	—
Depreciation expense	580	414
Accrued interest on loans payable, deferred compensation and other	248,409	425,499
Stock-based compensation	13,125	36,781
Decrease in prepaid expenses	77,326	3,615
Decrease in operating lease assets and liabilities	(49,230)	—
Increase in accounts payable and accrued expenses	130,628	8,162
Increase in deferred compensation	179,867	245,742

Net cash used in operating activities	(852,966)	(528,644)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(92,134)	—

Net cash used in investing activities	(92,134)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	1,736,662	—
Commissions on exercise of warrants	(18,601)	—
Redemption of Preferred Series B shares and interest	(41,000)
Proceeds from sale of units	—	360,000
Commissions on sale of units	—	(31,000)

Net cash provided by financing activities	1,677,061	329,000

Net decrease in cash	731,961	(199,644)

Cash at beginning of period	4,216,321	560,828

Cash at end of period	$4,948,282	$361,184

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$28

Non-cash investing and financing transactions:
Conversion of debt and liabilities into common units	$17,711	$70,794
Shares issued for warrant exercise commissions	$50,145	$—
Conversion of deferred compensation to note payable	$190,000	$—
Purchase of property and equipment for accounts payable	$54,800	$—

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

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

From 2016 to 2021 fiscal years, the Company has focused a large portion of its activities on developing, testing and demonstrating the 3rd generation of its technology and technology platform (“3G Tech”) with emphasis on increasing the efficiency of production of valuable co-products from the waste treatment process, including ammonia nitrogen in the form of organic ammonium bicarbonate products. The Company’s initial ammonium bicarbonate liquid product completed its Organic Materials Review Institute (“OMRI”) application and review process with approval during May 2020. An application for our first solid ammonium bicarbonate product – AD Nitrogen – has been filed and is in the review process (which is likely to require an extended period of time and multiple procedural steps due to the novel nature of Bion’s 3G Tech in the context of organic certifications) See “Organic Fertilizer Listing/Certification Process” below.

Bion is now focused primarily on: i) development/construction of its initial commercial-scale 3G Tech installation (see below and Note 10, “Subsequent Events”), ii) developing applications and markets for its organic fertilizer products and its sustainable (conventional and organic) animal protein products, and iii) initiation and development of joint ventures (“JVs” as discussed below) (and related projects) based on the augmented capabilities of our 3G Tech, while (iv) continuing to pursue development opportunities related to large retrofit projects (such as the Kreider poultry project JV described below) and ongoing R&D activities.

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

The Company believes that its 3G Tech, in addition to providing superior environmental remediation, creates opportunities for large scale production of i) verifiably sustainable-branded livestock products and ii) verifiably sustainable organic-branded livestock products, both of which will command premium pricing (in part due to ongoing monitoring and third-party verification of environmental performance which will provide meaningful assurances to both consumers and regulatory agencies). Each of these two distinct market segments (which the Company intends to pursue in parallel) presents a large production/marketing opportunity for Bion. Our 3G Tech will also produce (as co-products) biogas and valuable organic fertilizer products, which can be utilized in the production of organic grains for use as feed for raising organic livestock (some of which may be utilized in the Company’s JV projects) and/or marketed to the growing organic fertilizer market.

During late September 2021, Bion entered into a lease for the development site of its initial commercial scale 3G Tech project in September 2021(“Initial Project”), which Initial Project will be located on approximately four (4) acres of leased land near Fair Oaks, Indiana, and a related agreement regarding disposal of certain manure effluent with the Curtis Creek Dairy unit of Fair Oaks Farms (“FOF”). Design and pre-development work commenced during August 2021 and preliminary surveying, site engineering and other work is now underway along with site-specific engineering and design work. The Initial Project will be an environmentally sustainable beef cattle feeding facility, equipped with state-of-the-art housing and Bion’s 3G-Tech platform to provide waste treatment and resource recovery. Bion has designed the project to house and feed approximately 300 head of beef cattle. The facility will include Bion’s 3G Tech platform including: i) covered barns (possibly including roof top solar photovoltaic generation), ii) anaerobic digestion for renewable energy recovery, iii) livestock waste treatment and resource recovery technology, iv) Bion’s ammonium bicarbonate recovery and crystallization technology and iv) data collection software to document system efficiencies and environmental benefits (with the Bion 3G Tech facilities capable of treating the waste from approximately 1,500 head). The facility will be large enough to demonstrate engineering capabilities of Bion’s 3G Tech at commercial scale, but small enough that it can be constructed and commissioned relatively quickly, with operations targeted to commence sometime late in 2022. 3G1 has been moving forward with the development process of the Initial Project. See Note 10 “Subsequent Events” for activities since the start of the 2022 calendar year.

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

Upon achieving optimized and steady-state operations at the Initial Project (and especially of the core modules of our 3G Tech platform), coupled with obtaining organic certifications(s) ( OMRI listing and/or other organic listings/certifications) for its AD Nitrogen product, Bion expects to be ready to move forward with its plans for development of much larger facilities. The Company anticipates that discussions and negotiations regarding potential JVs with strategic partners in the financial, livestock and food distribution industries to develop large scale projects will commence during the construction of the Initial Project with the goal of establishing JV’s for large scale projects that will produce sustainable and/or sustainable-organic corn-fed beef during 2023. These products will be supported by a USDA PVP-certified sustainable brand that will, initially, highlight reductions in carbon and nutrient footprint, as well as pathogen reductions associated with foodborne illness and antibiotic resistance, along with the organic designation where appropriate. Bion has successfully navigated the USDA PVP application process previously, having received conditional approval of its 2G Tech platform (pending resubmission and final site audits), and is confident it will be successful in qualifying its 3G Tech platform.

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

Advocacy groups targeting livestock and the beef industry have recently been joined by competitors that produce animal protein alternatives in seeking to exploit the industry’s environmental and economic weaknesses. Their global anti-meat messaging has had a substantial chilling effect on the relationships the beef industry has with its institutional investors; retail distributors, such as fast-food restaurants; and mostly, its consumers. Led by the United Nations Food and Agriculture Organization, a coordinated anti-meat messaging campaign has targeted consumers worldwide, primarily focused on the industry’s impacts on climate change. Meat alternatives, especially plant-based protein producers like Beyond Meat and Impossible Foods, are being heavily promoted by themselves and the media, and have enjoyed steady sales growth. A 2018 NielsenIQ Homescan survey last year found that 39% of Americans are actively trying to eat more plant-based foods. Some of the recent growth in plant-based proteins results from increasing lactose intolerance and other health concerns; however, most of that growth is attributed to consumers’ growing concerns for the environmental impacts of real meat and dairy. Several large US companies that have traditionally focused on livestock production, including Cargill, ADM, Perdue Foods, and Tyson, have recently entered the plant protein space. In terms of changing customer preferences, ‘saving the planet’ has proven to be a more compelling argument than the traditional animal activism/ welfare pitch. To date, the only ‘industry response’ to this has been grass-fed beef, which is regarded as a generally more sustainable offering than grain-fed (largely without empirical evidence). However grass-fed beef has had only limited acceptance in U.S. markets, because it is less flavorful and tougher than the traditional corn-fed beef consumers have grown to enjoy.

It should be noted that these plant-based protein producers are primarily expected to be able to serve the ground/ processed meat market, which represents approximately 10 percent of the overall animal protein market. Further, there has recently been pushback to these plant-based products, focusing on their highly processed nature and unproven health benefits, scalability/ pricing, and their uncertain carbon footprint. There have also been several companies recently enter the cellular and 3D-printed meat arena. While facing myriad challenges and further out on the development timeline, some people believe cellular agriculture (aka cultured, clean, lab-grown, cultivated) meat may have the potential to service a much larger percentage of the market than plant-based protein, including cuts like steaks, chops and roasts, but the likely cost remains very uncertain at this point.

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

Recently there have been efforts to establish sustainable brands (including USDA PVP certification) for a number of small scale livestock producers (largely in the grass fed beef category). The reach and extent of such efforts is limited to date and it is difficult to determine their effectiveness. Additionally, there have been public announcements of initiatives related to beef sustainability (largely focused on the ’cow-calf’ segment of the livestock chain) in procurement by major beef processing companies, but a closer look finds that most consist largely of ‘green washing’ public proclamations in the wake of environmental and social criticism that re-package prior initiatives and lack any significant new substance.

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

Today, organic beef demand is limited and mostly supplied with grass-fed cattle. While organic ground/ chopped meat has enjoyed success in U.S. markets, grass-fed steaks have seen limited acceptance, mostly resulting from consumer issues with taste and texture. Stated directly, it’s tough. Regardless, such steaks sell for a significant premium over conventional beef. A grain-finished organic beef product is largely unavailable in the marketplace today due to the higher costs of producing organic corn and grain. The exception is offerings that are very expensive from small ‘boutique’ beef producers. Like all plants, corn requires nitrogen to grow. Corn is especially sensitive to a late-season application of readily available nitrogen – the key to maximizing yields. With non-organic field corn, this nitrogen is supplied by an application of a low-cost synthetic fertilizer, such as urea or anhydrous ammonia. However, the cost for suitable nitrogen fertilizer that can be applied late-season in organic corn production is so high that the late-season application becomes uneconomical, resulting in substantially lower yields – a widely recognized phenomena known as the ‘yield gap’ in organic production. The yield gap results in higher costs for organic corn that, in turn, make it uneconomical to feed that corn to livestock. As is the case for sustainable but not organic beef, Bion believes there is a potentially large unmet demand for affordable beef products that are both sustainable AND organic, but with the taste and texture consumers have come to expect from American beef. Bion’s ability to produce the low-cost nitrogen fertilizer that can close the organic yield (and affordability) gap will put the Company in a unique, if not exclusive at this time, position to participate in JV’s that will benefit from this opportunity starting next year.

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

Organic Fertilizer Listing/Certification Process

The Company has focused a large portion of its activities on developing, testing and demonstrating the 3rd generation of its technology and technology platform (“3G Tech”) with emphasis on increasing the efficiency of production of valuable co-products from the waste treatment process, including ammonia nitrogen in the form of organically listed ammonium bicarbonate products. The Company’s initial ammonium bicarbonate liquid product completed its Organic Materials Review Institute (“OMRI”) application and review process with approval during May 2020.

An application for our first solid ammonium bicarbonate product – AD Nitrogen – was filed during May 2021 and is currently actively proceeding through OMRI’s multi-stage review process ---which process has taken an extended period of time and multiple procedural steps due to the novel nature of Bion’s 3G Tech in the context of organic listings/certifications. OMRI’s Review Panel ‘…. voted to temporarily assign it to “Unresolved” status. This means that OMRI does not currently have the clarity necessary to decide whether the product meets OMRI standards which are based on the USDA National Organic Program regulations (NOP).’ Subsequently the application has gone through ‘Rebuttal’ (OMRI Review Panel) and ‘Appeal’ (Appeals Review Committee) stages which affirmed the “Unresolved” status. The Company has been informed that ‘…the product will remain Unresolved until July 22, 2022 or until resolution is reached by OMRI though consultation with the OMRI Advisory Council.’ The application is now beginning review by OMRI’s Advisory Council. The Company’s product is novel in part due to the fact that OMRI does not have a listing category for a solid form of concentrated and soluble nitrogen fertilizers and there is no clear guidance at present from OMRI internal policy on how to categorize this product and the process that produced it. There is also no clear guidance at present from either the NOP or the National Organic Standards Board (“NOSB”) (which is currently involved in a related review and recommendations process regarding ‘high nitrogen liquid fertilizers’ derived from ammonia from manure). The Company and its representatives are involved in discussions regarding resolution of these matters at all three levels. The Company anticipates positive resolution of this manner well prior to operational dates for the Company’s initial large scale JV 3G projects.

 3 Tech Kreider 2 Poultry Project

Bion has done extensive pre-development work related to a waste treatment/renewable energy production facility to treat the waste from KF’s approximately 6+ million chickens (planned to expand to approximately 9-10 million) (and potentially other poultry operations and/or other waste streams) ('Kreider Renewable Energy Facility' or ‘Kreider 2 Project’). On May 5, 2016, the Company executed a stand-alone joint venture agreement with Kreider Farms covering all matters related to development and operation of Kreider 2 system to treat the waste streams from Kreider’s poultry facilities in Bion PA2 LLC (“PA2”). During May 2011 the PADEP certified a smaller version of the Kreider 2 Project (utilizing our 3G Tech) for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model. The Company has been in ongoing discussions with the PADEP regarding the appropriate credit calculation methodology for large-scale technology-based nutrient reduction installations such as the KF2 Project utilizing our 3G Tech platform. Based on these discussions and the size of the Kreider 2 Project, we anticipate that if and when designs are finalized, the Kreider 2 Project will be re-certified for a far larger number of credits (management’s current estimates are between 2-4 million (or more) nutrient reduction credits for treatment of the waste stream from Kreider’s poultry pursuant to the amended EPA Chesapeake Bay model and agreements between the EPA and PA. Note that this Project may also be expanded in the future to treat wastes from other local and regional CAFOs (poultry and/or dairy---including the Kreider Dairy) and/or additional Kreider poultry expansion (some of which may not qualify for nutrient reduction credits). A review process to clarify certain issues related to credit calculation and verification commenced during 2014 based on Bion’s 2G Tech but was been placed on hold. The Company anticipates if and when PA2 re-commences work on the Kreider 2 Project, it will submit a new application based on our 3G Tech. Site specific design and engineering work for this facility have not commenced, and the Company does not yet have financing in place for the Kreider 2 Project. This opportunity is being pursued through PA2. If there are positive developments related to the market for nutrient reductions in Pennsylvania, of which there is no assurance, the Company intends to pursue development, design and construction of the Kreider 2 Project with a goal of achieving operational status for its initial modules during the following calendar year. The economics (potential revenues and profitability) of the Kreider 2 Project, despite its proposed use of Bion’s 3G Tech for increased recovery of marketable by-products, are based in material part the long-term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up. However, liquidity in the Pennsylvania nutrient credit market has not yet developed significant breadth and depth, which lack of liquidity has negatively impacted Bion’s business plans and will most likely delay PA2’s Kreider 2 Project and other proposed projects in Pennsylvania.

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

Technology Deployment: Bion 3G Tech

Widespread deployment of waste treatment technology, and the sustainability it enables, is largely dependent upon generating sufficient additional revenues to offset the capital and operating costs associated with technology adoption. Bion’s 3G Tech has been developed to create opportunities for such augmented revenue streams, while providing third party verification of sustainability claims. The 3G Tech platform has been designed to maximize the value of co-products produced during the waste treatment/recovery processes, including pipeline-quality renewable natural gas (biogas) and commercial fertilizer products approved for organic production. All processes will be verifiable by third parties (including regulatory authorities and certifying boards) to comply with environmental regulations and trading programs and meet the requirements for: a) renewable energy and carbon credits, b) organic certification of the fertilizer coproducts (see below and Note 10, “Subsequent Events”). and c) USDA PVP certification of an ‘Environmentally Sustainable’ brand (see discussion below), and d) payment for verified ecosystem services. The Company’s first patent on its 3G Tech was issued during 2018. In August 2020, the Company received a Notice of Allowance on its third patent which significantly expands the breadth and depth of the Company’s 3G Tech coverage, and the Company has additional applications pending and/or planned.

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

The livestock industry and its markets are already changing; with a commercial-ready technology and business model, Bion believes it has a ‘first-mover advantage’ over others that will seek to exploit the opportunities that will arise from the industry’s inevitable transformation. Bion anticipates moving forward with the development process of its initial commercial installations utilizing its 3G Tech, during the current 2023 fiscal year. We believe that Bion’s 3G Tech platform and business model can provide a pathway to true economic and environmental sustainability with ‘win-win’ benefits for at least a premium sector of the livestock industry, the environment, and the consumer, an opportunity which the Company intends to pursue.

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

Going concern and management’s plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $3,451,000 and $4,553,000 during the years ended June 30, 2021 and 2020, respectively, and a net income of approximately $8,781,000 during the six months ended December 31, 2021. The net income for the six months is due to a one-time, non-cash event of the dissolution of PA-1 and a gain of approximately $10,235,000. There was an operating loss of approximately $1,226,000 for the six months ended December 31, 2021. At December 31, 2021, the Company has working capital and a stockholders’ deficit of approximately $4,006,000 and $912,000, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management’s plans with regard to these conditions.

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

During the six months ended December 31, 2021, the Company received total proceeds of approximately $1,737,000 from the sale of its equity securities and paid approximately $18,600 in cash commissions.

During fiscal years 2021 and 2020, the Company has faced progressively less difficulty in raising equity funding (but substantial equity dilution has gone along with the larger amounts of equity financing during the periods) than was experienced in the prior 3 years. Note, however, that during the first six months of the current fiscal year, the Company raised equity funds at a rate less than the average rate during fiscal year 2021. The Company anticipates substantial increases in demands for capital and operating expenditures as it moves toward commercial implementation of its 3G Tech and development of JVs and, therefore, is likely to continue to face, significant cash flow management challenges due to limited capital resources and working capital constraints which have only recently begun to be alleviated. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees and consultants have been deferring (and continue to defer) part of their cash compensation and/or are accepting compensation in the form of securities of the Company and/or converting portions of their compensation and deferred compensation to securities of the Company (Notes 5 and 7) and members of the Company’s senior management have made loans to the Company from time to time. During the year ended June 30, 2018, senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000. Additionally, the Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again during the year ended June 30, 2018. The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company’s efforts to develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company is able to continue its recent success in its efforts to raise needed funds during the remainder of the current fiscal year (and subsequent periods), of which there is no assurance, management will not need to consider deeper cuts (including additional personnel cuts) and curtailment of ongoing activities including research and development activities.

The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects (including the Initial Project, JV Projects, Integrated Projects and the Kreider 2 facility) and CAFO Retrofit waste remediation systems. The Company anticipates that it will seek to raise from $10,000,000 to $50,000,000 or more debt and/or equity through joint ventures, strategic partnerships and/or sale of its equity securities (common, preferred and/or hybrid) and/or debt (including convertible) securities, and/or through use of ‘rights’ and/or warrants (new and/or existing) and or through other means during the next twelve months. However, as discussed above, there is no assurance, especially in light of the difficulties the Company has experienced in many recent years and the extremely unsettled capital markets that presently exist for small companies like us), that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business and Projects.

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

Covid-19 pandemic related matters:

The Company faces risks and uncertainties and factors beyond our control that are magnified during the current Covid-19 pandemic and the unique economic, financial, governmental and health-related conditions in which the Company, the country and the entire world now reside. To date the Company has experienced direct impacts in various areas including but without limitation: i) government ordered shutdowns which have slowed the Company’s research and development projects and other initiatives, ii) shifted focus of state and federal governments which is likely to negatively impact the Company’s legislative initiatives in Pennsylvania and Washington D. C., iii) strains and uncertainties in both the equity and debt markets which have made discussion and planning of funding of the Company and its initiatives and projects with investment bankers, banks and potential strategic partners more tenuous, iv) strains and uncertainties in the agricultural sector and markets have made discussion and planning more difficult as future industry conditions are now more difficult to assess and predict, v) constraints due to problems experienced in the global industrial supply chain since the onset of the Covid-19 pandemic, which have delayed certain research and development testing and are likely to delay and/or increase the cost of construction of the Company’s initial 3G Tech installation if equipment remains difficult to acquire in a timely manner, vi) due to the age and health of our core management team, all of whom are age 70 or older and have had one or more existing health issues, the Covid-19 pandemic places the Company at greater risk than was previously the case (to a higher degree than would be the case if the Company had a larger, deeper and/or younger core management team), and vii) there almost certainly will be other unanticipated consequences for the Company as a result of the current pandemic emergency and its aftermath.

2.       SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bion Integrated Projects Group, Inc. (“Projects Group”), Bion Technologies, Inc., BionSoil, Inc., Bion Services, Bion PA2 LLC and Bion 3G-1 LLC; and its 58.9% owned subsidiary, Centerpoint Corporation (“Centerpoint”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Bion PA1 LLC was dissolved on December 29, 2021 (See Note 5). The operating loss are included in the consolidation through December 29, 2021.

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at December 31, 2021, and the results of operations of the Company for the three and six months ended December 31, 2021 and 2020 and the cash flows of the Company for the six months ended December 31, 2021 and 2020. Operating results for the three and six months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the year ending June 30, 2022.

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

Lease Accounting:

The Company accounts for leases under ASC 842, Leases (“ASC 842”). Accordingly, the Company will determine whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain of not exercising, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated statements of operations over the lease term.

For leases with a term exceeding 12 months, a lease liability is recorded on the Company’s consolidated balance sheet at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term. A corresponding right-of-use (“ROU”) asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. The Company's incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease.

Revenue Recognition:

The Company currently does not generate revenue and if and when the Company begins to generate revenue the Company will comply with the provisions of ASC 606 “Revenue from Contracts with Customers”.

Loss per share:

Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share or increase the earnings per share. During the three and six months ended December 31, 2021 and 2020, the basic and diluted loss per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants, options and convertible securities excluded from the calculation of basic loss per share:

	December 31, 2021	December 31, 2020
Warrants	19,726,777	21,270,102
Options	10,471,600	9,511,600
Convertible debt	10,673,722	11,215,175
Convertible preferred stock	—	19,500

The following is a reconciliation of the denominators of the basic and diluted loss per share computations for the three and six months ended December 31, 2021 and 2020:

	Three months ended December 31, 2021	Three months ended December 31, 2020	Six months ended December 31, 2021	Six months ended December 31, 2020
Shares issued – beginning of period	41,475,573	31,575,656	41,315,986	31,409,005
Shares held by subsidiaries (Note 7)	(704,309)	(704,309)	(704,309)	(704,309)
Shares outstanding – beginning of period	40,771,264	30,871,347	40,611,677	30,704,696
Weighted average shares issued during the period	317,728	316,298	292,665	285,943
Diluted weighted average shares – end of period	41,088,992	31,187,645	40,904,342	30,990,639

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

3.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	December 31, 2021	June 30, 2021
Machinery and equipment	$—	$2,222,670
Buildings and structures	—	401,470
Computers and office equipment	11,137	171,485
3G project construction in process	145,439	—
Property and equipment, gross	156,576	2,795,625
Less accumulated depreciation	(9,681)	(2,795,084)
Property and equipment, net	$146,895	$541

Management has reviewed the remaining property and equipment for impairment as of December 31, 2021 and believes that no impairment exists.

Depreciation expense was $332 and $207 for the three months ended December 31, 2021 and 2020, respectively, and $580 and $414 for the six months ended December 31, 2021 and 2020, respectively.

On December 29, 2021 Bion PA1 LLC was dissolved which removed all items which were listed under ‘Machinery and equipment’ and Buildings and structures’ plus almost all of the items which were listed under ‘Computers and office equipment’ at June 30, 2021 resulting in the elimination of almost the entire balance of ‘accumulated depreciation’. See Note 5, “LOANS PAYABLE: Pennvest Loan and Bion PA1 LLC (“PA1”) Dissolution” below.

4.       DEFERRED COMPENSATION:

The Company owes deferred compensation to various employees, former employees and consultants totaling $477,374 and $998,474 as of December 31, 2021 and 2020, respectively. Included in the deferred compensation balances as of December 31, 2021, are $374,015 and nil owed Dominic Bassani (“Bassani”), the Company’s Chief Executive Officer, and Mark A. Smith (“Smith”), the Company’s President, respectively, pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, accrues interest at 4% per annum and can be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month. The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month. The deferred compensation owed Bassani and Smith as of December 31, 2020 was $307,260 and $71,699, respectively. The Company also owes various consultants and an employee, pursuant to various agreements, for deferred compensation of $30,859 and $512,432 as of December 31, 2021 and 2020, respectively, with similar conversion terms as those described above for Bassani and Smith, with the exception that the interest accrues at 3% per annum. The Company also owes a former employee $72,500, which is not convertible and is non-interest bearing.

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

The Company recorded interest expense of $4,268 ($4,095 with related parties) and $6,693 ($2,950 with related parties) for the three months ended December 31, 2021 and 2020, respectively, and $8,300 ($8,044 with related parties) and $12,476 ($5,159 with related parties) for the six months ended December 31, 2021 and 2020, respectively.

5.       LOANS PAYABLE:

Pennvest Loan and Bion PA1 LLC (“PA1”) Dissolution

PA1, the Company’s wholly-owned subsidiary, was dissolved on December 29, 2021 on which date it owed $10,009,802 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System including accrued interest and late charges totaling $2,255,802 as of that date. The terms of the Pennvest Loan provided for funding of up to $7,754,000 which was to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal. The Pennvest Loan accrued interest at 2.547% per annum for years 1 through 5 and 3.184% per annum for years 6 through maturity. The Pennvest Loan required minimum annual principal payments of approximately $5,886,000 in fiscal years 2013 through 2021, and $846,000 in fiscal year 2022, $873,000 in fiscal year 2023 and $149,000 in fiscal year 2024. The Pennvest Loan is collateralized by PA1’s Kreider 1 System and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest was entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined. The Company has incurred interest expense related to the Pennvest Loan of $61,722 for both the three months ended December 31, 2021 and 2020, respectively, and $123,444 for both the six months ended December 31, 2021 and 2020, respectively. Based on the limited development of the depth and breadth of the Pennsylvania nutrient reduction credit market, PA1 commenced discussions and negotiations with Pennvest related to forbearance and/or re-structuring the obligations under the Pennvest Loan during 2013. In the context of such negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the PA1 has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company classified the Pennvest Loan as a current liability through the dissolution of PA1 on December 29, 2021.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan has been solely an obligation of PA1 since that date.

On September 25, 2014, the Pennsylvania Infrastructure Investment Authority (“Pennvest”) exercised its right to declare the PA1’s Pennvest Loan in default, accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and did/does not have the resources to make the payments demanded by Pennvest. PA1 commenced discussions and negotiations with Pennvest concerning this matter but Pennvest rejected PA1’s proposal made during the fall of 2014. PA1 made a final proposal to Pennvest during September 2021 which proposal was also rejected by Pennvest. PA1 provided Pennvest with its financial statements (which include a description of system status) annually. During the 2021 fiscal year, Pennvest’s auditors requested a ‘corrective action plan’ and PA1 informed Pennvest that “… there is no viable corrective action plan for the Pennvest Loan (‘Loan’). The facility funded by the Loan has been shut down for many years (which has been disclosed in the annual financial reports to Pennvest and in public filings by the parent of Bion PA 1, LLC) and the technology utilized in the facility is now obsolete. The facility has not been commercially operated for approximately six years and has generated zero income. We recommend that Pennvest take appropriate steps to remove and sell the equipment.” Pennvest responded favorably to the approach of selling the equipment.

On December 29, 2021, the Company approved and executed a ‘Consent of the Sole Member of Bion PA 1’ (the “Consent to Dissolution”) that authorized the complete liquidation and dissolution of PA1. A Statement of Dissolution was filed by PA1 with the Colorado Secretary of State on December 29, 2021. The Company is of the understanding that the liquidation value of Bion PA 1’s property is substantially below the current amount outstanding under the Funding Agreement dated October 27, 2010 by and between PA1 and Pennvest, the only known secured creditor of PA1. Post-dissolution, PA1’s activities will be limited entirely to activities required to properly distribute its net assets to creditors and wind down its business. PA 1 is prepared to transfer to Pennvest all of PA1’s right, title and interest in its property (by a bill of sale or other acceptable agreement) or alternatively, with Pennvest’s approval and direction, arrange for the sale of its property and deliver all proceeds (net of commissions and customary costs of sale) to Pennvest. PA1 and Pennvest have entered into communication/exchanges to determine how Pennvest would like PA1 to proceed with this process. The Company’s personnel will assist PA1 with this process as needed at no cost to PA1.

Upon the complete distribution of all assets of PA1, whether by transfer or sale and distribution of net proceeds as provided above, PA1 will use commercially reasonable efforts to cause the cessation of all activities. No distributions of PA1’s assets will be made to the Company or its affiliates. The Consent to Dissolution authorized Mark A. Smith, the Company’s President and the sole manager of PA1, to cause to be delivered for filing the Statement of Dissolution, to give notice of the dissolution, and to take any other act necessary to wind up and liquidate the business.

PA 1 has made no payments to vendors or other creditors in connection with the dissolution. No distributions or payments of any kind have ever been made to the Company, the sole member of PA1 since inception and no payment will be made to the Company or any affiliate in connection with the dissolution.

Through the date of the dissolution, PA1 was a wholly-owned subsidiary of the Company and its assets and liabilities were included on the Company’s consolidated balance sheet. At September 30, 2021, PA1’s total assets were $297 and its total liabilities were $10,154,334 (including the Pennvest Loan in the aggregate amount of $9,939,148, accounts payable of $214,235 and accrued liabilities of $950) which sums were included in the Company’s consolidated balance sheet in its Form 10-Q for the quarter ended September 30, 2021. Subsequent to the dissolution of PA1, its assets and liabilities will no longer be consolidated and included in the Company’s balance sheet. As of December 29, 2021, PA1’s total assets were nil and its total liabilities were $10,234,501 (including the Pennvest Loan in the aggregate amount of $10,009,802, accounts payable of $212,263 and accrued liabilities of $12,436. The net amount of $10,234,501 was recognized as a gain on the legal dissolution of a subsidiary in other (income) expense.

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

As of December 31, 2021, the 2020 Convertible Obligation balances, including accrued interest, owed Bassani (and his donees), Smith and Edward Schafer (“Schafer”), the Company’s Vice Chairman, were $2,550,104, $1,302,049 and $490,197, respectively. As of December 31, 2020, the 2020 Convertible Obligation balances, including accrued interest, owed Bassani, Smith and Schafer were $2,455,656, $1,163,862 and $472,041, respectively.

During the six months ended December 31, 2021, Smith elected to add $90,000 of his salary to his 2020 Convertible Obligations.

The Company recorded interest expense of $40,864 and $65,468 for the three months ended December 31, 2021 and 2020, respectively. The Company recorded interest expense of $81,424 and $96,428 for the six months ended December 31, 2021 and 2020, respectively.

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

The balances of the September 2015 Convertible Notes as of December 31, 2021, including accrued interest owed Bassani, Schafer and Shareholder, are $274,521, $20,517 and $438,198, respectively. The balances of the September 2015 Convertible Notes as of December 31, 2020, including accrued interest, were $168,498, $19,862 and $423,081, respectively.

During the six months ended December 31, 2021, Bassani elected to transfer $100,000 from deferred compensation to his 2015 convertible note.

The Company recorded interest expense of $5,698 and $5,365 for the three months ended December 31, 2021 and 2020, respectively. The Company recorded interest expense of $11,064 and $10,731 for both the six months ended December 31, 2021 and 2020, respectively.

7.       STOCKHOLDERS' EQUITY:

Series B Preferred stock:

Since July 1, 2014, the Company had 200 shares of Series B redeemable convertible Preferred stock outstanding with a par value of $0.01 per share, convertible at the option of the holder at $2.00 per share, with dividends accrued and payable at 2.5% per quarter. The Series B Preferred stock is mandatorily redeemable at $100 per share by the Company three years after issuance and accordingly was classified as a liability. The 200 shares have reached their maturity date and the Company approved the redemption of the Series B preferred stock during the quarter ended December 31, 2021. 200 shares of Series B redeemable convertible Preferred stock were redeemed for $41,000, which included the $21,000 in accrued dividend payable.

During the years ended June 30, 2021, and 2020, the Company declared dividends of $2,000 and $2,000 respectively. The dividends are classified as a component of operations as the Series B Preferred stock is presented as a liability in these financial statement.

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

During the six months ended December 31, 2021, Smith elected to convert accounts payable (based on his unreimbursed expenses) of $17,711 into 35,424 units at $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until December 31, 2024.

During the six months ended December 31, 2021, 2,315,550 warrants were exercised to purchase 2,315,550 shares of the Company’s common stock at $0.75 per share for total proceeds of $1,736,662.

During the six months ended December 31, 2021, the Company issued 66,860 shares of the Company’s common stock to three FINRA brokers as commissions for the warrant exercises. As the issuance was both a reduction and addition to additional paid in capital there was no impact to the financial statements. The Company also paid a FINRA broker $18,601 in commissions for the warrant exercises.

 Warrants:

As of December 31, 2021, the Company had approximately 19.7 million warrants outstanding, with exercise prices from $0.60 to $1.50 and expiring on various dates through June 30, 2025.

The weighted-average exercise price for the outstanding warrants is $0.73, and the weighted-average remaining contractual life as of December 31, 2021 is 2.7 years.

During the six months ended December 31, 2021, Smith elected to convert accounts payable of $17,711 into 35,424 units at $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until December 31, 2024.

During the six months ended December 31, 2021, the Company approved the issuance of 75,000 warrants for two consultants for consulting services of $7,500. The warrants are exercisable at $1.50 and expire in November 2026.

During the six months ended December 31, 2020, the Company approved the modification of existing warrants held by one former consultants and four investors, which extended certain expiration dates. The modifications resulted in incremental non-cash compensation of $5,625 and interest expenses of $2,712.

During the six months ended December 31, 2021, 2,315,550 warrants were exercised to purchase 2,315,550 shares of the Company’s common stock at $0.75 per share for total proceeds of $1,736,662.

During the 2021 calendar year, 6,431,538 warrants scheduled to expire on December 31, 2021, in aggregate, were exercised by their holders at an exercise price of $.75 per share of which 2,176,216 warrants were exercised during the quarter ended December 31, 2021. The Company issued, in aggregate, 6,431,538 share of its restricted and legended common stock in connection with these warrant exercises, of which 2,226,216 shares were issued during the quarter ended December 31, 2021. The Company received, in aggregate, $4,823,651 of gross processed from such warrant exercises, of which $1,632,162 was received in the quarter ended December 31, 2021 (these sums do not reflect expenses and commissions related to these warrant exercises). In aggregate, 648,142 warrants expired unexercised on December 31. 2021.

During the six months ended December 31, 2021, the Company issued 66,860 shares of the Company’s common stock to three FINRA brokers as commissions for the warrant exercises. As the issuance was both a reduction and addition to additional paid in capital there was no impact to the financial statements. The Company also paid a FINRA broker $18,601 in commissions for the warrant exercises.

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

The Company recorded compensation expense related to employee stock options of nil for both the three and six months ended December 31, 2021 and 2020, respectively. The Company granted nil options during both the three and six months ended December 31, 2021 and 2020, respectively.

A summary of option activity under the 2006 Plan for the six months ended December 31, 2021 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2021	10,471,600	$0.77	3.7	$6,064,335
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2021	10,471,600	$0.77	3.2	$9,624,679
Exercisable at December 31, 2021	10,471,600	$0.77	3.2	$9,624,679

The following table presents information relating to nonvested stock options as of December 31, 2021:

	Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2021	—	$—
Granted	—	—
Vested	—	—
Nonvested at December 31, 2021	—	$—

The total fair value of stock options that vested during both the three and six months ended December 31, 2021 and 2020 was nil. As of December 31, 2021, the Company had no unrecognized compensation cost related to stock options.

Stock-based employee compensation charges in operating expenses in the Company’s financial statements for the three and six months ended December 31, 2021 and 2020 are as follows:

	Three months ended December 31, 2021	Three months ended December 31, 2020	Six months ended December 31, 2021	Six months ended December 31, 2020
General and administrative:
Change in fair value from modification of option terms	$—	$8,775	$—	$8,775
Change in fair value from modification of warrant terms	5,625	25,506	5,625	25,506
Fair value of stock options expensed	—	—	—	—
Total	$5,625	$34,281	$5,625	$34,281

Research and development:
Fair value of stock options expensed	$—	$—	$—	$—
Total	$—	$—	$—	$—

8.       SUBSCRIPTION RECEIVABLE - AFFILIATES:

As of December 31, 2021, the Company has three interest bearing, secured promissory notes with an aggregate principal amount of $428,250 ($491,975, including interest) from Bassani which were received as consideration for purchases of warrants to purchase 5,565,000 shares, in aggregate, of the Company’s restricted common stock, which warrants have an exercise price of $0.75 and have expiry dates ranging from December 31, 2024 to December 31, 2025. The promissory notes bear interest at 4% per annum, and are secured by portions of Bassani’s 2020 Convertible Obligation and Bassani’s September 2015 Convertible Notes. The secured promissory notes are payable July 1, 2024.

As of December 31, 2021, the Company has an interest bearing, secured promissory note for $30,000 ($34,093 including interest) from Smith as consideration to purchase warrants to purchase 300,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of December 31, 2024. The warrants have a 75% exercise bonus and the promissory note bears interest at 4% per annum, and is secured by $30,000 ($34,093, including interest) of Smith’s 2020 Convertible Obligations. The secured promissory note is payable on July 1, 2024.

As of December 31, 2021, the Company has two interest bearing, secured promissory notes with an aggregate principal amount of $46,400 ($54,088 including interest) from two former employees as consideration to purchase warrants to purchase 928,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.75 and have expiry dates of December 31, 2024. These warrants have a 90% exercise bonus. The promissory notes bear interest at 4% per annum, are secured by a perfected security interest in the warrants, and are payable on July 1, 2024.

9.       COMMITMENTS AND CONTINGENCIES:

Employment and consulting agreements:

Smith has held the positions of Director, President and General Counsel of Company and its subsidiaries under various agreements (and extensions) and terms since March 2003. On October 10, 2016, the Company approved a month to month contract extension with Smith which includes provisions for i) a monthly salary of $18,000 until the Board of Directors re-instates cash payments to all employees and consultants who are deferring compensation, ii) the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, until December 31, 2022), and iii) the right to convert his deferred compensation in whole or in part, at his sole election, at any time in any amount at “market” or into securities sold in the Company’s current/most recent private offering at the price of such offering to third parties. Smith agreed effective July 29, 2018 to continue to serve the Company under the same basic terms on a month-to-month basis.

Since March 31, 2005, the Company has had various agreements with Brightcap and/or Bassani, through which the services of Bassani are provided (any reference to Brightcap or Bassani for all purposes are the same individual). The Board appointed Bassani as the Company's CEO effective May 13, 2011. On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017, (with the Company having an option to extend the term an additional six months.) Pursuant to the Extension Agreement, Bassani continued to defer his cash compensation ($31,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation. During October 2016 Bassani was granted the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share, until March 15, 2018 (which was expanded on April 27, 2017 to the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, and subsequently extended until December 31, 2022). During February 2018, the Company agreed to the material terms for a binding two-year extension agreement for Bassani’s services as CEO. Bassani’s salary remained $31,000 per month, which sum would continue to be accrued until the Company there is adequate cash available at which point re-instatement of a least a partial cash payment would be instituted. Additionally, the Company has agreed to pay him $2,000 per month to be applied to life insurance premiums (which sums have been accrued as liabilities). On August 1, 2018, in the context of extending his agreement to provide services to the Company on a full-time basis through December 31, 2022) plus 2 years after that on a part-time basis, the Company received an interest bearing secured promissory note for $300,000 from Bassani as consideration to purchase warrants to purchase 3,000,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of June 30, 2025. The promissory note is secured by a portion of Bassani’s 2020 Convertible Obligations and as of December 31, 2021, the principal and accrued interest was $340,093. For the six months ended December 31, 2021 and 2020, Brightcap was paid $120,000 and $55,000, respectively, of cash compensation earned during the period. For the last 2 years, portions of Bassani’s compensation (determined by the Company’s President and the Board of Directors from time to time) has been paid in cash with the balance of his compensation accrued.

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

As of December 31, 2021, the execution/exercise bonuses ranging from 50-90% were applicable to 10,326,600 of the Company’s outstanding options and 16,778,213 of the Company’s outstanding warrants.

Litigation:

A: Website

As previously reported, on Saturday morning, July 17, 2021, our historical website domain – biontech.com – and email services were compromised and disabled. Research indicated that an unknown party had ‘hijacked’ the domain in a theft attempt. On September 10, 2021, the Company filed a federal lawsuit ‘in rem’ to recover the <biontech.com> domain and the unknown ‘John Doe’ who hacked and attempted to steal the website. The litigation was filed in the United States District Court for the Eastern District of Virginia, Alexandria Division under the heading ‘Bion Environmental Technologies, Inc., Plaintiff, vs John Doe and <biontech.com>, Defendants’ (Case No. 1:21-cv-01034), seeking recovery of the domain name and other relief as set forth therein.

On November 19, 2021, the United States District Court for the Eastern District of Virginia, Alexandria Division issued an order stating that “… ORDERED, ADJUDGED and Decreed that plaintiff Bion Environmental Technologies, Inc. (‘plaintiff) Is the lawful owner of domain name <biontech.com> ….” under the heading ‘Bion Environmental Technologies, Inc., Plaintiff, vs John Doe and <biontech.com>, Defendants’ (Case No. 1:21-cv-01034). The Company has moved the domain name <biontech.com> to a new registrar and reactivated it for the Company’s use (paired currently with its current bionenviro.com website).

B: Dissolution of Bion PA1, LLC (“PA1”)

On September 25, 2014, the Pennsylvania Infrastructure Investment Authority (“Pennvest”) exercised its right to declare the PA1’s Pennvest Loan in default, accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and did/does not have the resources to make the payments demanded by Pennvest. PA1 commenced discussions and negotiations with Pennvest concerning this matter but Pennvest rejected PA1’s proposal made during the fall of 2014. PA1 made a final proposal to Pennvest during September 2021 which proposal was also rejected by Pennvest. PA1 provided Pennvest with its financial statements (which include a description of system status) annually. During the 2021 fiscal year, Pennvest’s auditors requested a ‘corrective action plan’ and PA1 informed Pennvest that “… there is no viable corrective action plan for the Pennvest Loan (‘Loan’). The facility funded by the Loan has been shut down for many years (which has been disclosed in the annual financial reports to Pennvest and in public filings by the parent of Bion PA 1, LLC) and the technology utilized in the facility is now obsolete. The facility has not been commercially operated for approximately six years and has generated zero income. We recommend that Pennvest take appropriate steps to remove and sell the equipment.” Pennvest responded favorably to the approach of selling the equipment.

On December 29, 2021, the Company approved and executed a Consent of the Sole Member of Bion PA 1 (the “Consent to Dissolution”) that authorized the complete liquidation and dissolution of PA1. A Statement of Dissolution was filed by PA1 with the Colorado Secretary of State on December 29, 2021. The Company is of the understanding that the liquidation value of Bion PA 1’s property is substantially below the current amount outstanding under the Funding Agreement dated October 27, 2010 by and between PA1 and Pennvest, the only known secured creditor of PA1. Post-dissolution, PA1’s activities will be limited entirely to activities required to properly distribute its net assets to creditors and wind down its business. PA 1 is prepared to transfer to Pennvest all of PA1’s right, title and interest in its property (by a bill of sale or other acceptable agreement) or alternatively, with Pennvest’s approval and direction, arrange for the sale of its property and deliver all proceeds (net of commissions and customary costs of sale) to Pennvest. PA1 and Pennvest have entered into communication/exchanges to determine how Pennvest would like PA1 to proceed with this process. The Company’s personnel will assist PA1 with this process as needed at no cost to PA1.

Upon the complete distribution of all assets of PA1, whether by transfer or sale as provided above, PA1 will use commercially reasonable efforts to cause the cessation of all activities. No distributions of PA1’s assets will be made to the Company or its affiliates. The Consent to Dissolution authorized Mark A. Smith, the Company’s President and the sole manager of PA1, to cause to be delivered for filing the Statement of Dissolution, to give notice of the dissolution, and to take any other act necessary to wind up and liquidate the business.

PA 1 has made no payments to vendors or other creditors in connection with the dissolution. No distributions or payments of any kind have ever been made to the Company, the sole member of PA1 since inception and no payment will be made to the Company or any affiliate in connection with the dissolution.

Through the date of the dissolution, PA1 was a wholly-owned subsidiary of the Company and its assets and liabilities were included on the Company’s consolidated balance sheet. At September 30, 2021, PA1’s total assets were $297 and its total liabilities were $10,154,334 (including the Pennvest Loan in the aggregate amount of $9,939,148, accounts payable of $214,235 and accrued liabilities of $950) which sums were included in the Company’s consolidated balance sheet in its Form 10-Q for the quarter ended September 30, 2021. Subsequent to the dissolution of PA1, its assets and liabilities will no longer be consolidated and included in the Company’s balance sheet. As of December 29, 2021, PA1’s total assets where nil and its total liabilities were $10,234,501 (including the Pennvest Loan in the aggregate amount of $10,009,802, accounts payable of $212,263 and accrued liabilities of $12,436. The net amount of $10,234,501 was recognized as a gain on the legal dissolution of a subsidiary in other (income) expense.

 The Company currently is not involved in any other material litigation or similar events.

Lease:

The Company entered into an agreement on September 23, 2021, to lease approximately four acres of land near Fair Oaks, Indiana, for the development site of its Initial Project.

The following table summarized the supplemental cash flow information for the six months ended December 31, 2021:

December 31, 2021
Cash paid for noncancelable operating lease included in the operating cash flows	$60,000
Right of use assets obtained in exchange for operating lease liabilities	$180,586

The future minimum lease payment under noncancelable operating lease with terms greater than one year as of December 31, 2022:

From January 2022 to December 2022	$—
From January 2023 to December 2023	75,000
From January 2024 to December 2024	75,000
Undiscounted cash flow	150,000
Less imputed interest	(27,395)
Total	$122,605

The weighted average remaining lease term and discounted rate related to the Company’s lease liability as of December 31, 2022 were 3 years and 10%, respectively. The Company’s lease discount rate is generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s lease cannot be readily determined.

10.       SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to December 31, 2021 for recognition and disclosure in the financial statements and notes to the financial statements.

On January 26, 2022 OMRI’s Appeals Review Committee affirmed the prior “unresolved’ determination by OMRI’s Review Panel. The OMRI process has now moved to OMRI’s Advisory Council. See Note 1 subsection “Organic Fertilizer Listing/Certification Process” above for related disclosure.

On January 28, 2022 Bion Environmental Technologies, Inc. (‘Bion’), on behalf of Bion 3G1 LLC (‘3G1’), a wholly-owned subsidiary, entered into a Purchase Order Agreement with Buflovak and Hebeler Process Solutions (collectively ‘Buflovak’) in the amount of $2,665,500 (and made the initial 25% payment ($665,375)) for the core of the ‘Bion System’ portion (without the crystallization modules which will be ordered and fabricated pursuant to subsequent agreements) of the previously announced 3G Tech Initial Project. This Purchase Order encompasses the core of Bion’s 3G Technology. Buflovak has worked with the Company on design and testing of its 3G Tech over several years. The basic design for the Initial Project’s Bion System is complete and procurement/fabrication has now been initiated. 3G1 is working in concert with Integrated Engineering Services, the primary site engineering firm for the facility, on the integration of all project components/modules at the Initial Project site. Additional agreements have been entered into various professional services providers (engineers, surveyors, etc.) for work related to the Initial Project.

The Initial Project is designed to be installed primarily in two targeted primary phases which approach has been adopted to enable more rapid deployment of our 3G technology given pandemic-induced supply chain constraints. The first phase includes procurement and deployment of Bion’s core 3G technology. The modules in this phase include evaporation, distillation, absorption and crystallization modules, along with supporting mechanical/electrical equipment, controls, instrumentation, and facilities, many of which include components with ‘long lead times’ for manufacture and delivery. These items have now been ordered and procurement/manufacturing, as applicable, is underway.  This phase also includes installing a process building to house the system components, full utility installation (electrical, water, internet, natural gas, etc.), tankage to hold process and waste product liquids, facility access, and other items. The second phase, which will require additional permitting, planning and logistics, will consist primarily of design and construction of a 300 head beef cattle feed barn and an anaerobic digester, which items have shorter construction and fabrication/installation lead times than many of the components of the first phase.  The barn will include an innovative slatted floor livestock and an automated manure collection system.  Support structures will include manure collection basins, pumping stations, and automated controls integrated with the 3G system control system. The design and installation for both phases will include adaptive spaces that allow the integration of Initial Project expansions and the refinement of equipment operations that enhance system productivity and reduce energy demand.

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

These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure (or delay) to gain product certifications and/or regulatory approvals in the United States (or particular states) or foreign countries, loss (permanently or for any extended period of time) of the services of members of the Company’s small core management team (all of whom are age 70 or older) and failure to capitalize upon access to new markets. Additional risks and uncertainties that may affect forward looking statements about Bion's business and prospects include: i) the possibility that markets for nutrient reduction credits (discussed below) and/or other ways to monetize nutrient reductions and other environmental benefits will be slow to develop (or not develop at all), ii) PA1’s dissolution and its effect on how the Company is viewed, (if any), iii) the possibility that competitors will develop more comprehensive and/or less expensive environmental solution, iv) delays in market awareness of Bion and our Systems, v) uncertainties and costs increases related to research and development efforts to update and improve Bion’s technologies and applications thereof, and/or vi) delays and/or costs exceeding expectations relating to Bion's development of the Initial Project, JVs and/or Projects and vii) failure of marketing strategies, each of which could have both immediate and long term material adverse effects by placing us behind our competitors and requiring expenditures of our limited resources.

THESE RISKS, UNCERTAINTIES AND FACTORS BEYOND OUR CONTROL ARE MAGNIFIED DURING THE CURRENT UNCERTAIN PERIOD RELATED TO THE COVID-19 PANDEMIC AND THE UNIQUE ECONOMIC, FINANCIAL, GOVERNMENTAL AND HEALTH-RELATED CONDITIONS IN WHICH THE COMPANY, THE ENTIRE COUNTRY AND THE ENTIRE WORLD NOW RESIDE.  TO DATE THE COMPANY HAS EXPERIENCED DIRECT IMPACTS  IN VARIOUS AREAS INCLUDING WITHOUT LIMITATION: I) GOVERNMENT-ORDERED  SHUTDOWNS WHICH HAVE SLOWED THE COMPANY’S RESEARCH AND DEVELOPMENT PROJECTS AND OTHER INITIATIVES, II) SHIFTED FOCUS OF STATE AND FEDERAL GOVERNMENT WHICH IS LIKELY TO NEGATIVELY IMPACT THE COMPANY’S LEGISLATIVE INITIATIVES IN PENNSYLVANIA AND WASHINGTON DC, III) STRAINS AND UNCERTAINTIES IN BOTH THE EQUITY AND DEBT MARKETS HAVE MADE DISCUSSION AND PLANNING OF FUNDING OF THE COMPANY AND ITS INITIATIVES AND PROJECTS WITH INVESTMENT BANKERS, BANKS AND POTENTIAL STRATEGIC PARTNERS MORE TENUOUS, IV) STRAINS AND UNCERTAINTIES IN THE AGRICULTURAL SECTOR AND MARKETS HAVE MADE DISCUSSION AND PLANNING OF FUNDING OF THE COMPANY AND ITS INITIATIVES AND PROJECTS MORE DIFFICULT AS FUTURE INDUSTRY CONDITIONS ARE NOW MORE DIFFICULT TO ASSESS/PREDICT, V) CONSTRAINTS DUE TO PROBLEMS EXPERIENCED IN THE GLOBAL INDUSTRIAL SUPPLY CHAIN WHICH HAVE INCREASED ANTICIPATED PROJECT DEVELOPMENT COSTS, VI) DUE TO THE AGE AND HEALTH OF OUR CORE MANAGEMENT TEAM, ALL OF WHOM ARE AGE 70 OR OLDER AND HAVE HAD ONE OR MORE EXISTING HEALTH ISSUES, THE COVID-19 PANDEMIC PLACES THE COMPANY AT GREATER RISK THAN WAS PREVIOUSLY THE CASE (TO A HIGHER DEGREE THAN WOULD BE THE CASE IF THE COMPANY HAD A LARGER, DEEPER AND/OR YOUNGER CORE MANAGEMENT TEAM), AND VII) THERE ALMOST CERTAINLY WILL BE OTHER UNANTICIPATED CONSEQUENCES FOR THE COMPANY AS A RESULT OF THE CURRENT PANDEMIC EMERGENCY AND ITS AFTERMATH.

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

From 2016 to 2021 fiscal years, the Company has focused a large portion of its activities on developing, testing and demonstrating the 3rd generation of its technology and technology platform (“3G Tech”) with emphasis on increasing the efficiency of production of valuable co-products from the waste treatment process, including ammonia nitrogen in the form of organic ammonium bicarbonate products. The Company’s initial ammonium bicarbonate liquid product completed its Organic Materials Review Institute (“OMRI”) application and review process with approval during May 2020. An application for our first solid ammonium bicarbonate product – AD Nitrogen – has been filed and is in the review process (which is likely to require an extended period of time and multiple procedural steps due to the novel nature of Bion’s 3G Tech in the context of organic certifications). See discussion of “Organic Fertilizer Products” below.

Bion is now focused primarily on: i) development/construction of its initial commercial-scale 3G Tech installation (see below and Financial Statement Note 10 “Subsequent Events”), ii) developing applications and markets for its organic fertilizer products and its sustainable (conventional and organic) animal protein products, and iii) initiation and development of joint ventures (“JVs”) (and related projects) based on the augmented capabilities of our 3G Tech, while (iv) continuing to pursue development opportunities related to large retrofit projects (such as the Kreider poultry project JV) and ongoing R&D activities. These matters are discussed in more detail in Item 1 of our Form 10-K for the year ended June 30, 2021 and in the Notes to the Financial Statements included herein.

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

The Company believes that its 3G Tech, in addition to providing superior environmental remediation, creates opportunities for large scale production of i) verifiably sustainable-branded livestock products and ii) verifiably sustainable organic-branded livestock products, both of which will command premium pricing (in part due to ongoing monitoring and third-party verification of environmental performance which will provide meaningful assurances to both consumers and regulatory agencies). Each of these two distinct market segments (which the Company intends to pursue in parallel) presents a large production/marketing opportunity for Bion. Our 3G Tech will also produce (as co-products) biogas and valuable organic fertilizer products, which can be utilized in the production of organic grains for use as feed for raising organic livestock (some of which may be utilized in the Company’s JV projects) and/or marketed to the growing organic fertilizer market.

During the 2021 fiscal year, Bion completed a series of core optimization trials of its 3G Tech platform that were required to move forward with its initial commercial scale 3G Tech project (“Initial Project”). During late September 2021, Bion entered into a lease for the Initial Project will be located on approximately four (4) acres of leased land near Fair Oaks, Indiana and executed an additional related agreement regarding disposal of certain manure effluent have been agreed upon with the Curtis Creek Dairy unit of Fair Oaks Farms (“FOF”). Design and pre-development work commenced during August 2021 and preliminary surveying, site engineering and other work is now underway along with site-specific engineering and design work. The Initial Project will be an environmentally sustainable beef cattle feeding facility, equipped with state-of-the-art housing and Bion’s 3G-Tech platform to provide waste treatment and resource recovery. Bion has designed the project to house and feed approximately 300 head of beef cattle. The facility will include Bion’s 3G Tech platform including: i) covered barns (possibly including solar photovoltaic generation, ii) anaerobic digestion for renewable energy recovery; iii) livestock waste treatment and resource recovery technology; iv) Bion’s ammonium bicarbonate recovery and crystallization technology and iv) data collection software to document system efficiencies and environmental benefits (with the Bion 3G Tech facilities capable of treating the waste from approximately 1,500 head). The facility will be large enough to demonstrate engineering capabilities of Bion’s 3G Tech at commercial scale, but small enough that it can be permitted, constructed and commissioned relatively quickly, with operations targeted to commence sometime during late2022. See Note 10 “Subsequent Events” for activities since the start of the 2022 calendar year.

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

Upon achieving optimized and steady-state operations at the Initial Project, coupled with obtaining organic certification(s) (OMRI listing and/or other organic certifications/listings) for its AD Nitrogen product, Bion expects to be ready to move forward with its plans for development of much larger facilities. The Company anticipates that discussions and negotiations regarding potential JVs with strategic partners in the financial and livestock industries to develop large scale projects will commence during the construction of the Initial Project with the goal of establishing JV’s for large scale projects that will produce both sustainable and sustainable-organic corn-fed beef during 2023.

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

During 2018 the Company had its first patent issued on its 3G Tech and has continued its work to expand its patent coverage for our 3G Tech. During October 2020, the Company the Company’s third 3G patent, which patent significantly expands the breadth and depth of the Company’s 3G Tech coverage. The Company has filed and anticipates filing additional patent applications (and/or continuations of existing patents) related to its technology developments during the next 12 months. The 3G Tech platform has been designed to maximize the value of co-products produced during the waste treatment/recovery processes, including pipeline-quality renewable natural gas and organic commercial fertilizer products. All processes will be verifiable by third-parties (including regulatory authorities, certifying boards and consumers) to comply with environmental regulations and trading programs and meet the requirements for: a) renewable energy credits, b) organic certification of the fertilizer coproducts and c) the USDA PVP ‘Environmentally Sustainable’ branding program Bion anticipates moving forward with the development process of its initial large scale commercial installations of its 3G technology during the 2023 calendar year.

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

Bion’s 3G Tech and technology platform are designed to capture four revenue streams under one umbrella and provide the basis for joint ventures between the Company and larger livestock producers seeking to produce environmental/sustainable product lines. The revenue streams are: a) renewable energy and associated greenhouse gas credits (including US Renewable Fuel Standard (RFS) and/or Low Carbon Fuel Standard (LCFS) credits)(the value and availability of which will vary based on livestock type, geographical locations, and state regulatory programs), b) verified nutrient reductions (primarily nitrogen and phosphorus) that can be used as qualified offsets to the federal Chesapeake Bay mandate and US EPA TMDL (‘total maximum daily limit’) requirements (the value of which will vary based on livestock type, geographical locations, and state regulatory programs), c) co-products consisting of high value fertilizer for use in organic food production for human consumption and/or to grow feed for use by livestock in Projects, and d) an environmentally sustainable USDA certification that will be incorporated into a “brand” that can address the consumer concerns regarding food safety and sustainability (based on incorporation of all of the third party verified data for greenhouse gas reductions, nutrient reductions and fertilizer products into a digital register). The Company believes that the “branding” opportunity will offer large scale livestock producer / processor / distributors of livestock products the opportunity to differentiate and identify their products in the marketplace and, thereby creating the opportunity to achieve “premium pricing” by addressing consumer concerns related to safety and sustainability in a manner similar to the premiums achieved by organic producers.

Operational results from the initial commercial system (Kreider 1 utilizing our 2G Tech) confirmed the ability of Bion’s technologies to meet nutrient reduction goals at commercial scale for an extended period of operation. Bion’s 3G Tech platform (and the new variations under development) center on its patented and proprietary processes that separate and aggregate the various assets in the CAFO waste stream so they become benign, stable and/or transportable. Bion systems can: a) remove up to 95% of the nutrients (primarily nitrogen and phosphorus) in the effluent, b) reduce greenhouse gases by 90% (or more) including elimination of virtually all ammonia emissions, c) while materially reducing pathogens, antibiotics and hormones in the livestock waste stream. Our core technology and its primary CAFO applications were proven in the Kreider 1 commercial operations. It has been accepted by the Environmental Protection Agency (“EPA”) and other regulatory agencies and it is protected by Bion’s portfolio of U.S. and international patents (both issued and applied for).

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

The Company’s initial ammonium bicarbonate liquid product of our 3G Tech completed its Organic Materials Review Institute (“OMRI”) application and review process with approval during May 2020 when it was deemed non-synthetic (as discussed below). The 3G Tech platform has been designed to produce multiple fertilizer products, including: i) ammonium bicarbonate liquid, ii) ammonium bicarbonate in solid crystal form – AD Nitrogen – and iii) soil amendment products that will contain the remaining nitrogen, phosphorus and other micronutrients captured from the livestock waste stream. Bion believes each product will qualify for organic certification/listing.

Bion has developed solid ammonium bicarbonate products containing 14-28 percent nitrogen in a crystalline form that is easily transported, is water soluble and provides a readily available nitrogen source for crops. The products will contain virtually none of the other salt, iron and mineral constituents of the livestock waste stream that often accompany other organic fertilizers. Ammonium bicarbonate (manufactured using chemical processes) has a long history of use as a fertilizer. This product (produced without the use of synthetic processes and/or additives), is being developed to fertilizer industry standards so that it that can be precision-applied to crops using existing equipment. Bion believes that this product will potentially have broad applications in the production of organic grains for livestock feed, row crops, horticulture, greenhouse and hydroponic production, and potentially retail lawn and garden products.

An application for our first solid ammonium bicarbonate product – AD Nitrogen – was filed during May 2021 and is currently actively proceeding through OMRI’s multi-stage review process ---which process has taken an extended period of time and multiple procedural steps due to the novel nature of Bion’s 3G Tech in the context of organic listings/certifications. OMRI’s Review Panel ‘…. voted to temporarily assign it to “Unresolved” status. This means that OMRI does not currently have the clarity necessary to decide whether the product meets OMRI standards which are based on the USDA National Organic Program regulations (NOP).’ Subsequently the application has gone through ‘Rebuttal’ (OMRI Review Panel) and ‘Appeal’ (Appeals Review Committee) stages which affirmed the “Unresolved” status. The Company has been informed that ‘…the product will remain Unresolved until July 22, 2022 or until resolution is reached by OMRI though consultation with the OMRI Advisory Council.’ The application is now beginning review by OMRI’s Advisory Council. The Company’s product is novel in part due to the fact that OMRI does not have a listing category for a solid form of concentrated and soluble nitrogen fertilizers and there is no clear guidance at present from OMRI internal policy on how to categorize this product and the process that produced it. There is also no clear guidance at present from either the NOP or the National Organic Standards Board (“NOSB”) (which is currently involved in a related review and recommendations process regarding ‘high nitrogen liquid fertilizers’ derived from ammonia from manure). The Company and its representatives are involved in discussions regarding resolution of these matters at all three levels. The Company anticipates positive resolution of this manner well prior to operational dates for the Company’s initial large scale JV 3G projects.

In addition to the OMRI applications discussed above, the Company has engaged in discussions with (and research related to) other state/regional listing/certifying groups and anticipates filing additional applications in subsequent periods with one or more such entities related to its fertilizer products.

The AD Nitrogen and other ammonium bicarbonate products produced by Bion’s 3G Tech platform will enjoy a dramatically lower carbon footprint than synthetic fertilizers. The reactive nitrogen captured and upcycled into AD Nitrogen was going to be lost through volatilization and runoff, and that loss would generally need to be offset with a synthetic nitrogen, such as anhydrous ammonia or urea. These synthetic nitrogen products are produced through the Haber-Bosch (and other) synthetic processes, which converts hydrogen and atmospheric nitrogen to ammonia, with methane as the energy source. It is an extremely energy-intensive process with a carbon footprint that, while not yet fully understood, is widely accepted to by very large. While a complete Life Cycle Analysis (LCA) of carbon impacts from synthetic fertilizer production is not available, according to the Institute for Industrial Productivity, its production alone is responsible for approximately 1 percent of total global CO2 emissions. To the extent that Bion can capture and repurpose the nitrogen traditionally lost from livestock waste, that carbon cost will no longer need to be paid

To provide a first level degree of clarity regarding organic approvals and the processes/procedures involved, Bion believes that the initial OMRI approval is of importance, because subsequent organic products that are produced by using the very same technology platform (our 3G Tech) can now piggyback on the initial approval to a significant degree. Note that there are different layers to the U.S. organic program (see discussion above) and that fertilizers do not get ‘certified’ as organic, per se. Rather, they are evaluated to determine if they are acceptable for ‘use in organic production’.

The National Organic Program (“NOP”) was established by Congress in 2001 under the USDA’s Agricultural Marketing Service. The NOP develops and enforces uniform national standards for organically-produced agricultural end products – meat/dairy/milk, fruits, vegetables – sold in the United States. Operating as a public-private partnership, NOP accredits private companies and helps train their inspectors (USDA-accredited Certifiers) to certify that farms and businesses meet the national organic standards. For example, in a potential Midwest organic beef project (discussed below), each element in the supply chain must provide their certifying agent’s certification that the specific product, such as organic corn, has been produced in accordance with their organic plan. The end product - the beef - would be USDA-certified as organic by an accredited Certifier after a review of ALL the farming practices and inputs (which would include Bion’s ammonium bicarbonate fertilizer).

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

OMRI enables a national listing through one application in contrast to state/regional programs (including programs based in California, Oregon, Washington, Iowa, Pennsylvania (some of which have agreements with other states in their regions) and others) and the alternative of using certifiers to secure listings in individual states. To those who wish to sell organic fertilizers into national distribution channels, an OMRI listing provides nearly uniform acceptance in the U.S. The OMRI listing Bion received in May was for our initial commercial product, a low-concentration liquid ammonia. It is valid ONLY for that particular product. For future Bion product offerings using the same technology platform, Bion will either need to file for specific state approval, or file with OMRI for a national listing, or a combination of the two. Bion may elect to use an individual state listing initially to be followed by an OMRI application if and when the need for a regional or national listing arises.

The overarching standard of organic production, per NOP guidelines, is that a “product shall have been produced and handled without the use of synthetic chemicals…” That is rule Number One. At NOP, the term "synthetic" means “a substance that is formulated or manufactured by a chemical process or by a process that chemically changes a substance extracted from naturally occurring plant, animal, or mineral sources, except that such term shall not apply to substances created by naturally occurring biological processes.” In evaluating and approving Bion’s liquid ammonia for OMRI listing, Bion’s patented ammonia recovery system was deemed not synthetic. That is an important distinction for future Bion product filings based upon the same patented process.

The Company believes that organic approvals for its products will: a) provide access to substantially higher value markets compared to synthetic nitrogen products, and/or b) allow its products to be utilized in growing of organic feed grains to be consumed by livestock raised in JVs which will be sold as organic. Based on preliminary market surveys to date, we believe that existing competing organic fertilizer products in both liquid and granular form are being sold presently at price points significantly greater than Bion’s projected cost and projected pricing. We also believe that livestock products from animals raised with feed grains grown using Bion organic ammonium bicarbonate fertilizer products (and that otherwise qualify) will receive organic approvals. It is anticipated that the Company will continue to seek approvals for such products during the balance of the current fiscal year and will commence initial production and test marketing of such products during the 2023 fiscal year if such approvals have been received.

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

Recently there have been efforts to establish sustainable brands (including USDA PVP certification) for a number of small-scale livestock producers (largely in the grass fed beef category) The extent and reach of such efforts is limited to date and it is difficult to determine its effectiveness. Additionally, there have been public announcements of initiatives related to beef sustainability (largely focused on the ’cow-calf’ segment of the livestock chain) by major beef processing companies, but a closer look finds that most consist largely of ‘green washing’ public proclamations in the wake of environmental and social criticism and re-packaging of prior initiatives lacking any new substance.

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

KREIDER 1 (HISTORY AND STATUS)/DISSOLUTION OF BION PA 1 LLC (‘PA1”)

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms (“KF”), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA1”), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project (“Kreider 1 System”). The terms of the Pennvest Loan provided for funding of up to $7,754,000 which was to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal. The Pennvest Loan accrued interest at 2.547% per annum for years 1 through 5 and 3.184% per annum for years 6 through maturity. The Pennvest Loan required minimum annual principal payments of approximately $5,886,000 in fiscal years 2013 through 2021, and $846,000 in fiscal year 2022, $873,000 in fiscal year 2023 and $149,000 in fiscal year 2024. The Pennvest Loan is collateralized by PA1’s Kreider 1 System and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest was entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined.

After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 System based our 2G Tech (which the Company is no longer implementing). Construction activities commenced during November 2010. The closing/settlement of the Pennvest Loan took place on November 3, 2010. PA1 finished the construction of the Kreider 1 System and entered a period of system ‘operational shakedown’ during May 2011. The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year. During 2011 the PADEP re-certified the nutrient credits for this project. The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider 1 System was ‘placed in service’. As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 System to test improvements and add-ons. However, liquidity in the Pennsylvania nutrient credit market failed to develop significant breadth and depth, which limited liquidity/depth has negatively impacted Bion’s business plans and has resulted in insurmountable challenges to monetizing the nutrient reductions created by PA1’s existing Kreider 1 project (and Bion’s other proposed projects in the state). These difficulties prevented PA1 from generating any material revenues from the Kreider 1 project. PA1 had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than 7 years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of December 31, 2021. Due to the failure of the Pennsylvania nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively. During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to zero. This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equaled PA1’s contractual obligations related to the Kreider 1 System, including expenses related to decommissioning of the Kreider 1 System.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 System met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents.

The economics (potential revenues, profitability and continued operation) of the Kreider 1 System were based almost entirely on the long-term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up. See below for further discussion.

On September 25, 2014, Pennvest exercised its right to declare the PA1’s Pennvest Loan in default, accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and did/does not have the resources to make the payments demanded by Pennvest. PA1 commenced discussions and negotiations with Pennvest concerning this matter but Pennvest rejected PA1’s proposal made during the fall of 2014. PA1 made a final proposal to Pennvest during September 2021 which proposal was also rejected by Pennvest. PA1 provided Pennvest with its financial statements (which include a description of system status) annually. During the 2021 fiscal year, Pennvest’s auditors requested a ‘corrective action plan’ and PA1 informed Pennvest that “… there is no viable corrective action plan for the Pennvest Loan (‘Loan’). The facility funded by the Loan has been shut down for many years (which has been disclosed in the annual financial reports to Pennvest and in public filings by the parent of Bion PA 1, LLC) and the technology utilized in the facility is now obsolete. The facility has not been commercially operated for approximately six years and has generated zero income. We recommend that Pennvest take appropriate steps to remove and sell the equipment.” Pennvest responded favorably to the approach of selling the equipment.

On December 29, 2021, the Company approved and executed a Consent of the Sole Member of Bion PA 1 (the “Consent to Dissolution”) that authorized the complete liquidation and dissolution of PA1. A Statement of Dissolution was filed by PA1 with the Colorado Secretary of State on December 29, 2021. The Company is of the understanding that the liquidation value of Bion PA 1’s property is substantially below the current amount outstanding under the Funding Agreement dated October 27, 2010 by and between PA1 and Pennvest, the only known secured creditor of PA1. Post-dissolution, PA1’s activities will be limited entirely to activities required to properly distribute its net assets to creditors and wind down its business. PA 1 is prepared to transfer to Pennvest all of PA1’s right, title and interest in its property (by a bill of sale or other acceptable agreement) or alternatively, with Pennvest’s approval and direction, arrange for the sale of its property and deliver all proceeds (net of commissions and customary costs of sale) to Pennvest. PA1 and Pennvest have entered into communication/exchanges to determine how Pennvest would like PA1 to proceed with this process. The Company’s personnel will assist PA1 with this process as needed at no cost to PA1.

Upon the complete distribution of all assets of PA1, whether by transfer or sale as provided above, PA1 will use commercially reasonable efforts to cause the cessation of all activities. No distributions of PA1’s assets will be made to the Company or its affiliates. The Consent to Dissolution authorized Mark A. Smith, the Company’s President and the sole manager of PA1, to cause to be delivered for filing the Statement of Dissolution, to give notice of the dissolution, and to take any other act necessary to wind up and liquidate the business.

PA 1 has made no payments to vendors or other creditors in connection with the dissolution. No distributions or payments of any kind have ever been made to the Company, the sole member of PA1 since inception and no payment will be made to the Company or any affiliate in connection with the dissolution.

Through the date of the dissolution, PA1 was a wholly-owned subsidiary of the Company and its assets and liabilities were included on the Company’s consolidated balance sheet. At September 30, 2021, PA1’s total assets were $297 and its total liabilities were $10,154,334 (including the Pennvest Loan in the aggregate amount of $9,939,148, accounts payable of $214,235 and accrued liabilities of $950) which sums were included in the Company’s consolidated balance sheet in its Form 10-Q for the quarter ended September 30, 2021. Subsequent to the dissolution of PA1, its assets and liabilities will no longer be consolidated and included in the Company’s balance sheet. As of December 29, 2021, PA1’s total assets were nil and its total liabilities were $10,234,501 (including the Pennvest Loan in the aggregate amount of $10,009,802, accounts payable of $212,263 and accrued liabilities of $12,436. The net amount of $10,234,502 was recognized as a gain on the legal dissolution of a subsidiary in other (income) expense.

The Company has incurred interest expense related to the Pennvest Loan of $61,722 for both the three months ended December 31, 2021 and 2020, respectively, and $123,444 for both the six months ended December 31, 2021 and 2020, respectively.

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

Note that while Bion believes that the Kreider 2 Project and/or subsequent Bion Projects in PA and the Chesapeake Bay Watershed will eventually generate revenue from the sale of: a) nutrient reductions (credits or in other form), b) renewable energy (and related credits), c) sales of fertilizer products, and/or d) potentially, in time, credits for the reduction of greenhouse gas emissions, plus e) license fees related to a ‘sustainable brand’ the Covid-19 pandemic has delayed legislative efforts needed to commence its development. We believe that the potential market is very large, but it is not possible to predict the exact timing and/or magnitude of these potential markets at this time.

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

THE COVID-19 PANDEMIC HAS FURTHER INCREASED UNCERTAINTIES RE SB 575 AND ALL POLICY INITIATIVES. SEE FURTHER DISCUSSION HEREIN.

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

The Company currently anticipates that a Sustainable/Sustainable Organic Grain-Fed Beef JV is likely to be its initial full-scale 3G Project (but the Kreider 2 poultry JV in PA remains a possibility). Now that Bion has commenced development of its initial project 3G Tech by leasing land, beginning the site-specific design and permitting processes and commenced procurement of project modules, we believe it will be possible to commence development of a full-scale 3G Project during the 2023 calendar year, but further delays are possible. It is not possible at this time to firmly predict where the initial JVs and Project will be developed or the order in which Projects will be developed. All potential Projects are in very early discussion and pre-development stages and may never progress to actual development or may be developed after other Projects not yet under active consideration.

Bion also hopes to be able to move forward on multiple JVs/Projects through 2023-2027 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2027) of approximately commencing 3-8 or more JVs/Projects pursuant to joint ventures (or similar agreements). Management hopes to have identified and begun development work related to 3 (or more) JV Projects over the next 3 years. At the end of the 5-year period, Bion projects that 3-5 or more of these JVs/Projects will be in commercial operation in 3 or more states, and the balance would be in various stages ranging from partial operation to early development stage. It is possible that one or more Projects will be developed in joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East). No such large scale JVs/Projects (including Integrated Projects) have been developed to date.

The Company’s audited financial statements for the years ended June 30, 2021 and 2020 were prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $3,451,000 and $4,553,000 during the years ended June 30, 2021 and 2020, respectively. The Report of the Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended June 30, 2021 includes a “going concern” explanatory paragraph which means that there are factors that raise substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses from operations of approximately $673,000 and $447,000 for the three months ended December 31, 2021 and 2020, respectively. At December 31, 2021, the Company has working capital and a stockholders’ deficit of approximately $4,006,000 and $912,000, respectively. Management’s plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

COVID-19 PANDEMIC RELATED MATTERS:

The Company faces risks and uncertainties and factors beyond our control that are magnified during the current Covid-19 pandemic and the unique economic, financial, governmental and health-related conditions in which the Company, the country and the entire world now reside. To date the Company has experienced direct impacts in various areas including but without limitation: i) government ordered shutdowns which have slowed the Company’s research and development projects and other initiatives, ii) shifted focus of state and federal governments which is likely to negatively impact the Company’s legislative initiatives in Pennsylvania and Washington D. C., iii) strains and uncertainties in both the equity and debt markets which have made discussion and planning of funding of the Company and its initiatives and projects with investment bankers, banks and potential strategic partners more tenuous, iv) strains and uncertainties in the agricultural sector and markets have made discussion and planning more difficult as future industry conditions are now more difficult to assess and predict, v) constraints due to problems experienced in the global industrial supply chain since the onset of the Covid-19 pandemic, which have delayed certain research and development testing and are likely to delay and/or increase the cost of construction of the initial 3G Tech installation as equipment remains difficult to acquire/fabricate in a timely manner and labor shortages slow the production processes, vi) due to the age and health of our core management team, all of whom are age 70 or older and have had one or more existing health issues, the Covid-19 pandemic places the Company at greater risk than was previously the case (to a higher degree than would be the case if the Company had a larger, deeper and/or younger core management team), and vii) there almost certainly will be other unanticipated consequences for the Company as a result of the current pandemic emergency and its aftermath.

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

Lease Accounting:

The Company accounts for leases under ASC 842, Leases (“ASC 842”). Accordingly, the Company will determine whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain of not exercising, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated statements of operations over the lease term.

For leases with a term exceeding 12 months, a lease liability is recorded on the Company’s consolidated balance sheet at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term. A corresponding right-of-use (“ROU”) asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. The Company's incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease.

THREE MONTHS ENDED DECEMBER 31, 2021 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2020

Revenue

Total revenues were nil for both the three months ended December 31, 2021 and 2020, respectively.

General and Administrative

Total general and administrative expenses were $618,000 and $292,000 for the three months ended December 31, 2021 and 2020, respectively.

General and administrative expenses, excluding stock-based compensation charges of $13,000 and $34,000, were $605,000 and $258,000 for the three months ended December 31, 2021 and 2020, respectively, representing a $347,000 increase. Salaries and related payroll tax expenses were $110,000 and $75,000 for the three months ended December 31, 2021 and 2020, respectively, representing a $35,000 increase due to a consultant being partially paid as an employee and a pay increase for employees during the three months ended December 31, 2021. Consulting costs were $188,000 and $95,000 for the three months ended December 31, 2021 and 2020, respectively. The $93,000 increase in consulting costs is the result of hiring a branding and marketing consultant for the Company. Investor relations expenses were $89,000 and $9,000 for the three months ended December 31, 2021 and 2020, respectively, and the increase is due to a new contract with an investor relations firm and increased activity during the three months ended December 31, 2021 due to the resumption of investor conferences. Legal costs were $121,000 and nil for the three months ended September 30, 2021 and 2020, respectively, due to the hiring of a law firm to represent the Company in a lawsuit for the hack and attempt to steal the Company’s domain, engaging a law firm on the dissolution of PA-1, legal work in relation to corporate structure matters and preparation for the 2022 shareholder meeting and other matters.

General and administrative stock-based employee compensation for the three months ended December 31, 2021 and 2020 consists of the following:

	Three months ended December 31, 2021	Three months ended December 31, 2020
General and administrative:
Change in fair value from modification of option terms	$—	$9,000
Change in fair value from modification of warrant terms	6,000	25,000
Fair value of stock options expensed under ASC 718	—	—
Total	$6,000	$34,000

Stock-based compensation charges were $13,000 and $34,000 for the three months ended December 31, 2021 and 2020, respectively. The fair value of stock options expensed for the three months ended December 31, 2021 and 2020 was nil for both periods, respectively. The Company granted no options during the three months ended December 31, 2021 and 2020. Compensation expense relating to the change in fair value from the modification of option terms was nil and $9,000 the three months ended December 31, 2021 and 2020, respectively, as the Company granted an extension of certain option expiration dates for two consultants during the three months ended December 31, 2020. During the three months ended December 31, 2021 and 2020, respectively, the Company extended expiration dates of warrants for certain consultants and issued additional warrants to certain consultants which resulted in the recognition of $13,000 and $25,000 in non-cash compensation.

Depreciation

Total depreciation expense was $332 and $207 for the three months ended December 31, 2021 and 2020, respectively.

Research and Development

Total research and development expenses were $54,000 and $155,000 for the three months ended December 31, 2021 and 2020, respectively.

Salaries and related payroll tax expenses were nil and $22,000 for the three months ended December 31, 2021 and 2020, respectively as more salary expense was allocated to administrative expense for the three months ended December 31, 2021. Consulting costs were $35,000 and $54,000 for the three months ended December 31, 2021 and 2020, respectively.  The Company also incurred $19,000 and nil for the three months ended December 31, 2021 and 2020, respectively in legal costs related to patent applications and renewals. The Company incurred nil and $67,000 for the three months ended December 31, 2021 and 2020, respectively in the development of new technologies for its anaerobic digestate process.

 Loss from Operations

As a result of the factors described above, the loss from operations was $673,000 and $447,000 for the three months ended December 31, 2021 and 2020, respectively.

Other (Income) Expense

Other (income) expense was $(10,117,000) and $303,000 for the three months ended December 31, 2021 and 2020, respectively. The Company recognized a gain on the legal dissolution of PA-1 of $10,235,000. Interest expense of $3,000 and $163,000 was recorded during the three months ended December 31, 2021 and 2020, respectively, for the modification of warrant expiry dates for 108,500 and 3,244,110 warrants held by investors. Interest expense related to deferred compensation and convertible notes was $51,000 and $78,000 for the three months ended December 31, 2021 and 2020.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $489 and $524 for the three months ended December 31, 2021 and 2020, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net (income) loss attributable to Bion’s stockholders was $(9,444,000) and $750,000 for the three months ended December 31, 2021 and 2020, respectively, and the net (income) loss per basic common share was $(.23) and $0.02 for the three months ended December 31, 2021 and 2020, respectively.

SIX MONTHS ENDED DECEMBER 31, 2021 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2020

Revenue

Total revenues were nil for both the six months ended December 31, 2021 and 2020, respectively.

General and Administrative

Total general and administrative expenses were $1,109,000 and $595,000 for the six months ended December 31, 2021 and 2020, respectively.

General and administrative expenses, excluding stock-based compensation charges of $13,000 and $34,000, were $1,042,000 and $561,000 for the six months ended December 31, 2021 and 2020, respectively, representing a $481,000 increase. Salaries and related payroll tax expenses were $207,000 and $144,000 for the six months ended December 31, 2021 and 2020, respectively, representing a $63,000 increase due to a consultant being partially paid as an employee during the six months ended December 31, 2020. Consulting costs were $340,000 and $191,000 for the six months ended December 31, 2021 and 2020, respectively. The increase in consulting costs is partially due to work related to preparation for and development of our initial 3G Tech project. Investor relations expenses were $175,000 and $35,000 for the six months ended December 31, 2021 and 2020, respectively, and the increase is due to a new contract with an investor relations firm and increased activity during the three months ended December 31, 2021 due to the resumption of investor conferences. Legal costs were $146,000 and $1,000 for the six months ended December 31, 2021 and 2020, respectively, with increase due to the hiring of a law firm to represent the Company in a lawsuit for the hack and attempt to steal the Company’s domain, engaging a law firm on the dissolution of PA-1, legal work in relation to corporate structure matters and preparation for the 2022 shareholder meeting and other matters.

General and administrative stock-based employee compensation for the six months ended December 31, 2021 and 2020 consists of the following:

	Six months ended December 31, 2021	Six months ended December 31, 2020
General and administrative:
Change in fair value from modification of option terms	$—	$9,000
Change in fair value from modification of warrant terms	6,000	25,000
Fair value of stock options expensed under ASC 718	—	—
Total	$6,000	$34,000

Stock-based compensation charges were $13,000 and $34,000 for the six months ended December 31, 2021 and 2020, respectively. The fair value of stock options expensed for the six months ended December 31, 2021 and 2020 was nil for both periods. No options were granted during the six months ended December 31, 2021 and 2020. Compensation expense relating to the change in fair value from the modification of option terms was nil and $9,000 for the six months ended December 31, 2021 and 2020, respectively, as the Company granted an extension of certain option expiration dates for two consultants during the six months ended December 31, 2020. During the six months ended December 31, 2021 and 2020, respectively, the Company extended expiration dates of warrants for certain consultants and issued additional warrants to certain consultants which resulted in the recognition of $13,000 and $25,000 in non-cash compensation.

Depreciation

Total depreciation expense was $580 and $414 for the six months ended December 31, 2021 and 2020, respectively.

Research and Development

Total research and development expenses were $116,000 and $246,000 for the six months ended December 31, 2021 and 2020, respectively.

Research and development expenses, excluding stock-based compensation expenses of nil and nil were $116,000 and $246,000 for the six months ended December 31, 2021 and 2020, respectively. Salaries and related payroll tax expenses were $7,000 and $44,000 for the six months ended December 31, 2021 and 2020, respectively. Consulting costs were $66,000 and $104,000 for the six months ended December 31, 2021 and 2020, respectively.  The Company also incurred nil and $73,000 for the six months ended December 31, 2021 and 2020, respectively in the development of new components of the pilot program for its anaerobic digestate process.

Research and development stock-based employee compensation for the six months ended December 31, 2021 and 2020 consists of the following:

	Six Months ended December 31, 2021	Six Months ended December 31, 2020
Research and development:
Fair value of stock options expensed under ASC 718	$—	$—
Total	$—	$—

Stock-based compensation expenses were nil for both the six months ended December 31, 2021 and 2020, respectively. The Company expensed nil and nil for the fair value of stock options that vested during the six months ended December 31, 2021 and 2020.

Loss from Operations

As a result of the factors described above, the loss from operations was $1,226,000 and $841,000 for the six months ended December 31, 2021 and 2020, respectively.

Other Expense

Other (income) expense was $(10,007,000) and $408,000 for the six months ended December 31, 2021 and 2020, respectively. The Company recognized a gain on the legal dissolution of PA-1 of $10,235,000. Interest expense of $3,000 and $163,000 was recorded during the six months ended December 31, 2021 and 2020, respectively, due to the modification of warrant expiry dates for warrants held by investors. Interest expense related to convertible notes was $92,000 and $107,000 for the six months ended December 31, 2021 and 2020.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $1,000 for both the six months ended December 31, 2021 and 2020, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net (income) loss attributable to Bion’s stockholders was ($8,782,000) and $1,248,000 for the six months ended December 31, 2021 and 2020, respectively, and the net (income) loss per basic common share was $(.21) and 0.04 for both the six months ended December 31, 2021 and 2020, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements for the six months ended December 31, 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2021 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of December 31, 2021, the Company had cash of approximately $4,948,000. During the six months ended December 31, 2021, net cash used in operating activities was $853,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance, legal, accounting, consulting and investor relations expenses. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

During the six months ended December 31, 2021, the Company invested $92,000 in the purchase of property and equipment, primarily related to project construction in process.

Financing Activities

During the six months ended December 31, 2021, the Company received gross cash proceeds of $1,737,000 from the exercise of 2,315,550 warrants into shares of the Company’s common stock and paid approximately $19,000 in cash commissions related to the exercise of warrants.

As of December 31, 2021, the Company has debt obligations consisting of: a) deferred compensation of $477,000 and b) convertible notes payable – affiliates of $5,076,000.

Plan of Operations and Outlook

As of December 31, 2021, the Company had cash of approximately $4,948,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal years 2021 and 2020, the Company has faced progressively less difficulty in raising equity funding (but substantial equity dilution has resulted from the larger amounts of equity financing during the periods). However, the Company anticipates substantial increases in demands for capital and operating expenditures as it moves toward commercial implementation of its 3G Tech and development of JVs and, therefore, is likely to continue to face, significant cash flow management challenges due to limited capital resources and working capital constraints which have only recently begun to be alleviated. As a result, the Company has faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 5 and 7 to Financial Statements) and members of the Company's senior management have from time to time made loans to the Company. During the year ended June 30, 2018 senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000. As of December 31, 2021, such deferrals/loans totaled approximately $5,076,000 (including accrued interest and deferred compensation converted into convertible obligations and convertible promissory notes but excluding conversions of deferred compensation into the Company's common stock by officers, employees and consultants that have already been completed). The extended constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company's effort to develop its business. The Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again in 2018. The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company’s efforts to develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company is able to continue its recent increased success in its efforts to raise needed funds during the remainder of the current fiscal year (and subsequent periods), of which there is no assurance, management will not need to consider deeper cuts (including additional personnel cuts) and curtailment of ongoing activities including research and development activities.

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

The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing projects, JVs and proposed projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years. During the year ended June 30, 2021 the Company raised gross proceeds of approximately $5,209,000 through the sale of its securities and paid commissions of approximately $165,000, and anticipates raising additional funds from such sales and transactions. During the six month ended December 31, 2021, the Company raised gross proceeds for approximately $1,737,000 and paid cash commissions of approximately $18,600. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

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

For more details regarding the Company’s first commercial activity in the Retrofit segment which was represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered full-scale operation during 2011, see “KREIDER 1 (HISTORY AND STATUS)/DISSOLUTION OF BION PA 1 LLC (‘PA1”)” above and the Company’s Form 10-K for the year ended June 30, 2021.

See KREIDER 1 (HISTORY AND STATUS)/DISSOLUTION OF BION PA 1 LLC (‘PA1”) above for discussion of the dissolution of PA1, the Pennvest Loan and the Kreider 1 project.

As indicated above, the Company anticipates that it will seek to raise from $10,000,000 to $50,000,000 or more (from debt, equity, joint venture, strategic partnering, etc.) during the next twelve months, some of which may be in the context of joint ventures for the development of one or more large scale projects. We reiterate that there is no assurance, especially in the extremely unsettled capital markets that presently exist for companies such as Bion, that the Company will be able to obtain the funds that it needs to stay in business, finance its Projects, JVs and other activities, continue its technology development and/or to successfully develop its business.

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

The following table summarized the supplemental cash flow information for the six months ended December 31, 2021:

December 31, 2021
Cash paid for noncancelable operating lease included in the operating cash flows	$60,000
Right of use assets obtained in exchange for operating lease liabilities	$180,586

The future minimum lease payment under noncancelable operating lease with terms greater than one year as of December 31, 2022:

From January 2022 to December 2022	—
From January 2023 to December 2023	75,000
From January 2024 to December 2024	75,000
Undiscounted cash flow	150,000
Less imputed interest	(27,395)
Total	$122,605

The weighted average remaining lease term and discounted rate related to the Company’s lease liability as of December 31, 2022 were 3 years and 10%, respectively. The Company’s lease discount rate is generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s lease cannot be readily determined.

Through 3G1 the Company is in the process of developing the Initial Project. See discussion above and in the Notes to our Financial Statements.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is currently involved in no litigation matters except:

A: Website

As previously reported, on Saturday morning, July 17, 2021, our historical website domain – biontech.com – and email services were compromised and disabled. Research indicated that an unknown party had ‘hijacked’ the domain in a theft attempt. On September 10, 2021, the Company filed a federal lawsuit ‘in rem’ to recover the <biontech.com> domain and the unknown ‘John Doe’ who hacked and attempted to steal the website. The litigation was filed in the United States District Court for the Eastern District of Virginia, Alexandria Division under the heading ‘Bion Environmental Technologies, Inc., Plaintiff, vs John Doe and <biontech.com>, Defendants’ (Case No. 1:21-cv-01034), seeking recovery of the domain name and other relief as set forth therein.

On November 19, 2021, the United States District Court for the Eastern District of Virginia, Alexandria Division issued an order stating that “… ORDERED, ADJUDGED and Decreed that plaintiff Bion Environmental Technologies, Inc. (‘plaintiff) Is the lawful owner of domain name <biontech.com> ….” under the heading ‘Bion Environmental Technologies, Inc., Plaintiff, vs John Doe and <biontech.com>, Defendants’ (Case No. 1:21-cv-01034). The Company has moved the domain name <biontech.com> to a new registrar and reactivated it for the Company’s use (paired currently with its current bionenviro.com website).

B: Dissolution of Bion PA1, LLC (“PA1”)

On September 25, 2014, the Pennsylvania Infrastructure Investment Authority (“Pennvest”) exercised its right to declare the PA1’s Pennvest Loan in default, accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and did/does not have the resources to make the payments demanded by Pennvest. PA1 commenced discussions and negotiations with Pennvest concerning this matter but Pennvest rejected PA1’s proposal made during the fall of 2014. PA1 made a final proposal to Pennvest during September 2021 which proposal was also rejected by Pennvest. PA1 provided Pennvest with its financial statements (which include a description of system status) annually. During the 2021 fiscal year, Pennvest’s auditors requested a ‘corrective action plan’ and PA1 informed Pennvest that “… there is no viable corrective action plan for the Pennvest Loan (‘Loan’). The facility funded by the Loan has been shut down for many years (which has been disclosed in the annual financial reports to Pennvest and in public filings by the parent of Bion PA 1, LLC) and the technology utilized in the facility is now obsolete. The facility has not been commercially operated for approximately six years and has generated zero income. We recommend that Pennvest take appropriate steps to remove and sell the equipment.” Pennvest responded favorably to the approach of selling the equipment.

On December 29, 2021, the Company approved and executed a Consent of the Sole Member of Bion PA 1 (the “Consent to Dissolution”) that authorized the complete liquidation and dissolution of PA1. A Statement of Dissolution was filed by PA1 with the Colorado Secretary of State on December 29, 2021. The Company is of the understanding that the liquidation value of Bion PA 1’s property is substantially below the current amount outstanding under the Funding Agreement dated October 27, 2010 by and between PA1 and Pennvest, the only known secured creditor of PA1. Post-dissolution, PA1’s activities will be limited entirely to activities required to properly distribute its net assets to creditors and wind down its business. PA 1 is prepared to transfer to Pennvest all of PA1’s right, title and interest in its property (by a bill of sale or other acceptable agreement) or alternatively, with Pennvest’s approval and direction, arrange for the sale of its property and deliver all proceeds (net of commissions and customary costs of sale) to Pennvest. PA1 and Pennvest have entered into communication/exchanges to determine how Pennvest would like PA1 to proceed with this process. The Company’s personnel will assist PA1 with this process as needed at no cost to PA1.

Upon the complete distribution of all assets of PA1, whether by transfer or sale as provided above, PA1 will use commercially reasonable efforts to cause the cessation of all activities. No distributions of PA1’s assets will be made to the Company or its affiliates. The Consent to Dissolution authorized Mark A. Smith, the Company’s President and the sole manager of PA1, to cause to be delivered for filing the Statement of Dissolution, to give notice of the dissolution, and to take any other act necessary to wind up and liquidate the business.

PA 1 has made no payments to vendors or other creditors in connection with the dissolution. No distributions or payments of any kind have ever been made to the Company, the sole member of PA1 since inception and no payment will be made to the Company or any affiliate in connection with the dissolution.

Through the date of the dissolution, PA1 was a wholly-owned subsidiary of the Company and its assets and liabilities were included on the Company’s consolidated balance sheet. At September 30, 2021, PA1’s total assets were $297 and its total liabilities were $10,154,334 (including the Pennvest Loan in the aggregate amount of $9,939,148, accounts payable of $214,235 and accrued liabilities of $950) which sums were included in the Company’s consolidated balance sheet in its Form 10-Q for the quarter ended September 30, 2021. Subsequent to the dissolution of PA1, its assets and liabilities are not and will no longer be consolidated and included in the Company’s balance sheet. As of December 29, 2021, PA1’s total assets where nil and its total liabilities were $10,234,501 (including the Pennvest Loan in the aggregate amount of $10,009,802, accounts payable of $212,263 and accrued liabilities of $12,436. The net amount of $10,234,501 was recognized as a gain on the legal dissolution of a subsidiary in other (income) expense. See Item 1, “Financial Statements” above.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended December 31, 2021, the Company sold the following restricted securities: a) 25,171 shares of common stock issued pursuant to our 2006 Consolidated Incentive Plan (“Plan”) upon the conversion of debt and b) 2,176,216 shares of common stock issued pursuant to exercise of 2,176,216 @ $0.75/warrant and the Company received gross proceeds of $1,632,162. All of these transactions the Company relied on the exemptions in Section 4(2) of the Securities Act of 1933, as amended, and/or under Rule 506 of Regulation D under the Securities Act of 1933, as amended. See Notes to Financial Statements (included herein) for additional details.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: February 14, 2022	By:	/s/ Mark A. Smith
Mark A. Smith, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 14, 2022	By:	/s/ Dominic Bassani
Dominic Bassani, Chief Executive Officer

