Form 10-Q
period 2022-03-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2022-05-12
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

On May 1, 2022, there were 43,733,820 Common Shares issued and 43,029,511 Common Shares outstanding.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2022	2021
	(unaudited)

ASSETS

Current assets:
Cash	$3,602,089	$4,216,321
Prepaid expenses	5,271	124,049
Other receivable (Notes 9 and 10)	902,490	—
Deposits and other assets	46,000	1,000

Total current assets	4,555,850	4,341,370

Operating lease right-of-use asset	158,772	—
Property and equipment, net (Note 3)	1,833,548	541

Total assets	$6,548,170	$4,341,911

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,217,838	$570,050
Series B Redeemable Convertible Preferred stock, $0.01 par value, 50,000 shares authorized; 0 and 200 shares issued and outstanding, liquidation preference of $0 and $40,000, respectively (Note 7)	—	37,400
Deferred compensation (Note 4)	525,699	479,208
Loan payable and accrued interest (Note 5)	—	9,868,495

Total current liabilities	1,743,537	10,955,153

Operating lease liability	125,699	—
Convertible notes payable - affiliates (Note 6)	5,123,123	4,793,097

Total Liabilities	6,992,359	15,748,250

Deficit:
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 50,000 shares authorized, no shares issued and outstanding	—	—
Series C Convertible Preferred stock, $0.01 par value, 60,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 250,000,000 shares authorized, 43,733,820 and 41,315,986 shares issued, respectively; 43,029,511 and 40,611,677 shares outstanding, respectively	—	—
Additional paid-in capital	123,155,326	121,399,067
Subscription receivable - affiliates (Note 8)	(504,650)	(504,650)
Accumulated deficit	(123,132,438)	(132,339,873)

Total Bion's stockholders’ deficit	(481,762)	(11,445,456)

Noncontrolling interest	37,573	39,117

Total deficit	(444,189)	(11,406,339)

Total liabilities and deficit	$6,548,170	$4,341,911

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MARCH 31, 2022 AND 2021
(UNAUDITED)

	Three months ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

Revenue	$—	$—	$—	$—

Operating expenses:
General and administrative (including stock-based compensation (Note 7))	397,743	1,114,298	1,506,839	1,708,857
Depreciation	252	206	832	620
Research and development (including stock-based compensation (Note 7))	29,411	332,208	145,624	578,581

Total operating expenses	427,406	1,446,712	1,653,295	2,288,058

Loss from operations	(427,406)	(1,446,712)	(1,653,295)	(2,288,058)

Other (income) expense:
Forgiveness of debt	—	(34,800)	—	(34,800)
Interest income	(1,338)	—	(4,101)	—
Interest expense	51,361	137,911	281,906	545,422
Gain on sale of domain (Note 9)	(902,490)	—	(902,490)	—
Gain on legal dissolution of subsidiary (Note 5)	—	—	(10,234,501)	—

Total other expense	(852,467)	103,111	(10,859,186)	510,622

Net income (loss)	425,061	(1,549,823)	9,205,891	(2,798,680)

Net loss attributable to the noncontrolling interest	549	1,219	1,544	2,258

Net income (loss) applicable to Bion's common stockholders	$425,610	$(1,548,604)	$9,207,435	$(2,796,422)

Net income (loss) applicable to Bion's common stockholders per basic and diluted common share	$0.01	$(0.05)	$0.22	$(0.09)

Weighted-average number of common shares outstanding:
Basic and diluted	43,029,511	32,919,811	41,602,390	31,624,309

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
NINE MONTHS ENDED MARCH 31, 2022 AND 2021
(UNAUDITED)

Nine months ended March 31, 2021
	Bion's Shareholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in	Subscription Rec -eivables for	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Shares	deficit	interest	equity/(deficit)

Balances, July 1, 2020	—	$—	—	$—	31,409,005	$—	114,266,683	$(504,650)	$(128,891,893)	$41,902	$(15,087,958)
Sale of units	—	—	—	—	3,700,000	—	1,850,000	—	—	—	1,850,000
Commissions on sale of units	—	—	—	—	—	—	(160,000)	—	—	—	(160,000)
Vesting of options for services	—	—	—	—	—	—	1,017,700	—	—	—	1,017,700
Modification of options	—	—	—	—	—	—	8,775	—	—	—	8,775
Modification of warrants	—	—	—	—	—	—	212,645	—	—	—	212,645
Issuance of warrants	—	—	—	—	—	—	2,500	—	—	—	2,500
Warrants exercised for common shares	—	—	—	—	5,000	—	3,750	—	—	—	3,750
Sale of common shares	—	—	—	—	300,000	—	300,000	—	—	—	300,000
Issuance of units for services	—	—	—	—	36,000	—	18,000	—	—	—	18,000
Conversion of debt and liabilities	—	—	—	—	336,305	—	168,151	—	—	—	168,151
Net loss	—	—	—	—	—	—	—	—	(2,796,422)	(2,258)	(2,798,680)
Balances, March 31, 2021	—	$—	—	$—	35,786,310	$—	$117,688,204	$(504,650)	$(131,688,315)	$39,644	$(14,465,117)

Nine months ended March 31, 2022
	Bion's Shareholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional	Subscription Rec-	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	-eivables for Shares	deficit	interest	equity/(deficit)
Balances, July 1, 2021	—	$—	—	$—	41,315,986	$—	$121,399,067	$(504,650)	$(132,339,873)	$39,117	$(11,406,339)
Warrants exercised for common shares	—	—	—	—	2,315,550	—	1,736,662	—	—	—	1,736,662
Commissions on warrant exercises	—	—	—	—	66,860	—	(18,601)	—	—	—	(18,601)
Conversion of debt and liabilities	—	—	—	—	35,424	—	17,711	—	—	—	17,711
Modification of warrants	—	—	—	—	—	—	8,337	—	—	—	8,337
Issuance of warrants	—	—	—	—	—	—	7,500	—	—	—	7,500
Vesting of options for services	—	—	—	—	—	—	4,650	—	—	—	4,650
Net loss	—	—	—	—	—	—	—	—	9,207,435	(1,544)	9,205,891
Balances, March 31, 2022	—	$—	—	$—	43,733,820	$—	$123,155,326	$(504,650)	$(123,132,438)	$37,573	$(444,189)

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2022 AND 2021
(UNAUDITED)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$9,205,891	$(2,798,680)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Gain on legal dissolution of subsidiary	(10,234,501)	—
Depreciation expense	832	620
Forgiveness of debt	—	(34,800)
Accrued interest on loans payable, deferred compensation and other	299,770	572,431
Stock-based compensation	17,774	1,072,481
Decrease in prepaid expenses	118,778	1,906
(Increase) in deposits and other assets	(45,000)	—
(Increase) in other receiable from the sale of domain name	(902,490)	—
Increase (decrease) in accounts payable and accrued expenses	223,822	(39,521)
(Decrease) in operating lease asCzywMsets and liabilities	(33,073)	—
Increase in deferred compensation	224,367	341,705

Net cash (used in) operating activities	(1,123,830)	(883,858)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,167,463)	—

Net cash (used in) investing activities	(1,167,463)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	1,736,662	3,750
Commissions on exercise of warrants	(18,601)	—
Redemption of Preferred Series B shares and interest	(41,000)	—
Proceeds from sale of units	—	1,850,000
Commissions on sale of units	—	(160,000)
Proceeds from sale of common shares	—	300,000

Net cash provided by financing activities	1,677,061	1,993,750

Net increase (decrease) in cash	(614,232)	1,109,892

Cash at beginning of period	4,216,321	560,828

Cash at end of period	$3,602,089	$1,670,720

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$28

Non-cash investing and financing transactions:
Conversion of debt and liabilities into common units	$17,711	$168,151
Shares issued for warrant exercise commissions	$50,145	$16,100
Purchase of property and equipment for accounts payable	$666,375	$—
Conversion of deferred compensation to notes payable	$190,000	$—

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2022 AND 2021

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

From 2016 to 2021 fiscal years, the Company has focused a large portion of its activities on developing, testing and demonstrating the 3rd generation of its technology and technology platform (“3G Tech”) with emphasis on increasing the efficiency of production of valuable co-products from the waste treatment process, including ammonia nitrogen in the form of organic ammonium bicarbonate products. The Company’s initial ammonium bicarbonate liquid product completed its Organic Materials Review Institute (“OMRI”) application and review process with approval during May 2020. Applications for our first solid ammonium bicarbonate product line have been filed with OMRI, the California Department of Food & Agriculture (“CDFA”) and the Iowa Organic Program (“IOP”) and are in the review process (which is likely to require an extended periods of time and multiple procedural steps in part due to the novel nature of Bion’s 3G Tech in the context of organic certifications). See “Organic Fertilizer Listing/Certification Process” below.

Bion is now focused primarily on: i) development/construction of its initial commercial-scale 3G Tech installation (see below and Note 3 and Note 10), ii) developing applications and markets for its organic fertilizer products and its sustainable (conventional and organic) animal protein products, and iii) preliminary discussions regarding initiation and development of joint ventures (“JVs” as discussed below) (and related projects) based on the augmented capabilities of our 3G Tech, while (iv) continuing to pursue development opportunities related to large retrofit projects (such as the Kreider poultry project JV described below) and ongoing R&D activities.

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

During late September 2021, Bion entered into a lease for the development site of its initial commercial scale 3G Tech project in September 2021(“Initial Project”), which Initial Project will be located on approximately four (4) acres of leased land near Fair Oaks, Indiana, and a related agreement regarding disposal of certain manure effluent with the Curtis Creek Dairy unit of Fair Oaks Farms (“FOF”). Design and pre-development work commenced during August 2021 and preliminary surveying, site engineering and other work is now underway along with site-specific engineering and design work. The Initial Project will be an environmentally sustainable beef cattle feeding facility, equipped with state-of-the-art housing and Bion’s 3G-Tech platform to provide waste treatment and resource recovery. Bion has designed the project to house and feed approximately 300 head of beef cattle. The facility will include Bion’s 3G Tech platform including: i) covered barns (possibly including roof top solar photovoltaic generation), ii) anaerobic digestion for renewable energy recovery, iii) livestock waste treatment and resource recovery technology, iv) Bion’s ammonium bicarbonate recovery and crystallization technology and iv) data collection software to document system efficiencies and environmental benefits (with the Bion 3G Tech facilities capable of treating the waste from approximately 1,500 head). The facility will be large enough to demonstrate engineering capabilities of Bion’s 3G Tech at commercial scale, but small enough that it can be constructed and commissioned relatively quickly, with construction and assembly operations targeted to commence sometime late in 2022 when the core modules of the Bion system have been fabricated and delivered to the site. 3G1 has been moving forward with the development process of the Initial Project. See Note 3 “Property and Equipment” and Note 10 “Subsequent Events” (for activities since the start of the fourth quarter of the 2022 fiscal year).

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

Upon completing the primary goals of the Initial Project, (coupled with obtaining organic certifications(s) for our for our solid ammonium bicarbonate fertilizer product line), Bion expects to be ready to move forward with its plans for development of much larger facilities. The Company anticipates that discussions and negotiations regarding potential JVs with strategic partners in the financial, livestock and food distribution industries to develop large scale projects will commence during the development/construction of the Initial Project with a 2023 goal of establishing JV’s for large scale projects that will produce sustainable and/or sustainable-organic corn-fed beef. These products will be supported by a USDA PVP-certified sustainable brand that will, initially, highlight reductions in carbon and nutrient footprint, as well as pathogen reductions associated with foodborne illness and antibiotic resistance, along with the organic designation where appropriate. Bion has successfully navigated the USDA PVP application process previously, having received conditional approval of its 2G Tech platform (pending resubmission and final site audits), and is confident it will be successful in qualifying its 3G Tech platform.

After the basic technology start-up milestones of the Initial Project (primarily optimization and steady-state operations of the core modules of our 3G Tech platform) have been met, the core modules may be re-located to a subsequent more permanent location to be determined at a later date. The Company is in discussion with the University of Nebraska-Lincoln to jointly develop an integrated beef facility based on Bion’s business model at its Klosterman Feedlot Innovation Center (“KFIC”) including innovative barns, an anaerobic digester and a Bion 3G Tech system to conduct ongoing research and development related thereto and the KFIC is a possible site for long term re-location. This venture, if it moves forward, is anticipated to include joint preparation of applications for grants and other funding from the USDA (‘climate smart’ program, rural development, etc.) and other sources

Additionally, the Company believes there will also be opportunities to proceed with selected ‘retrofit projects’ of existing facilities (see ‘3G Tech Kreider 2 Poultry Project’ below as an example).

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

Sustainable Beef

Bion’s goal is to be first to market with meaningfully sustainable, and verified, beef products that can be produced at sufficient scale to service national market demand. The cattle produced at a Bion facility will enjoy a substantially lower carbon footprint, dramatically reduced nutrient impacts to water, and an almost total pathogen kill in the waste stream. A Bion sustainable beef facility will be comprised of covered barns with slotted floors, which allow the waste to pass through and be collected quickly and frequently to reduce ammonia volatilization and loss, as well as odors. Covered barns will reduce weather impacts on the livestock and have been demonstrated to promote improved general health and weight gain in the cattle housed in them. The barns represent a very large roof surface area, which will be utilized in appropriate geographical locations for the installation of photovoltaic solar generation systems to produce electricity for the facility, as well as export to the grid. Waste treatment and resource recovery will be provided by Bion’s advanced 3G Tech platform, which Bion believes offers the most comprehensive solution for livestock waste available today. In addition to direct environmental benefits, every pound of nitrogen that is captured, upcycled, and returned to the agricultural nitrogen cycle as high-quality fertilizer (vs lost to contaminate downstream waters), is also a pound of nitrogen that will not have to be produced as synthetic urea or anhydrous ammonia, with their tremendous carbon cost. System performance and environmental benefits will be monitored and verified through third parties, with USDA PVP certification of the sustainable brand that Bion also believes will be the most comprehensive available in the market.

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

The Company has focused a large portion of its activities on developing, testing and demonstrating the 3rd generation of its technology and technology platform (“3G Tech”) with emphasis on increasing the efficiency of production of valuable co-products from the waste treatment process, including ammonia nitrogen in the form of organically listed soluble nitrogen fertilizer products. The Company’s initial liquid product completed its Organic Materials Review Institute (“OMRI”) application and review process with approval during May 2020.

Applications for our first solid form of concentrated ammonia, soluble nitrogen fertilizer product line have been filed with OMRI (filed during May 2021), the Iowa Organic Program (“IOP”)(filed during March 2022) and the California Department of Food & Agriculture (“CDFA”)(filed during May 2022) and are each in the review process ---which processes are likely to require an extended periods of time and multiple procedural steps with each entity in part due to the novel nature of Bion’s 3G Tech in the context of organic certifications. The OMRI application has proceeded through multiple stages of review and rebuttal/appeal without receiving a positive result to date. The Company anticipates filing a new ‘rebuttal’ to the most recent determinations during the month of June. The Company filed applications with the IOP and the CDFA for our solid ammonium bicarbonate product line have only recently entered into the review process. The Company’s product line is novel in part due to the fact that there is not a formal listing category for a solid form of concentrated ammonia, soluble nitrogen fertilizers and there is no clear guidance at present from internal policy manuals on how to categorize this product and the process that produced it. There is also no clear guidance at present from either the NOP or the National Organic Standards Board (“NOSB”) (which is currently involved in a related review and recommendations process regarding ‘high nitrogen liquid fertilizers’ derived from ammonia from manure). The Company and its representatives are involved in discussions regarding resolution of these matters at all three levels. The Company anticipates positive resolution of this matter with one or more listings/certifications of this product line well prior to operational dates for the Company’s initial large scale JV 3G projects.

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

Going concern and management’s plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $3,451,000 and $4,553,000 during the years ended June 30, 2021 and 2020, respectively, and a net income of approximately $9,207,000 during the nine months ended March 31, 2022. The net income for the nine months is largely due to a one-time, non-cash event of the dissolution of PA-1 and a gain of approximately $10,235,000 (Note 5). Additionally, the Company realized a one-time gain of $902,490 from the sale of the Company’s ‘biontech.com’ domain pursuant to a purchase agreement during the period (Note 9 and Note 10). There was an operating loss of approximately $1,548,000 for the nine months ended March 31, 2022. At March 31, 2022, the Company has working capital and a stockholders’ deficit of approximately $2,812,000 and $482,000, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management’s plans with regard to these conditions.

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

During the nine months ended March 31, 2022, the Company received total proceeds of approximately $1,737,000 from the sale of its equity securities and paid approximately $18,601 in cash commissions.

During fiscal years 2021 and 2020, the Company has faced progressively less difficulty in raising equity funding (but substantial equity dilution has gone along with the larger amounts of equity financing during the periods) than was experienced in the prior 3 years except that during the first nine months of the current fiscal year, the Company has raised equity funds at a rate materially lower than the average rate during fiscal year 2021. The Company anticipates substantial increases in demands for capital and operating expenditures as it moves toward commercial implementation of its 3G Tech and development of JVs (including costs associated with additions of personnel to carry out the business activities of the Company) and, therefore, is likely to continue to face, significant cash flow management challenges due to limited capital resources and working capital constraints which have only recently begun to be alleviated. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees and consultants have been deferring (and continue to defer) portions of their cash compensation and/or are accepting compensation in part in the form of securities of the Company and/or converting portions of their compensation and deferred compensation to securities of the Company (Notes 5 and 7) and members of the Company’s senior management have made loans to the Company from time to time. During the year ended June 30, 2018, senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000. Additionally, the Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again during the year ended June 30, 2018. The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company’s efforts to develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company is able to continue its recent relative success in its efforts to raise needed funds during the remainder of the current fiscal year (and subsequent periods), of which there is no assurance, management will not need to consider deeper cuts (including additional personnel cuts) and curtailment of ongoing activities including research and development activities.

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

Covid-19 pandemic related matters:

The Company faces risks and uncertainties and factors beyond our control that are magnified during the current Covid-19 pandemic and the unique economic, financial, governmental and health-related conditions in which the Company, the country and the entire world now reside. To date the Company has experienced direct impacts in various areas including but without limitation: i) government ordered shutdowns which have slowed the Company’s research and development projects and other initiatives, ii) shifted focus of state and federal governments which is likely to negatively impact the Company’s legislative initiatives in Pennsylvania and Washington D. C., iii) strains and uncertainties in both the equity and debt markets which have made discussion and planning of funding of the Company and its initiatives and projects with investment bankers, banks and potential strategic partners more tenuous, iv) strains and uncertainties in the agricultural sector and markets have made discussion and planning more difficult as future industry conditions are now more difficult to assess and predict, v) constraints due to problems experienced in the global industrial supply chain since the onset of the Covid-19 pandemic, which have delayed certain research and development testing and are likely to delay and/or increase the cost of construction of the Company’s initial 3G Tech installation if equipment remains difficult to acquire in a timely manner, vi) due to the age and health of our core management team, many of whom are age 70 or older and have had one or more existing health issues, the Covid-19 pandemic places the Company at greater risk than was previously the case (to a higher degree than would be the case if the Company had a larger, deeper and/or younger core management team), and vii) there almost certainly will be other unanticipated consequences for the Company as a result of the current pandemic emergency and its aftermath.

2.       SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bion Integrated Projects Group, Inc., Bion Technologies, Inc., BionSoil, Inc., Bion Services, Bion PA2 LLC and Bion 3G-1 LLC (“3G1”) ; and its 58.9% owned subsidiary, Centerpoint Corporation (“Centerpoint”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Bion PA1 LLC was dissolved on December 29, 2021 (See Note 5). Its operating losses are included in the consolidation through December 29, 2021.

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at March 31, 2022, and the results of operations of the Company for the three and nine months ended March 31, 2022 and 2021 and the cash flows of the Company for the nine months ended March 31, 2022 and 2021. Operating results for the three and nine months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending June 30, 2022.

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

Loss per share:

Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share or increase the earnings per share. During the three and nine months ended March 31, 2022 and 2021, the basic and diluted loss per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants, options and convertible securities excluded from the calculation of basic loss per share:

	March 31, 2022	March 31, 2021
Warrants	19,078,635	24,653,567
Options	10,481,600	10,471,600
Convertible debt	10,847,026	10,368,364
Convertible preferred stock	—	19,750

The following is a reconciliation of the denominators of the basic and diluted loss per share computations for the three and nine months ended March 31, 2022 and 2021:

	Three months ended March 31, 2022	Three months ended March 31, 2021	Nine months ended March 31, 2022	Nine months ended March 31, 2021
Shares issued – beginning of period	43,733,850	32,270,594	41,315,986	31,409,005
Shares held by subsidiaries (Note 7)	(704,309)	(704,309)	(704,309)	(704,309)
Shares outstanding – beginning of period	43,029,511	31,566,285	40,611,677	30,704,696
Weighted average shares issued during the period	—	1,353,526	990,713	919,613
Diluted weighted average shares – end of period	43,029,511	32,919,811	41,602,390	31,624,309

Use of estimates:

In preparing the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements:

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s consolidated financial statements properly reflect the change.

3.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	March 31, 2022	June 30, 2021
Machinery and equipment	$—	$2,222,670
Buildings and structures	—	401,470
Computers and office equipment	13,598	171,485
3G project construction in process	1,829,883	—
Property and equipment, gross	1,843,481	2,795,625
Less accumulated depreciation	(9,933)	(2,795,084)
Property and equipment, net	$1,833,548	$541

Management has reviewed the remaining property and equipment for impairment as of March 31, 2022, and believes that no impairment exists.

Depreciation expense was $252 and $206 for the three months ended March 31, 2022 and 2021, respectively, and $832 and $620 for the nine months ended March 31, 2022 and 2021, respectively.

4.       DEFERRED COMPENSATION:

The Company owes deferred compensation to various employees, former employees and consultants totaling $525,699 and $1,012,159 as of March 31, 2022 and 2021, respectively. Included in the deferred compensation balances as of March 31, 2022, are $410,585 and nil owed Dominic Bassani (“Bassani”), the Company’s Chief Operating Office ( who was Chief Executive Officer until through April 30, 2022), and Mark A. Smith (“Smith”), the Company’s President, respectively, pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, accrues interest at 4% per annum and can be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month. The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month. The deferred compensation owed Bassani and Smith as of March 31, 2021 was $385,367 and $380, respectively. The Company also owes various consultants and an employee, pursuant to various agreements, for deferred compensation of $42,614 and $580,912 as of March 31, 2022 and 2021, respectively, with similar conversion terms as those described above for Bassani and Smith, with the exception that the interest accrues at 3% per annum. The Company also owes a former employee $72,500, which is not convertible and is non-interest bearing.

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

During the nine months ended March 31, 2021, Smith elected to convert $127,660 of deferred compensation into units of the Company at its $0.50 per unit offering price.

The Company recorded interest expense of $3,824 ($3,570 with related parties) and $6,619 ($2,769 with related parties) for the three months ended March 31, 2022 and 2021, respectively, and $12,124 ($11,615 with related parties) and $19,897 ($8,645 with related parties) for the nine months ended March 31, 2022 and 2021, respectively.
21

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

PA 1 and Pennvest have agreed to have the equipment sold by a third party auctioneer who will arrange for the sale of its property and deliver all proceeds (net of commissions and customary costs of sale) to Pennvest. The auction has been scheduled for the period between May 13-18, 2022. The Company’s personnel will assist PA1 with this process as needed at no cost to PA1.

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

As of March 31, 2022, the 2020 Convertible Obligation balances, including accrued interest, owed Bassani Family Trusts (and his donees), Smith and Edward Schafer (“Schafer”), the Company’s Vice Chairman, were $2,573,716, $1,315,069 and $494,736, respectively. As of March 31, 2021, the 2020 Convertible Obligation balances, including accrued interest, owed Bassani Family Trusts, Smith and Schafer were $2,479,268, $1,175,174 and $476,580, respectively.

During the nine months ended March 31, 2022, Smith elected to add $90,000 of his salary to his 2020 Convertible Obligations.

The Company recorded interest expense of $41,171 and $39,463 for the three months ended March 31, 2022 and 2021, respectively. The Company recorded interest expense of $122,596 and $135,892 for the nine months ended March 31, 2022 and 2021, respectively.

September 2015 Convertible Notes

During the year ended June 30, 2016, the Company entered into September 2015 Convertible Notes with Bassani Family Trusts, Schafer and a Shareholder which replaced previously issued promissory notes. The September 2015 Convertible Notes bear interest at 4% per annum, have maturity dates of July 1, 2024, and may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.60 per share. As the conversion price of $0.60 approximated the fair value of the common shares at the date of the September 2015 Convertible Notes, no beneficial conversion feature exists.

The balances of the September 2015 Convertible Notes as of March 31, 2022, including accrued interest owed Bassani Family Trusts, Schafer and Shareholder, are $276,944, $20,681 and $441,977, respectively. The balances of the September 2015 Convertible Notes as of March 31, 2021, including accrued interest, were $169,921, $20,026 and $426,860, respectively.

During the nine months ended March 31, 2022, Bassani elected to transfer $100,000 from deferred compensation to the 2015 convertible note.

The Company recorded interest expense of $6,366 and $5,366 for the three months ended March 31, 2022 and 2021, respectively. The Company recorded interest expense of $17,430 and $16,097 for both the nine months ended March 31, 2022 and 2021, respectively.

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

During the years ended June 30, 2021, and 2020, the Company declared dividends of $2,000 and $2,000 respectively. The dividends are classified as a component of operations as the Series B Preferred stock is presented as a liability in these consolidated financial statements.

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

During the nine months ended March 31, 2022, Smith elected to convert accounts payable (based on his unreimbursed expenses) of $17,711 into 35,424 units at $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until December 31, 2024.

During the nine months ended March 31, 2022, 2,315,550 warrants were exercised to purchase 2,315,550 shares of the Company’s common stock at $0.75 per share for total proceeds of $1,736,662.

During the nine months ended March 31, 2022, the Company issued 66,860 shares of the Company’s common stock to three brokers as commissions for the warrant exercises. As the issuance was both a reduction and addition to additional paid in capital there was no impact to the consolidated financial statements. The Company also paid a broker $18,601 in commissions for the warrant exercises.

Warrants:

As of March 31, 2022, the Company had approximately 19.1 million warrants outstanding, with exercise price from $0.60 to $1.50 and expiring on various dates through June 30, 2025.

The weighted-average exercise price for the outstanding warrants is $0.73, and the weighted-average remaining contractual life as of March s31, 2022 is 2.5 years.

During the nine months ended March 31, 2022, Smith elected to convert accounts payable of $17,711 into 35,424 units at $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until December 31, 2024.

During the nine months ended March 31, 2022, the Company approved the issuance of 75,000 warrants for two consultants for consulting services of $7,500. The warrants are exercisable at $1.50 and expire in November 2026.

During the nine months ended March 31, 2021, the Company approved the modification of existing warrants held by one former consultants and four investors, which extended certain expiration dates. The modifications resulted in incremental non-cash compensation of $5,625 and interest expenses of $2,713.

During the nine months ended March 31, 2022, 2,315,550 warrants were exercised to purchase 2,315,550 shares of the Company’s common stock at $0.75 per share for total proceeds of $1,736,662.

During the 2021 calendar year, 6,431,538 warrants scheduled to expire on December 31, 2021, in aggregate, were exercised by their holders at an exercise price of $.75 per share of which 2,226,216 warrants were exercised during the quarter ended December 31, 2021. The Company issued, in aggregate, 6,431,538 share of its restricted and legended common stock in connection with these warrant exercises. The Company received, in aggregate, $4,823,651 of gross proceeds from such warrant exercises, of which $1,669,662 was received in the quarter ended December 31, 2021 (these sums do not reflect expenses and commissions related to these warrant exercises). In aggregate, 648,142 warrants expired unexercised on December 31, 2021.

During the nine months ended March 31, 2022, the Company issued 66,860 shares of the Company’s common stock to three brokers as commissions for the warrant exercises. As the issuance was both a reduction and addition to additional paid in capital there was no impact to the consolidated financial statements. The company also paid a broker $18,601 in commissions for the warrant exercises.

Effective May 1, 2022, an entity affiliated with William O’Neill (“O’Neill”) was issued 1,000,000 Incentive Warrants exercisable at $1.00 per share until April 30, 2026 of which up to 700,000 Incentive Warrants may be cancelled if O’Neill is not renewed at 13 months and/or fails to serve the entire contract term thereafter. These warrants each have a 75% exercise bonus if the terms set forth therein are met.

Stock options:

On April 7, 2022 the Company’s shareholders approved the Bion Environmental Technologies, Inc. 2021 Equity Incentive Award Plan (the “Equity Plan”) (see Exhibit 10.3). The Equity Plan provides for the issuance of options (and/or other securities) to purchase up to 30,000,000 shares of the Company’s common stock. The Equity Plan was adopted and ratified by Board of Directors on April 8, 2022. Terms of exercise and expiration of options/securities granted under the Equity Plan may be established at the discretion of the Board of Directors, but no option may be exercisable for more than ten years. No grants have been made pursuant to the Equity Plan as of the date of this report.

The Company’s 2006 Consolidated Incentive Plan, as amended during the year ended June 30, 2021 (the “2006 Plan”), provides for the issuance of options (and/or other securities) to purchase up to 36,000,000 shares of the Company’s common stock. Terms of exercise and expiration of options/securities granted under the 2006 Plan may be established at the discretion of the Board of Directors, but no option may be exercisable for more than ten years. The 2006 Plan will be maintained to service grants already made thereunder (together with new grants, if any, to employees and consultants who already has received grants pursuant to its terms.

Note that on April 29,2022, the Company granted an aggregate of 720,000 options under the 2006 Plan to seven employees/consultants/directors including: i) 50,000 options each to Schafer and Northrop for service as directors, ii) 200,000 options to Bassani (now COO of the Company and formerly CEO) and iii) 200,000 options to Smith, the Company’s President, which new option grants are not included in the presentation below but will be reflected in detailed disclosure at June 30, 2022.

The Company recorded compensation expense related to employee stock options of $4,650 and nil for both the three and nine months ended March 31, 2022 and 2021, respectively. The Company granted 10,000 and nil fully vested options during both the three and nine months ended March 31, 2022 and 2021, respectively.

A summary of option activity under the 2006 Plan for the nine months ended March 31, 2022 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value*
Outstanding at July 1, 2021	10,471,600	$0.77	3.7	$6,064,335
Granted	10,000	1.20	2.9	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at March 31, 2022	10,481,600	$0.77	2.9	$1,196,751
Exercisable at March 31, 2022	10,481,600	$0.77	2.9	$1,196,751

*The aggregate intrinsic value calculated above is based on the closing stock price on March 31, 2022 of $0.86.

The following table presents information relating to nonvested stock options as of March 31, 2022:

	Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2021	—	$—
Granted	10,000	.465
Vested	(10,000)	.465
Nonvested at March 31, 2022	—	$—

The total fair value of stock options that vested during both the three and nine months ended March 31, 2022 and 2021 was $4,650 and nil , respectively. As of March 31, 2022, the Company had no unrecognized compensation cost related to stock options.

Stock-based employee compensation charges in operating expenses in the Company’s consolidated financial statements for the three and nine months ended March 31, 2022 and 2021 are as follows:

	Three months ended March 31, 2022	Three months ended March 31, 2021	Nine months ended March 31, 2022	Nine months ended March 31, 2021
General and administrative:
Change in fair value from modification of option terms	$—	$—	$—	$8,775
Change in fair value from modification of warrant terms	—	—	—	25,506
Fair value of stock options expensed	4,650	816,050	4,650	816,050
Total	$4,650	$816,050	$4,650	$850,331

Research and development:
Fair value of stock options expensed	$—	$201,650	$—	$201,650
Total	$—	$201,650	$—	$201,650

8.       SUBSCRIPTION RECEIVABLE - AFFILIATES:

As of March 31, 2022, the Company has three interest bearing, secured promissory notes with an aggregate principal amount of $428,250 ($496,199, including interest) from Bassani which were received as consideration for purchases of warrants to purchase 5,565,000 shares, in aggregate, of the Company’s restricted common stock, which warrants have an exercise price of $0.75 and have expiry dates ranging from December 31, 2024 to December 31, 2025. The promissory notes bear interest at 4% per annum and are secured by portions of Bassani Family Trusts’s 2020 Convertible Obligation and Bassani Family Trust’s September 2015 Convertible Notes. The secured promissory notes are payable July 1, 2024.

As of March 31, 2022, the Company has an interest bearing, secured promissory note for $30,000 ($34,389 including interest) from Smith as consideration to purchase warrants to purchase 300,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of December 31, 2024. The warrants have a 75% exercise bonus and the promissory note bears interest at 4% per annum, and is secured by $30,000 ($34,389, including interest) of Smith’s 2020 Convertible Obligations. The secured promissory note is payable on July 1, 2024.

As of December 31, 2021, the Company has two interest bearing, secured promissory notes with an aggregate principal amount of $46,400 ($54,546 including interest) from two former employees as consideration to purchase warrants to purchase 928,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.75 and have expiry dates of December 31, 2024. These warrants have a 90% exercise bonus. The promissory notes bear interest at 4% per annum, are secured by a perfected security interest in the warrants, and are payable on July 1, 2024.

9.       COMMITMENTS AND CONTINGENCIES:

Employment and consulting agreements:

Smith has held the positions of Director, Executive Chairman, President and General Counsel of Company and its subsidiaries under various agreements (and extensions) and terms since March 2003. On October 10, 2016, the Company approved a month to month contract extension with Smith which includes provisions for i) a monthly salary of $18,000 until the Board of Directors re-instates cash payments to all employees and consultants who are deferring compensation, ii) the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, until December 31, 2022), and iii) the right to convert his deferred compensation in whole or in part, at his sole election, at any time in any amount at “market” or into securities sold in the Company’s current/most recent private offering at the price of such offering to third parties. Smith agreed effective July 29, 2018 to continue to serve the Company under the same basic terms on a month-to-month basis.

Since March 31, 2005, the Company has had various agreements with Brightcap and/or Bassani, through which the services of Bassani are provided (any reference to Brightcap or Bassani for all purposes are the same individual). The Board appointed Bassani as the Company's CEO effective May 13, 2011. On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017, (with the Company having an option to extend the term an additional six months.) Pursuant to the Extension Agreement, Bassani continued to defer his cash compensation ($31,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation. During October 2016 Bassani was granted the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share, until March 15, 2018 (which was expanded on April 27, 2017 to the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, and subsequently extended until December 31, 2022). During February 2018, the Company agreed to the material terms for a binding two-year extension agreement for Bassani’s services as CEO. Bassani’s salary remains $31,000 per month, which will continue to be accrued until there is adequate cash available at which point the re-instatement of a least a partial cash payment. Additionally, the Company has agreed to pay him $2,000 per month to be applied to life insurance premiums (which sums have been accrued as liabilities). On August 1, 2018, in the context of extending his agreement to provide services to the Company on a full-time basis through December 31, 2022) plus 2 years after that on a part-time basis, the Company received an interest bearing secured promissory note for $300,000 from Bassani as consideration to purchase warrants to purchase 3,000,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of June 30, 2025. The promissory note is secured by a portion of Bassani’s 2020 Convertible Obligations and as of March 31, 2022, the principal and accrued interest was $345,473. For the nine months ended March 31, 2022 and 2021, Brightcap was paid $184,764 and $181,000, respectively, of cash compensation earned during the period.

William O’Neill (“O’Neill”) has been hired as the Company’s Chief Executive Officer (“CEO”) effective May 1, 2022. O’Neill had previously been working with the Company as a consultant and had been employed by the Company as its CEO during 2010-2011. Bassani, CEO of the Company since 2011, has assumed the position of Chief Operating Officer (“COO”) while retaining existing operational management responsibilities and working with O’Neill on ‘commercialization’ of the Company’s technology and work related to JVs (and other transactions) based on the Company’s 3G Technology and related matters. Bassani’s compensation arrangements with the Company have not been altered in the context of the change of positions. The Company and O’Neill have entered into a thirty-seven (37) month employment agreement (subject to Board renewal for the final two (2) years during the 13th month) with compensation of $25,000 cash and $10,000 deferred compensation per month. An entity affiliated with O’Neill was issued 1,000,000 Incentive Warrants exercisable at $1.00 per share until April 30, 2026 of which up to 700,000 Incentive Warrants may be cancelled if O’Neill is not renewed at 13 months and/or fails to serve the entire contract term thereafter. These warrants each have a 75% exercise bonus if the terms set forth therein are met. As set forth in paragraph 5 of the Employment Agreement, the Company and Wise Up Foods LLC (an entity founded by O’Neill--with which continues to serve as a Director and of which O’Neill and his family members are majority owners--- sets forth the intent to form “…. a strategic alliance and committed to collaborate on projects each company has in their respective pipelines. WUF and Bion will work together to use/create technology that will deliver the consumer verified sustainable results produced by Bion’s technology and technology platform. The key to the strategic relationship is each company’s commitment to deliver real and verified results to the consumer – free of marketing hype and greenwashing….”. This summary of the Employment Agreement is qualified in its entirety by reference to its full text (see Exhibit 10.4.).

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

As of March 31, 2022, the execution/exercise bonuses ranging from 50-90% were applicable to 10,326,600 of the Company’s outstanding options and 16,778,213 of the Company’s outstanding warrants.

Effective May 1, 2022, an entity affiliated with O’Neill was issued 1,000,000 Incentive Warrants exercisable at $1.00 per share until April 30, 2026 of which up to 700,000 Incentive Warrants may be cancelled if O’Neill is not renewed at 13 months and/or fails to serve the entire contract term thereafter. These warrants each have a 75% exercise bonus if the terms set forth therein are met.

Purchase Order Agreement:

On January 28, 2022 Bion Environmental Technologies, Inc. (‘Bion’), on behalf of Bion 3G1 LLC (‘3G1’), a wholly-owned subsidiary, entered into a Purchase Order Agreement with Buflovak and Hebeler Process Solutions (collectively ‘Buflovak’) in the amount of $2,665,500 (and made the initial 25% payment ($665,375)) for the core of the ‘Bion System’ portion (without the crystallization modules which will be ordered and fabricated pursuant to subsequent agreements) of the previously announced 3G Tech Initial Project. This Purchase Order encompasses the core of Bion’s 3G Technology. On March 21, 2022 the Company received progress notice re completion of certain work in process and an invoice from Buflovak for the next 25% payment ($665,375). Buflovak has worked with the Company on design and testing of its 3G Tech over several years. The basic design for the Initial Project’s Bion System is complete and procurement/fabrication has now been initiated. 3G1 is working in concert with Integrated Engineering Services, the primary site engineering firm for the facility, on the integration of all project components/modules at the Initial Project site. Additional agreements have been entered into various professional services providers (engineers, surveyors, etc.) for work related to the Initial Project.

Litigation:

A: Website: Domain Sale and Resolved Litigation

On March 23, 2022 the Company entered into an agreement to sell domain name <biontech.com> and other related assets to BioNTech SE (“BNTX”) for the sum of $950,000 (before expenses related to the transaction) which sale has been closed/completed with a one-time gain of $902,490. The Company has been using www.bionenviro.com as its primary website (and domain) since July 2021 due to the events described below. The Company has not been using biontech.com as its primary website since July 2021 so domain name <biontech.com> no longer represented a core asset of the Company.

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

PA 1 and Pennvest have agreed to have the equipment sold by a third party auctioneer who will arrange for the sale of its property and deliver all proceeds (net of commissions and customary costs of sale) to Pennvest. The auction has been scheduled for the period between May 13-May 18, 2022. The Company’s personnel will assist PA1 with this process as needed at no cost to PA1.

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

The following table summarized the supplemental cash flow information for the nine months ended March 31, 2022:

Cash paid for noncancelable operating lease included in the operating cash flows	$60,000
Right of use assets obtained in exchange for operating lease liabilities	$180,586

The future minimum lease payment under noncancelable operating lease with terms greater than one year as of March 31, 2022:

From April 2022 to December 2022	$—
From January 2023 to December 2023	75,000
From January 2024 to December 2024	75,000
Undiscounted cash flow	150,000
Less imputed interest	(24,301)
Total	$125,699

The weighted average remaining lease term and discounted rate related to the Company’s lease liability as of March 31, 2021 were 3 years and 10%, respectively. The Company’s lease discount rate is generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s lease cannot be readily determined.

10.       SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to March 31, 2022 for recognition and disclosure in the consolidated financial statements and notes to the consolidated financial statements.

On April 1, 2022, the Company’s sale of domain name <biontech.com> and other related assets was closed/completed with a one-time gain of $902,490. See Note 9 above.

On April 7, 2022, the shareholders approved amendments to the Articles of Incorporation. The aggregate number of shares of capital stock that the corporation shall have authority to issue is 260,000,000 shares, consisting of 250,000,000 shares of common stock, having no par value per share, and 10,000,000 shares of preferred stock, having $.01 par value per share.

On April 7, 2022 the Company’s shareholders approved the Bion Environmental Technologies, Inc. 2021 Equity Incentive Award Plan (the “Equity Plan”) (see Exhibit 10.4). The Equity Plan provides for the issuance of options (and/or other securities) to purchase up to 30,000,000 shares of the Company’s common stock. The Equity Plan was adopted and ratified by Board of Directors on April 29, 2022. No grants have been made under the Equity Plan as of the date of this report. See Note 7 above.

On April 18, 2022 the Company made a $665,375 payment on behalf of 3G1 to Buflovak related to a March 21, 2022 notice re completion of certain work in process and an invoice from Buflovak for the next 25% payment on the January 28, 2022 purchase order related to the Initial Project. The $665,375 was included in construction in process and accounts payable at March 31, 2022. See Notes 3 and 9.

On May 1, 2022, William O’Neill (“O’Neill”) joined the Company as Chief Executive Officer (“CEO”) and Bassani assumed the position of Chief Operating Officer (“COO”) while retaining existing operational management responsibilities and working with O’Neill on ‘commercialization’ of the Company’s technology and pre-development work related to JVs and related matters. See Note 9 above.

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

These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and limited ability to obtain financing, unexpected costs, failure (or delay) to gain product certifications and/or regulatory approvals in the United States (or particular states) or foreign countries, loss (permanently or for any extended period of time) of the services of members of the Company’s small core management team (many of whom are age 70 or older) and failure to capitalize upon access to new markets. Additional risks and uncertainties that may affect forward looking statements about Bion's business and prospects include: i) the possibility that markets for nutrient reduction credits (discussed below) and/or other ways to monetize nutrient reductions and other environmental benefits will be slow to develop (or not develop at all), ii) PA1’s dissolution and its effect on how the Company is viewed, (if any), iii) the possibility that competitors will develop more comprehensive and/or less expensive environmental solutions, iv) delays in market awareness of Bion and our Systems, v) uncertainties and costs increases related to research and development efforts to update and improve Bion’s technologies and applications thereof, and/or vi) delays and/or costs exceeding expectations relating to Bion's development of the Initial Project, JVs and/or Projects and vii) failure of marketing strategies, each of which could have both immediate and long term material adverse effects by placing us behind our competitors and requiring expenditures of our limited resources.

THESE RISKS, UNCERTAINTIES AND FACTORS BEYOND OUR CONTROL ARE MAGNIFIED DURING THE CURRENT UNCERTAIN PERIOD RELATED TO THE COVID-19 PANDEMIC AND THE UNIQUE ECONOMIC, FINANCIAL, GOVERNMENTAL AND HEALTH-RELATED CONDITIONS IN WHICH THE COMPANY, THE ENTIRE COUNTRY AND THE ENTIRE WORLD NOW RESIDE.  TO DATE THE COMPANY HAS EXPERIENCED DIRECT IMPACTS  IN VARIOUS AREAS INCLUDING WITHOUT LIMITATION: I) GOVERNMENT-ORDERED  SHUTDOWNS WHICH HAVE SLOWED THE COMPANY’S RESEARCH AND DEVELOPMENT PROJECTS AND OTHER INITIATIVES, II) SHIFTED FOCUS OF STATE AND FEDERAL GOVERNMENT WHICH IS LIKELY TO NEGATIVELY IMPACT THE COMPANY’S LEGISLATIVE INITIATIVES IN PENNSYLVANIA AND WASHINGTON DC, III) STRAINS AND UNCERTAINTIES IN BOTH THE EQUITY AND DEBT MARKETS HAVE MADE DISCUSSION AND PLANNING OF FUNDING OF THE COMPANY AND ITS INITIATIVES AND PROJECTS WITH INVESTMENT BANKERS, BANKS AND POTENTIAL STRATEGIC PARTNERS MORE TENUOUS, IV) STRAINS AND UNCERTAINTIES IN THE AGRICULTURAL SECTOR AND MARKETS HAVE MADE DISCUSSION AND PLANNING OF FUNDING OF THE COMPANY AND ITS INITIATIVES AND PROJECTS MORE DIFFICULT AS FUTURE INDUSTRY CONDITIONS ARE NOW MORE DIFFICULT TO ASSESS/PREDICT, V) CONSTRAINTS DUE TO PROBLEMS EXPERIENCED IN THE GLOBAL INDUSTRIAL SUPPLY CHAIN WHICH HAVE INCREASED ANTICIPATED PROJECT DEVELOPMENT COSTS, VI) DUE TO THE AGE AND HEALTH OF OUR CORE MANAGEMENT TEAM, MOST OF WHOM ARE AGE 70 OR OLDER AND HAVE HAD ONE OR MORE EXISTING HEALTH ISSUES, THE COVID-19 PANDEMIC PLACES THE COMPANY AT GREATER RISK THAN WAS PREVIOUSLY THE CASE (TO A HIGHER DEGREE THAN WOULD BE THE CASE IF THE COMPANY HAD A LARGER, DEEPER AND/OR YOUNGER CORE MANAGEMENT TEAM), AND VII) THERE ALMOST CERTAINLY WILL BE OTHER UNANTICIPATED CONSEQUENCES FOR THE COMPANY AS A RESULT OF THE CURRENT PANDEMIC EMERGENCY AND ITS AFTERMATH.

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

From 2016 to 2021 fiscal years, the Company has focused a large portion of its activities on developing, testing and demonstrating the 3rd generation of its technology and technology platform (“3G Tech”) with emphasis on increasing the efficiency of production of valuable co-products from the waste treatment process, including ammonia nitrogen in the form of organic ammonium bicarbonate products. The Company’s initial ammonium bicarbonate liquid product completed its Organic Materials Review Institute (“OMRI”) application and review process with approval during May 2020. Applications for our first solid ammonium bicarbonate product line have been filed with OMRI, the California Department of Food & Agriculture (“CDFA”) and the Iowa Organic Program (“IOP”) and are in the review processes (which is likely to require extended periods of time and multiple procedural steps due in part to the novel nature of Bion’s 3G Tech in the context of organic certifications).

Bion is now focused primarily on: i) development/construction of its initial commercial-scale 3G Tech installation (see below and Notes 1, 3 and 10 to the Consolidated Financial Statements included in this report), ii) developing applications and markets for its organic fertilizer products and its sustainable (conventional and organic) animal protein products, and iii) preliminary discussions regarding initiation and development of joint ventures (“JVs” as discussed below) (and related projects) based on the augmented capabilities of our 3G Tech, while (iv) continuing to pursue development opportunities related to large retrofit projects (such as the Kreider poultry project JV described below) and ongoing R&D activities. These matters are discussed in more detail in Item 1 of our Form 10-K for the year ended June 30, 2021 and in the Consolidated Notes to the Financial Statements included herein.

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

During the 2021 fiscal year, Bion completed a series of core optimization trials of its 3G Tech platform that were required to move forward with its initial commercial scale 3G Tech project (“Initial Project”). During late September 2021, Bion entered into a lease for the Initial Project will be located on approximately four (4) acres of leased land near Fair Oaks, Indiana and executed an additional related agreement regarding disposal of certain manure effluent have been agreed upon with the Curtis Creek Dairy unit of Fair Oaks Farms (“FOF”). Design and pre-development work commenced during August 2021 and preliminary surveying, site engineering and other work is now underway along with site-specific engineering and design work. The Initial Project will be an environmentally sustainable beef cattle feeding facility, equipped with state-of-the-art housing and Bion’s 3G-Tech platform to provide waste treatment and resource recovery. Bion has designed the project to house and feed approximately 300 head of beef cattle. The facility will include Bion’s 3G Tech platform including: i) covered barns (possibly including solar photovoltaic generation, ii) anaerobic digestion for renewable energy recovery; iii) livestock waste treatment and resource recovery technology; iv) Bion’s ammonium bicarbonate recovery and crystallization technology and iv) data collection software to document system efficiencies and environmental benefits (with the Bion 3G Tech facilities capable of treating the waste from approximately 1,500 head). The facility will be large enough to demonstrate engineering capabilities of Bion’s 3G Tech at commercial scale, but small enough that it can be permitted, constructed and commissioned relatively quickly, with construction and assembly operations targeted to commence sometime late in 2022 when the core modules of the Bion system have been fabricated and delivered to the site. 3G1 has been moving forward with the development process of the Initial Project. See Note 3 “Property and Equipment” and Note 10 “Subsequent Events” (for activities since the start of the fourth quarter of the 2022 fiscal year).

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

Upon completing the primary goals of the Initial Project, (coupled with obtaining organic certifications(s) for our for our solid ammonium bicarbonate fertilizer product line), Bion expects to be ready to move forward with its plans for development of much larger facilities. The Company anticipates that discussions and negotiations regarding potential JVs with strategic partners in the financial and livestock industries to develop large scale projects will commence during the construction of the Initial Project with the goal of establishing JV’s for large scale projects that will produce both sustainable and sustainable-organic corn-fed beef during 2023.

After the basic technology start-up milestones of the Initial Project (primarily optimization and steady-state operations of the core modules of our 3G Tech platform) have been met, the core modules may be re-located to a subsequent more permanent location to be determined at a later date. The Company is in discussion with the University of Nebraska-Lincoln to jointly develop an integrated beef facility based on Bion’s business model at its Klosterman Feedlot Innovation Center (“KFIC”) including innovative barns, an anaerobic digester and a Bion 3G Tech system to conduct ongoing research and development related thereto and the KFIC is a possible site for long term re-location. This venture, if it moves forward, is anticipated to include joint preparation of applications for grants and other funding from the USDA (‘climate smart’ program, rural development, etc.) and other sources

Additionally, the Company believes there will also be opportunities to proceed with selected ‘retrofit projects’ of existing facilities (see ‘3G TECH KREIDER 2 POULTRY PROJECT’ below as an example).

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

The Company has focused a large portion of its activities on developing, testing and demonstrating the 3rd generation of its technology and technology platform (“3G Tech”) with emphasis on increasing the efficiency of production of valuable co-products from the waste treatment process, including ammonia nitrogen in the form of organically listed soluble nitrogen fertilizer products. The Company’s initial liquid product completed its Organic Materials Review Institute (“OMRI”) application and review process with approval during May 2020.

Applications for our first solid form of concentrated ammonia, soluble nitrogen fertilizer product line have been filed with OMRI (filed during May 2021), the Iowa Organic Program (“IOP”)(filed during March 2022) and the California Department of Food & Agriculture (“CDFA”)(filed during May 2022) and are each in the review process ---which processes are likely to require an extended periods of time and multiple procedural steps with each entity in part due to the novel nature of Bion’s 3G Tech in the context of organic certifications. The OMRI application has proceeded through multiple stages of review and rebuttal/appeal without receiving a positive result to date. The Company anticipates filing a new ‘rebuttal’ to the most recent determinations during the month of June. The Company filed applications with the IOP and the CDFA for our solid ammonium bicarbonate product line have only recently entered into the review process. The Company’s product line is novel in part due to the fact that there is not a formal listing category for a solid form of concentrated ammonia, soluble nitrogen fertilizers and there is no clear guidance at present from internal policy manuals on how to categorize this product and the process that produced it. There is also no clear guidance at present from either the NOP or the National Organic Standards Board (“NOSB”) (which is currently involved in a related review and recommendations process regarding ‘high nitrogen liquid fertilizers’ derived from ammonia from manure). The Company and its representatives are involved in discussions regarding resolution of these matters at all three levels. The Company anticipates positive resolution of this matter with one or more listings/certifications of this product line well prior to operational dates for the Company’s initial large scale JV 3G projects.

The Company believes that the solid form of concentrated ammonia, soluble nitrogen fertilizer products produced by Bion’s 3G Tech platform will enjoy a dramatically lower carbon footprint than synthetic fertilizers in common use today. The reactive nitrogen captured and upcycled into our products was going to be lost through volatilization and runoff, and that loss would generally need to be offset with a synthetic nitrogen, such as anhydrous ammonia or urea. These synthetic nitrogen products are produced through the Haber-Bosch (and other) synthetic processes, which converts hydrogen and atmospheric nitrogen to ammonia, with methane as the energy source. It is an extremely energy-intensive process with a carbon footprint that, while not yet fully understood, is widely accepted to by very large. While a concensus complete Life Cycle Analysis (LCA) of carbon impacts from synthetic fertilizer production is not available, according to the Institute for Industrial Productivity, its production alone is responsible for approximately 1 percent of total global CO2 emissions. To the extent that Bion can capture and repurpose the nitrogen traditionally lost from livestock waste,that carbon cost will no longer need to be paid by the environment.

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

PA 1 and Pennvest have agreed to have the equipment sold by a third party auctioneer who will arrange for the sale of its property and deliver all proceeds (net of commissions and customary costs of sale) to an account for the benefit of Pennvest. The auction has been scheduled for to commence May 13 and end on May 18, 2022. The Company’s personnel will assist PA1 with this process as needed at no cost to PA1.

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

Through the date of the dissolution, PA1 was a wholly-owned subsidiary of the Company and its assets and liabilities were included on the Company’s consolidated balance sheets. At September 30, 2021, PA1’s total assets were $297 and its total liabilities were $10,154,334 (including the Pennvest Loan in the aggregate amount of $9,939,148, accounts payable of $214,235 and accrued liabilities of $950) which sums were included in the Company’s consolidated balance sheet in its Form 10-Q for the quarter ended September 30, 2021. Subsequent to the dissolution of PA1, its assets and liabilities will no longer be consolidated and included in the Company’s balance sheet. As of December 29, 2021, PA1’s total assets were nil and its total liabilities were $10,234,501 (including the Pennvest Loan in the aggregate amount of $10,009,802, accounts payable of $212,263 and accrued liabilities of $12,436. The net amount of $10,234,502 was recognized as a gain on the legal dissolution of a subsidiary in other (income) expense.

The Company has incurred interest expense related to the Pennvest Loan of nil and $61,722 for the three months ended March 31, 2022 and 2021, respectively, and $123,444 and $185,166 for the nine months ended March 31, 2022 and 2021, respectively.

SUSTAINABLE/ORGANIC GRAIN-FINISHED BEEF JV OPPORTUNITY

The Company believes that its 3G Tech, in addition to providing superior environmental remediation, creates opportunities for large scale production of: i) verifiably sustainable-branded livestock products and ii) verifiably sustainable organic-branded livestock products that will command premium pricing (in part due to ongoing monitoring and third-party verification of environmental performance which will provide meaningful assurances to both consumers and regulatory agencies). Each of these two distinct market segments (which the Company intends to pursue in parallel) presents a large production/marketing opportunity for Bion. Our 3G Tech platform will also produce revenues from co-products: i) pipeline quality biogas (and related environmental credits) and ii) valuable organic fertilizer products, which can be utilized in the production of organic grains for use as feed for raising organic livestock (some of which may be utilized in the Company’s JV projects) and/or marketed to the growing organic fertilizer market. These matters are discussed in more detail in Item 1 of our Form 10-K for the year ended June 30, 2021 and in the Notes to the Consolidated Financial Statements included herein.

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

The Company’s audited consolidated financial statements for the years ended June 30, 2021 and 2020 were prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $3,451,000 and $4,553,000 during the years ended June 30, 2021 and 2020, respectively. The Report of the Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended June 30, 2021 includes a “going concern” explanatory paragraph which means that there are factors that raise substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses from operations of approximately $427,000 and $1,447,000 for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, the Company has working capital and a stockholders’ deficit of approximately $2,812,000 and $482,000, respectively. Management’s plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

COVID-19 PANDEMIC RELATED MATTERS:

The Company faces risks and uncertainties and factors beyond our control that are magnified during the current Covid-19 pandemic and the unique economic, financial, governmental and health-related conditions in which the Company, the country and the entire world now reside. To date the Company has experienced direct impacts in various areas including but without limitation: i) government ordered shutdowns which have slowed the Company’s research and development projects and other initiatives, ii) shifted focus of state and federal governments which is likely to negatively impact the Company’s legislative initiatives in Pennsylvania and Washington D. C., iii) strains and uncertainties in both the equity and debt markets which have made discussion and planning of funding of the Company and its initiatives and projects with investment bankers, banks and potential strategic partners more tenuous, iv) strains and uncertainties in the agricultural sector and markets have made discussion and planning more difficult as future industry conditions are now more difficult to assess and predict, v) constraints due to problems experienced in the global industrial supply chain since the onset of the Covid-19 pandemic, which have delayed certain research and development testing and are likely to delay and/or increase the cost of construction of the initial 3G Tech installation as equipment remains difficult to acquire/fabricate in a timely manner and labor shortages slow the production processes, vi) due to the age and health of our core management team, many of whom are age 70 or older and have had one or more existing health issues, the Covid-19 pandemic places the Company at greater risk than was previously the case (to a higher degree than would be the case if the Company had a larger, deeper and/or younger core management team), and vii) there almost certainly will be other unanticipated consequences for the Company as a result of the current pandemic emergency and its aftermath.

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

THREE MONTHS ENDED MARCH 31, 2022 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2021

Revenue

Total revenues were nil for both the three months ended March 31, 2022 and 2021, respectively.

General and Administrative

Total general and administrative expenses were $398,000 and $1,114,000 for the three months ended March 31, 2022 and 2021, respectively.

General and administrative expenses, excluding stock-based compensation charges of $5,000 and $816,000, were $393,000 and $298,000 for the three months ended March 31, 2022 and 2021, respectively, representing a $95,000 increase. Salaries and related payroll tax expenses were $23,000 and $98,000 for the three months ended March 31, 2022 and 2021, respectively, representing a $75,000 decrease due to the capitalization of salaries and related payroll tax expense to the Initial Project. Consulting costs were $48,000 and $100,000 for the three months ended March 31, 2022 and 2021, respectively. The $52,000 decrease in consulting costs is the result of capitalizing expenses to the Initial Project. Investor relations expenses were $128,000 and $18,000 for the three months ended March 31, 2022 and 2021, respectively, and the $110,000 increase is due to the 2022 shareholder meeting and new contract with an investor relations firm and increased activity during the three months ended March 31, 2022 due to the resumption of investor conferences. Legal costs were $98,000 and nil for the three months ended March 31, 2022 and 2021, respectively, due to the hiring of a law firm to represent the Company in a lawsuit for the hack and attempt to steal the Company’s domain, engaging a law firm on the dissolution of PA-1, legal work in relation to corporate structure matters and preparation for the 2022 shareholder meeting and other matters.

General and administrative stock-based employee compensation for the three months ended March 31, 2022 and 2021 consists of the following:

	Three months ended March 31, 2022	Three months ended March 31, 2021
General and administrative:
Fair value of stock options expensed under ASC 718	$5,000	$816,000

Stock-based compensation charges were $5,000 and $816,000 for the three months ended March 31, 2022 and 2021, respectively. The fair value of stock options expensed for the three months ended March 31, 2022 and 2021 was $5,000 and $816,000, respectively. The Company granted 10,000 options during the three months ended March 31, 2022 which were

Depreciation

Total depreciation expense was $252 and $206 for the three months ended March 31, 2022 and 2021, respectively.

Research and Development

Total research and development expenses were $146,000 and $377,000 for the three months ended March 31, 2022 and 2021, respectively.

Salaries and related payroll tax expenses were $7,000 and $22,000 for the three months ended March 31, 2022 and 2021, respectively as more salary expense was allocated to administrative expense for the three months ended March 31, 2022. Consulting costs were $5,000 and $47,000 for the three months ended March 31, 2022 and 2021, respectively.  The Company also incurred $11,000 and $19,000 for the three months ended March 31, 2022 and 2021, respectively in legal costs related to patent applications and renewals. The Company incurred $5,000 and $31,000 for the three months ended March 31, 2022 and 2021, respectively in the development of new technologies for its anaerobic digestate process.

Research and development stock-based employee compensation for the three months ended March 31, 2022 and 2021 consists of the following:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Research and Development:
Fair value of stock options expensed under ASC 718	$—	$202,000

Stock-based compensation charges were nil and $202,000 for the three months ended March 31, 2022 and 2021, respectively. The Company granted 10,000 fully vested options during the three months ended March 31, 2022, none of which were allocated to research and development. The Company granted 960,000 fully vested options during the three months ended March 31, 2021 and a portion of the stock compensation was allocated to research and development.

Loss from Operations

As a result of the factors described above, the loss from operations was $427,000 and $1,447,000 for the three months ended March 31, 2022 and 2021, respectively.

Other (Income) Expense

Other (income) expense was $(852,000) and $103,000 for the three months ended March 31, 2022 and 2021, respectively. The Company recognized a gain on the sales of a domain name of $902,000 for the three months ended March 31, 2022. Interest expense of $51,000 and $138,000 was recorded during the three months ended March 31, 2022 and 2021, respectively. Interest expense for the three months ended March 31, 2021 included $23,000 for the modification of warrants held by investors. Interest expense related to deferred compensation, loan payable and convertible notes was $51,000 and $114,000 for the three months ended March 31, 2022 and 2021, respectively. The $63,000 decrease is due the dissolution of PA-1 and no interest for the three months ended March 31, 2022. During the three months ended March 31, 2021, $35,000 was recognized as other income for the forgiveness of debt due to the Company’s Payment Protection Program loan being forgiven by the Small Business Administration.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $500 and $1,000 for the three months ended March 31, 2022 and 2021, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net income (loss) attributable to Bion’s stockholders was $426,000 and (1,550,000) for the three months ended March 31, 2022 and 2021, respectively, and the net income (loss) per basic common share was $.01 and $(.05) for the three months ended March 31, 2022 and 2021, respectively.

NINE MONTHS ENDED MARCH 31, 2022 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2021

Revenue

Total revenues were nil for both the nine months ended March 31, 2022 and 2021, respectively.

General and Administrative

Total general and administrative expenses were $1,507,000 and $1,709,000 for the nine months ended March 31, 2022 and 2021, respectively.

General and administrative expenses, excluding stock-based compensation charges of $11,000 and $850,000, were $1,496,000 and $859,000 for the nine months ended March 31, 2022 and 2021, respectively, representing a $637,000 increase. Salaries and related payroll tax expenses were $230,000 and $242,000 for the nine months ended March 31, 2022 and 2021, respectively, representing a $12,000 decrease due to the capitalization of salaries and related payroll tax expense to the Initial Project. Consulting costs were $388,000 and $291,000 for the nine months ended March 31, 2022 and 2021, respectively. The increase in consulting costs is partially due to work related to preparation for and development of our initial 3G Tech project. Investor relations expenses were $303,000 and $53,000 for the nine months ended March 31, 2022 and 2021, respectively, and the increase is due to a new contract with an investor relations firm and increased activity during the three months ended March 31, 2022 due to the resumption of investor conferences. Legal costs were $245,000 and $1,000 for the nine months ended March 31, 2022 and 2021, respectively, with increase due to the hiring of a law firm to represent the Company in a lawsuit for the hack and attempt to steal the Company’s domain, engaging a law firm on the dissolution of PA-1, legal work in relation to corporate structure matters and preparation for the 2022 shareholder meeting and other matters.

General and administrative stock-based employee compensation for the nine months ended March 31, 2202 and 2021 consists of the following:

	Nine months ended March 31, 2022	Nine months ended March 31, 2021
General and administrative:
Change in fair value from modification of option terms	$—	$9,000
Change in fair value from modification of warrant terms	6,000	25,000
Fair value of stock options expensed under ASC 718	5,000	816,000
Total	$11,000	$850,000

Stock-based compensation charges were $11,000 and $850,000 for the nine months ended March 31, 2022 and 2021, respectively. The fair value of stock options expensed for the nine months ended March 31, 2022 and 2021 was $5,000 and $816,000, respectively. The Company granted 10,000 and 960,000 fully vested options during the nine months ended March 31, 2022 and 2021, respectively. Compensation expense relating to the change in fair value from the modification of option terms was nil and $9,000 for the nine months ended March 31, 2022 and 2021, respectively, as the Company granted an extension of certain option expiration dates for two consultants during the nine months ended March 31, 2021. During the nine months ended March 31, 2022 and 2021, respectively, the Company extended expiration dates of warrants for certain consultants with resulted in the recognition of $6,000 and $25,000 in non-cash compensation.

Depreciation

Total depreciation expense was $832 and $620 for the nine months ended March 31, 2022 and 2021, respectively.

Research and Development

Total research and development expenses were $146,000 and $579,000 for the nine months ended March 31, 2022 and 2021, respectively.

Research and development expenses, excluding stock-based compensation expenses of nil and $202,000 were $146,000 and $579,000 for the nine months ended March 31, 2022 and 2021, respectively. Salaries and related payroll tax expenses were $14,000 and $66,000 for the nine months ended March 31, 2022 and 2021, respectively. Consulting costs were $70,000 and $151,000 for the nine months ended March 31, 2022 and 2021, respectively.  The Company also incurred $6,000 and $103,000 for the nine months ended March 31, 2022 and 2021, respectively in the development of new components of the pilot program for its anaerobic digestate process.

Research and development stock-based employee compensation for the nine months ended March 31, 2022 and 2021 consists of the following:

	Nine Months ended March 31, 2022	Nine Months ended March 31, 2021
Research and development:
Fair value of stock options expensed under ASC 718	$—	$202,000

Stock-based compensation expenses were nil and $202,000 for the nine months ended March 31, 2022 and 2021, respectively. The Company expensed nil and $202,000 for the fair value of stock options that vested during the nine months ended March 31, 2022 and 2021. The Company granted nil and 960,000 fully vested options during the nine months ended March 31, 2022 and 2021, respectively, a portion of which was allocated to research and development.

Loss from Operations

As a result of the factors described above, the loss from operations was $1,653,000 and $2,288,000 for the nine months ended March 31, 2022 and 2021, respectively.

Other Expense

Other (income) expense was $(10,859,000) and $511,000 for the nine months ended March 31, 2022 and 2021, respectively. The Company recognized a gain on the legal dissolution of PA-1 of $10,235,000. Interest expense of $3,000 and $187,000 was recorded during the nine months ended March 31, 2022 and 2021, respectively, due to the modification of warrant expiry dates for warrants held by investors. Interest expense related to convertible notes was $276,000 and $357,000 for the nine months ended March 31, 2022 and 2021.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $2,000 for both the nine months ended March 31, 2022 and 2021, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net (income) loss attributable to Bion’s stockholders was ($9,207,000) and $2,796,000 for the nine months ended March 31, 2022 and 2021, respectively, and the net (income) loss per basic common share was $(0.22) and $0.09 for both the nine months ended March 31, 2022 and 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements for the nine months ended March 31, 2022 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2021 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of March 31, 2022, the Company had cash of approximately $3,602,000. During the nine months ended March 31, 2022, net cash used in operating activities was $1,124,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance, legal, accounting, consulting and investor relations expenses. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

During the nine months ended March 31, 2022, the Company invested $1,167,000 in the purchase of property and equipment, primarily related to project construction in process. During the nine months ended March 31, 2022, the Company invested $666,375 in a non-cash purchase of equipment for accounts payable related to the March 21, 2022 notice of completion of certain work in process and an invoice from Buflovak for the next 25% payment on the January 28, 2022 purchase order related to the Initial Project. The $666,375 was included in construction in process and accounts payable at March 31, 2022 and was paid on April 18, 2022. See Notes 3, 9 and 10.

Financing Activities

During the nine months ended March 31, 2022, the Company received gross cash proceeds of approximately $1,737,000 from the exercise of 2,315,550 warrants into shares of the Company’s common stock and paid approximately $19,000 in cash commissions related to the exercise of warrants.

As of March 31, 2022, the Company has debt obligations consisting of: a) deferred compensation of $525,699 and b) convertible notes payable – affiliates of $5,123,123.

Plan of Operations and Outlook

As of March 31, 2022, the Company had cash of approximately $3,602,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal years 2021 and 2020, the Company has faced progressively less difficulty in raising equity funding (but substantial equity dilution has resulted from the larger amounts of equity financing during the periods). Note that the Company has not raised any new equity funds during the 2022 calendar year to the date of this report. However, the Company anticipates substantial increases in demands for capital and operating expenditures as it moves toward commercial implementation of its 3G Tech and development of JVs and, therefore, is likely to continue to face, significant cash flow management challenges due to limited capital resources and working capital constraints which have only recently begun to be alleviated. As a result, the Company has faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 5 and 7 to Consolidated Financial Statements) and members of the Company's senior management have from time to time made loans to the Company. During the year ended June 30, 2018 senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000. As of March 31, 2022, such deferrals/loans totaled approximately $5,649,000 (including accrued interest and deferred compensation converted into convertible obligations and convertible promissory notes but excluding conversions of deferred compensation into the Company's common stock by officers, employees and consultants that have already been completed). The extended constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company's effort to develop its business. The Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again in 2018. The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company’s efforts to develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company is able to continue its recent increased success in its efforts to raise needed funds during the remainder of the current fiscal year (and subsequent periods), of which there is no assurance, management will not need to consider deeper cuts (including additional personnel cuts) and curtailment of ongoing activities including research and development activities.

The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop the Initial Project, JVs, Projects (including Integrated Projects) and CAFO Retrofit waste remediation systems (potentially including the Kreider 2 facility. The Company anticipates that it will seek to raise from $10,000,000 to $50,000,000 or more (debt and equity) during the next twelve months. However, as discussed above, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing projects, JVs and proposed projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years. During the year ended June 30, 2021 the Company raised gross proceeds of approximately $5,209,000 through the sale of its securities and paid commissions of approximately $165,000, and anticipates raising additional funds from such sales and transactions. During the nine months ended March 31, 2022, the Company raised gross proceeds for approximately $1,737,000 and paid commissions of approximately $18,600. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

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

Covid-19 pandemic related matters:

The Company faces risks and uncertainties and factors beyond our control that are magnified during the current Covid-19 pandemic and the unique economic, financial, governmental and health-related conditions in which the Company, the country and the entire world now reside. To date the Company has experienced direct impacts in various areas including but without limitation: i) government ordered shutdowns which have slowed the Company’s research and development projects and other initiatives, ii) shifted focus of state and federal governments which is likely to negatively impact the Company’s legislative initiatives in Pennsylvania and Washington D. C., iii) strains and uncertainties in both the equity and debt markets which have made discussion and planning of funding of the Company and its initiatives and projects with investment bankers, banks and potential strategic partners more tenuous, iv) strains and uncertainties in the agricultural sector and markets have made discussion and planning more difficult as future industry conditions are now more difficult to assess and predict, v) constraints due to problems experienced in the global industrial supply chain have created delays and cost increases, vi) due to the age and health of our core management team, many of whom are age 70 or older and have had one or more existing health issues, the Covid-19 pandemic places the Company at greater risk than was previously the case (to a higher degree than would be the case if the Company had a larger, deeper and/or younger core management team), and vii) there almost certainly will be other unanticipated consequences for the Company as a result of the current pandemic emergency and its aftermath

CONTRACTUAL OBLIGATIONS

We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

The Company entered into an agreement on September 23, 2021, to lease approximately four acres of land near Fair Oaks, Indiana, for the development site of its Initial Project.

The following table summarized the supplemental cash flow information for the nine months ended March 31, 2022:

Cash paid for noncancelable operating lease included in the operating cash flows	$60,000
Right of use assets obtained in exchange for operating lease liabilities	$180,586

The future minimum lease payment under noncancelable operating lease with terms greater than one year as of March 31, 2022:

From April 2022 to December 2022	$—
From January 2023 to December 2023	75,000
From January 2024 to December 2024	75,000
Undiscounted cash flow	150,000
Less imputed interest	(24,301)
Total	$125,699

The weighted average remaining lease term and discounted rate related to the Company’s lease liability as of December 31, 2022 were 3 years and 10%, respectively. The Company’s lease discount rate is generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s lease cannot be readily determined.

Through 3G1 the Company is in the process of developing the Initial Project. See discussion above and in the Notes to our Consolidated Financial Statements.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently involved in no litigation matters except:

A: Website: Domain Sale and Resolved Litigation

On March 23, 2022 the Company entered into an agreement to sell domain name <biontech.com> and other related assets to BioNTech SE (“BNTX”) for the sum of $950,000 (before expenses related to the transaction) which sale has been closed/completed with a one-time gain of $902,490. The Company has been using www.bionenviro.com as its primary website (and domain) since July 2021 due to the events described below. The Company has not been using biontech.com as its primary website since July 2021 so domain name <biontech.com> no longer represented a core asset of the Company.

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

PA 1 and Pennvest have agreed to have the equipment sold by a third party auctioneer who will arrange for the sale of its property and deliver all proceeds (net of commissions and customary costs of sale) to Pennvest. The auction has been scheduled for the period between May 13-May 18, 2022. The Company’s personnel will assist PA1 with this process as needed at no cost to PA1.

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

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit		Incorporated by Reference			Filed/Furnished
No.	Description	Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation of Bion Environmental Technologies, Inc., filed with the Secretary of State of the State of Colorado on April 11, 2022	8-K	3.1	04/12/2022
3.2	Amended and Restated Bylaws	8-K	3.2	01/04/2022
10.1	Bion Environmental Technologies, Inc. 2021 Equity Incentive Award Plan	8-K	10.1	04/12/2022
10.2	William O’Neill Employment Agreement (effective May 1, 2022) (without exhibits)	8-K	10.1	05/02/2022
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act				X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.				X

*	Filed herewith.

**	Furnished herewith.

57

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: May 12, 2022	By:	/s/ Mark A. Smith
Mark A. Smith, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 12, 2022	By:	/s/ William O’Neill
William O’Neill, Chief Executive Officer

 58