Form 10-K
period 2022-06-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2022-09-27
CIK 875729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

☐  YES ☒  NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐  YES ☒  NO

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

☒  YES ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

☐  YES ☒  NO

The aggregate market value of the approximately 30,000,000 shares of voting stock held by non-affiliates of the Registrant as of June 30, 2022 approximated $35.5 million.  As of August 1, 2022, the Registrant had 44,120,320 shares of common stock issued and 43,416,011 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

THE RISK FACTORS BELOW ARE FURTHER HEIGHTENED BY THE COVID-19 PANDEMIC AND RESULTING ECONOMIC DOWNTURN AND OTHER RELATED CRISES AS DISCUSSED BELOW.

This Annual Report on Form 10-K (and the documents incorporated herein by reference) contain forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "project," "predict," "plan," "believe," or "continue," or the negative thereof or variations thereon and/or references to goals, targets, projections or similar terminology. The expectations reflected in forward-looking statements may prove to be incorrect.

Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following (not set forth in any order that ranks priority or magnitude):

•	failure of the political, legal, regulatory and economic climate to support funding of environmental clean-up and enforcement of environmental rules and regulations;

•

changes in the public's perceptions of large scale livestock agriculture/CAFOs, consumption of meat and dairy, environmental protection and other related issues; cybercrimes/ hacking (actual and potential) of the Company’s online presence and limited operational computer systems; the Company’s <biontech.com domain was hacked/stolen during 2021 and the Company migrated to the bionenviro.com domain name. The Company initiated litigation seeking its recovery and other relief, recovered and subsequently sold the <biontech.com> domain. See Item 3 “Legal Proceedings” and Note 9 to Financial Statements, “Litigation ” ;

•	the Company's extremely limited financial and management resources which need to be augmented and limited ability to raise additional needed funds and/or hire needed personnel;

•	unsatisfactory wrap-up of the business activities of Bion PA-1 LLC (“PA1”) and/or resolution of PA-1’s negotiations with the Pennvest Infrastructure Authority (“Pennvest”) regarding PA1’s Pennvest Loan (presently in default) and the Kreider 1 System (see “Part I, Items 1 and Item 7 and “Notes to Financial Statements” below);

•	continued delays in (and/or failure of) development of markets (or other means of monetization) for nutrient reductions and other environmental benefits from agriculture and CAFOs and related waste treatment facilities; including failure of markets for nutrient (nitrogen and phosphorus) reductions to develop sufficient breadth and depth;

•	potential delays in constructing the Company’s Initial System, the Dalhart Project other Gen3Tech system installation and/or further delays in the Kreider 2 project and other potential Projects (capitalized items defined in the Item 1 narrative below);

•	the ability of the Company to implement its business strategy;

•	the extent of the Company's success in the development of of Gen3Tech joint ventures (“JVs”) and development/operation of Projects and retrofit/remediation of existing livestock facilities(“Retrofits”) and/or reaching the goals and targets set forth below, especially in light of the fact that at this date the Company has not yet developed its first Gen3Tech JV project and that the resources (CAPEX/personnel/expertise) required for development and operation of such projects will need to be sourced from outside the Company which has very limited resources in each listed category.;

•	dependence upon key personnel and the ability of the Company to keep its existing personnel and their accumulated expertise including the substantial risk of illness or death of one or more key personnel (most of whom are over 70 years of age and/or have existing health vulnerabilities that are exacerbated by the COVID-19 pandemic) and the need to obtain the services of additional personnel as employees and/or consultants as the Company’s business progresses;

•	engineering, mechanical or technological difficulties with operational equipment including potential mechanical failure or under-performance of equipment; operating variances from expectations;

•	the substantial capital expenditures required for the Company’s proposed JVs and development/construction of the Company's proposed Projects and facilities and the related need to fund such capital requirements through commercial banks and/or public or private securities markets;

•	the need to develop and re-develop technology and related applications;

•	operating hazards attendant to the environmental clean-up, CAFO and renewable energy production, fertilizer and/or food retailing and biofuel industries;

•	seasonal and climatic conditions;

•	decreased availability and increased cost of material and equipment (including those caused by the COVID-19 pandemic);

•	the strength and financial resources of the Company's potential competitors;

•	general economic, Covid-19 pandemic (see Item 7. “Management's Discussion And Analysis Of Financial Condition and Results Of Operations” and Note 1 to Financial Statements, “Covid-19 pandemic related matters”) and capital market conditions;

•	industry risks, including environmental related problems;

•	delays in anticipated permit approval and/or start-up dates;

•	the limited liquidity of the Company's equity securities; limited availability of capital on acceptable terms for small public companies like Bion in the current financial markets; and

•	the Company’s limited ability to comply with current and rapidly evolving ESG (environmental, social and governance) related items to date (which is due in large part to the Company’s small size and the fact that the Company has engaged in almost no new hiring ‘in house’ during the past decade combined with the Company’s limited financial capacity and the particular industry segments in which the Company is working) may inhibit the Company’s ability to raise capital and increase its shareholder base.

We do not undertake and specifically disclaim any obligation to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

PART I

ITEM 1.  BUSINESS.

GENERAL

Bion Environmental Technologies, Inc.'s ("Bion," "Company," "We," "Us," or "Our") was incorporated in 1987 in the State of Colorado. Bion’s mission is to create extraordinary value for our shareholders and employees (all of whom own securities in the Company) while delivering premium, sustainable products to our customers (and other stakeholders) through ventures developing profitable, transparent, and sustainable solutions for livestock agriculture.

Our patented and proprietary technology provides advanced waste treatment and resource recovery for large-scale livestock production facilities (also known as “Concentrated Animal Feeding Operations” or “CAFOs"). Livestock production and its waste, particularly from CAFOs, has been identified as one of the greatest soil, air, and water quality problems in the U.S. today.  Application of our third generation technology and business/technology platform (“Gen3Tech”) can largely mitigate these environmental problems, while simultaneously improving operational/ resource efficiencies by recovering high-value co-products from the CAFOs’ waste stream. These waste stream ‘assets’ – including primarily nutrients and methane – have traditionally been wasted or underutilized and are the same ‘pollutants’ that today fuel harmful algae blooms, contaminate groundwater, and exacerbate climate change.

During the first half of 2022 Bion began marketing our sustainable beef opportunity to retailers, food service distributors and the meat industry in the U.S.  In general, the response has been favorable. During July 2023, Bion announced a letter of intent (“Ribbonwire LOI”) to develop its first large-scale commercial project, a 15,000-head sustainable beef cattle feeding operation together with the Ribbonwire Ranch, in Dalhart, Texas (with a provision to expand to 60,000 head) (“Dalhart Project”). The Dalhart Project will be developed to produce blockchain-verified, sustainable beef (with reduced the stress on cattle caused by extreme weather and temperatures and resulting higher feed/weight gain efficiency) while remediating the environmental impacts associated usually associated with cattle CAFOs. Bion’s patented technology will treat the waste stream and recover/refine valuable coproducts that include clean water, renewable natural gas (RNG), photovoltaic solar electricity, organic fertilizer and potentially other products. We anticipate converting the Ribbonwire LOI into a definitive agreement with Ribbonwire Ranch and creating distribution agreements with key retailers and food service distributors during the current fiscal year.

Bion’s business model and technology platform can create the opportunity for joint ventures (in various contractual forms)(“JVs”) between the Company and large livestock/food/fertilizer industry participants based upon the supplemental cash flow generated by implementation of our Gen3Tech business model, which cash flows will support the costs of technology implementation (including servicing related debt). We anticipate this will result in substantial long-term value for Bion. In the context of such JVs, we believe that the verifiable sustainable branding opportunities (conventional and organic) in meat will represent the single largest enhanced revenue contributor provided by Bion to the JVs (and Bion licensees). The Company believes that the largest portion of its business with be conducted through such JVs, but a material portion may involve licensing and or other approaches.

Bion’s Gen3Tech was designed to capture and stabilize these assets and produce renewable energy, fertilizer products, and clean water as part of the process of raising verifiably sustainable livestock. All steps and stages in the treatment process will be third-party verified, providing the basis for additional revenues, including renewable energy-related credits and, eventually, payment for ecosystem services, such as nutrient credits as described below. The same verified data will be used to substantiate the claims of a USDA-certified sustainable brand that will support premium pricing for the meat/ animal protein products that are produced in Bion facilities.

Our business plan is focused on executing multiple agreements and letters of intent related to the “Bion Beef Opportunity” and commencing development of multiple sustainable beef joint venture projects over the next twelve-eighteen (12-18) months while moving forward with the Initial Project (see below) and the Dalhart Project. Bion also intends to pursue other opportunities in the livestock industry enabled by our Gen3Tech business model.  The Ribbonwire LOI announcement has generated significant interest within the livestock industry (among ranchers, feedlot operators, farmers and other AG industry parties) and food distribution and retail industry. We believe that this interest, combined with consumer interest in ‘sustainable products’ and the growing enthusiasm among some livestock industry parties for environmental/sustainable/regenerative practices, provides Bion (and its partners/venturers) with an opportunity to move forward with a truly sustainable solution in this industry segment.

During the next six months, the Company intends to construct and begin operations of phase 1 of our Initial Project located near Fair Oaks, Indiana. Bion expects the Initial Project to provide data that illustrates the effectiveness of our Gen3Tech in a commercial setting by the end of the 2nd quarter in 2023 which will support development of the Dalhart Project (and other projects) during 2023 and thereafter.  We believe this data will also provide additional potential stakeholders (cattle producers, cattle feeders, packers, distributors, retailers and financial institutions) with the information they need to proceed with confidence in collaborating with Bion on multiple new projects (see below).

Bion is now focused primarily on: i) development/construction of the Initial Project, our initial commercial-scale Gen3Tech installation (see below and Notes to Financial Statements , ii) development/construction of the Dalhart Project, iii) developing applications and markets for its sustainable (conventional and organic) animal protein products and its low carbon organic fertilizer products , iv) discussions regarding initiation and development of agreements and joint ventures (“JVs” as discussed below) (and related projects) based on the augmented capabilities of our Gen3Tech business platform (in the sustainable beef and other livestock segments), while (v) continuing to pursue business opportunities related to large retrofit projects (such as the Kreider poultry project JV described below) and vi) ongoing R&D activities.

At present, there is essentially no traceable and verifiable ‘sustainable beef’ available to the US market except for niche products. In response to consumer demand for transparency and sustainability, Bion expects the meat industry in general, and beef specifically, to evolve towards using new technologies to deliver these attributes in their products. While we anticipate a faster adoption of tracking, verification and sustainability technologies in other perishable food categories like produce and dairy due to their harvest and production techniques, meat industry leaders have also announced their willingness to move forward with initiatives in this area. Bion predicts that within approximately five years, consumers will be able to track and verify claims including sustainability on 25% (or more) of the products merchandised in the meat department. Bion believes that the retail market share of verifiably sustainable beef in the US will approach 7-10 % within three (3) years (end of 2025) and 25% in five (5) years (end of 2027) (approximately 2,000,000 cattle annually) (and more thereafter). If Bion can successfully execute on its sustainable beef business plan, facilities utilizing Bion’s Gen3Tech platform will provide one-third (1/3) or more of that of the premium market segment (and a higher portion of meat that is actually traceable and verifiably sustainable). Our goal is to have multiple sustainable beef projects under development (within 3-5 distinct JVs) by the end of 2023. Our first commercial project is likely to be the Dalhart Project but we anticipate commencing additional sustainable beef projects during 2023 as well. Our current target is to have at least three (3) facility modules (15,000 head per module)(“Modules”) in development/under construction during 2023 in three (3) different JVs with the initial barns being populated with livestock by fall/winter 2024-25. Further expansion in the number of distinct JVs is projected through 2025 aiming at 5-10 JVs in process --- each of which JVs will be pursuing development of multiple Modules with targets of 12-15 populated Modules by the end of 2025 (approximately 2%-3% of the US beef market) and 30-45 Modules constructed and populated by 2027-28 (approximately 6%-8% of the US beef market) with further expansion thereafter. Bion’s current goal is that its Gen3Tech platform will be utilized to produce 33% of the verifiable “sustainable beef” category at the end of the period (which will equal approximately 2 million cattle annually)(45 Modules).

There is no assurance that the Company will reach or approach the goals/targets set forth above. Reaching such goals/targets will require access to very large amounts of capital (equity and debt) as each module is projected to cost in excess of $50 million to construct and require mobilization of substantial personnel, technical resources and management skills. The Company does not possess either the financial or personnel resources required internally and will need to source such resources from outside itself.

During this five (5) year period, the Company also anticipates having additional Gen3Tech projects underway in the pork/dairy/egg sectors of the US animal protein market.

HISTORY, BACKGROUND AND CURRENT ACTIVITIES

Since the Company’s inception, Bion has designed and developed advanced waste treatment systems for livestock. The first and second generations of Bion’s technology platform were biological systems, primarily focused on nutrient control. Over 30 of these systems were deployed at New York dairies, Florida food processing facilities and dairies, North Carolina hog farms, a Texas dairy and a Pennsylvania dairy (“Kreider 1 Project”). The systems were highly effective at their intended purpose: capturing nitrogen and phosphorus. They produced BionSoil as a byproduct, which was a remarkably effective soil amendment/ fertilizer product, but whose value was not enough to support a viable business model. As such, these early technology iterations were entirely dependent on either implementation of new regulations requiring waste treatment, or subsidy/ incentive programs that would provide ‘payment for ecosystem services’. By the mid-2010’s, it became apparent that neither of these options were imminent or even assured, so the Company initiated the steps to reimagine and redesign its technology.

From 2016 to 2021 fiscal years, the Company focused most of its activities and resources on developing, testing and demonstrating the third generation of its technology and technology platform (“Gen3Tech”) that was developed with an emphasis producing more valuable co-products from the waste treatment process, including renewable natural gas and ammonium bicarbonate, a low-carbon, organic ’pure’ nitrogen fertilizer product while raising sustainable livestock.

The $175 billion U.S. livestock industry is under intense scrutiny for its environmental and public health impacts – its ‘environmental sustainability’-- at the same time it is struggling with declining revenues and margins (derived in part from clinging to its historic practices and resulting limitations and impacts) which threaten its ‘economic sustainability’. Its failure to adequately respond to consumer concerns including food safety, environmental impacts, and inhumane treatment of animals have provided impetus for plant-based alternatives such as Beyond Meat and Impossible Burger (and many others) being marketed as “sustainable” alternatives for this growing consumer segment of the market.

The Company believes that its Gen3Tech, in addition to providing superior environmental remediation, creates opportunities for large scale production of i) verifiably sustainable-branded livestock products and ii) verifiably sustainable organic-branded livestock products, both of which will command premium pricing (in part due to ongoing monitoring and third-party verification of environmental performance which will provide meaningful assurances to both consumers and regulatory agencies). Each of these two distinct market segments (which the Company intends to pursue in parallel) presents a large production/marketing opportunity for Bion. Our Gen3Tech will also produce (as co-products) biogas, solar photovoltaic electricity in appropriate locations, and valuable low carbon organic fertilizer products, which can be utilized in the production of organic grains for use as feed for raising organic livestock (some of which may be utilized in the Company’s JV projects) and/or marketed to the growing organic fertilizer market.

During July 2022, the Company entered into a letter of intent with Ribbonwire Ranch (Dalhart, Texas) (“Ribbonwire LOI”) setting forth the parties’ intention to negotiate a joint venture agreement (“JVA”) and enter into a joint venture (“JV”) to develop and operate an initial 15,000 head integrated, sustainable beef facility on RWR property (“Dalhart Project”) including:

a)	innovative cattle barns (with slatted floors to facilitate movement of manure to the anaerobic digester and potentially solar PV generation on the rooftops which barns will improve the living conditions of the animals while increasing feeding/weight gain efficiency,
b)	‘customized’ anaerobic digestion systems (including pretreatment to increase renewable natural gas (‘RNG’) production and an RNG cleaning system (which will include capture/recycling of the CO2) to allow pipeline sales and monetization of related environmental credits,
c)	a Bion Gen3Tech module (which will utilize the recycled CO2 to increase ammonium bicarbonate recovery) for the production of ammonium bicarbonate fertilizer for use in organic crop production (plus residual organic solids and clean water),
d)	which will produce verifiably sustainable beef products with USDA certified branding.

The Dalhart Project will include expansion capability up to 60,000 head of cattle, in aggregate, located at/around/contiguous to the initial facilities on Ribbonwire property.

The opportunity presented by the Ribbonwire LOI to commercialize the Company’s Gen3Tech and business model matured more quickly than anticipated (reflecting strong industry and public momentum in favor of verifiably sustainable food ventures). As a result, we have shifted our plans to focus resources and make our initial 15,000 head operation in Dalhart, TX a reality as soon as possible.

To place the Ribbonwire LOI and the Dalhart Project in the context of Company’s business plan (and our prior public disclosure), if the contemplated venture moves forward on the timelines set forth in the Ribbonwire LOI, active development of the Dalhart Project will commence early in the second quarter of 2023.

Prior to such activity, the Company intends to construct and operate the initial phase of the previously announced Gen3Tech demonstration project near Fair Oaks, Indiana (“Initial Project”): i) to validate our existing data and modeling at commercial scale and ii) to optimize the Bion Gen3Tech module for finalization of design parameters and fabrication details of our planned 15,000 head commercial facilities (including the Dalhart Project). For the purposes of this initial phase, the Company, in order to accelerate the data acquisition phase, intends to utilize anaerobic digester effluent from the nearby/contiguous Fair Oaks dairy. Construction and related activities of this demonstration project have commenced with main module assembly on site targeted to commence during January 2023 (somewhat delayed due to supply chain constraints) followed by operations through the first half of 2023 to generate the required information. Thereafter, the Company will evaluate what, if any, additional facilities and testing will take place at that location.

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

The Company anticipates that it will negotiate additional letters of intent and enter into additional joint ventures related to the development of further commercial-scale sustainable beef projects over the next 6-18 months in addition to the Dalhart Project.

As previously disclosed, during late September 2021, Bion entered into a lease for the development site of the Initial Project, our initial commercial scale Gen3Tech project, which Initial Project will be located on approximately four (4) acres of leased land near Fair Oaks, Indiana, and a related agreement regarding disposal of certain manure effluent with the Curtis Creek Dairy unit of Fair Oaks Farms (“FOF”). Design and pre-development work commenced during August 2021 and preliminary surveying, site engineering and other work is now underway along with site-specific engineering and design work. The Initial Project was initially planned to be an environmentally sustainable beef cattle feeding facility, equipped with state-of-the-art housing and Bion’s 3G-Tech platform to provide waste treatment and resource recovery. Bion has designed the project to house and feed approximately 300 head of beef cattle. If all phases of the Initial Project are constructed, the facility will include Bion’s Gen3Tech platform including: i) covered barns (possibly including roof top solar photovoltaic generation), ii) anaerobic digestion for renewable energy recovery, iii) livestock waste treatment and resource recovery technology, iv) Bion’s ammonium bicarbonate recovery and crystallization technology and iv) data collection software to document system efficiencies and environmental benefits (with the Bion Gen3Tech facilities capable of treating the waste from approximately 1,500 head). The facility will be large enough to demonstrate engineering capabilities of Bion’s Gen3Tech at commercial scale, but small enough that it can be constructed and commissioned relatively quickly. Originally, construction and onsite assembly operations were targeted to commence sometime late in 2022, however, supply chain backlogs have delayed likely delivery dates for core modules of the Bion system to the site until sometime during January 2023. 3G1 has been moving forward with the development process of the Initial Project. See Note 3 “Property and Equipment” and Note 12 “Subsequent Events” (for activities since the start of the first quarter of the 2023 fiscal year).

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

Specifically, the Initial Project is being developed to provide and/or accomplish the following:

i.	Proof of Gen3Tech platform scalability

-	Document system efficiency and environmental benefits and enable final engineering modifications to optimize each unit process within the Bion Gen3Technology platform.

-	Environmental benefits will include (without limitation) renewable energy production (natural gas recovery from AD and solar electric from integrated roof top photovoltaic generation); nutrient recovery and conversion to stable organic fertilizer; pathogen destruction; water recovery and reuse; air emission reductions.

ii.	Use Bion’s data collection system to support 3rd party verified system efficiency requirement to qualify for USDA Process-Verified-Program (PVP): certification of sustainable branded beef (and potentially pork) product metrics.

iii.	Produce sufficient ammonium bicarbonate nitrogen fertilizer (“AD Nitrogen”) for commercial testing by potential joint venture partners and/or purchasers and for university growth trials.

iv.	Produce sustainable beef products for initial test marketing efforts.

On January 28, 2022 Bion Environmental Technologies, Inc. (‘Bion’), on behalf of Bion 3G1 LLC (‘3G1’), a wholly-owned subsidiary, entered into a Purchase Order Agreement with Buflovak and Hebeler Process Solutions (collectively ‘Buflovak’) in the amount of $2,665,500 (and made the initial 25% payment ($665,375)) for the core of the ‘Bion System’ portion (without the crystallization modules which will be ordered and fabricated pursuant to subsequent agreements) of the previously announced Gen3Tech Initial Project. This Purchase Order encompasses the core of Bion’s Gen3Technology.

On March 21, 2022 the Company received progress notice re completion of certain work in process and an invoice from Buflovak for the next 25% payment ($665,375) which was paid during the 2022 fiscal year. On June 6, 2022, the Company received progress notice re completion of certain work in process and an invoice from Buflovak for the third 25% payment ($665,375) which was paid on July 5, 2022 bringing the aggregate payments to $1,996,125 as of the date of this report.  Buflovak has worked with the Company on design and testing of its Gen3Tech over several years. 3G1 is working in concert with Integrated Engineering Services, the primary site engineering firm for the facility, on the integration of all project components/modules at the Initial Project site. Additional agreements have been entered into various professional services providers (engineers, surveyors, etc.) for work related to the Initial Project.

The Initial Project will be carried out in stages with phase one focused on portions of items i. and iii. set forth above.

Upon completing the primary goals of phase 1 of the Initial Project (coupled with obtaining organic certifications(s) for our solid ammonium bicarbonate fertilizer product line), Bion expects to be ready to move forward with its plans for development of much larger facilities including the Dalhart Project including final design of its Gen3Tech modules. The Company anticipates that discussions and negotiations it has begun (together with additional opportunities that will be generated over the next 6-12 months) regarding potential JVs with strategic partners in the financial, livestock and food distribution industries to develop large scale projects will continue during the development/construction of the Initial Project with a 2023 goal of establishing multiple JV’s for large scale projects that will produce sustainable and/or sustainable-organic corn-fed beef. These products will be supported by a USDA PVP-certified sustainable brand that will, initially, highlight reductions in carbon and nutrient footprint, as well as pathogen reductions associated with foodborne illness and antibiotic resistance, along with the organic designation where appropriate. Bion has successfully navigated the USDA PVP application process previously, having received conditional approval of its 2G Tech platform (pending resubmission and final site audits), and is confident it will be successful in qualifying its Gen3Tech platform.

After the basic technology start-up milestones of the Initial Project (primarily optimization and steady-state operations of the core modules of our Gen3Tech platform) have been met, the Company will determine whether to complete the entire Initial Project as originally designed at that location or the relocate the core modules to an alternative permanent location. The Company is in discussion with the University of Nebraska-Lincoln to jointly develop an integrated beef facility based on Bion’s Gen3Tech and business model at its Klosterman Feedyard Innovation Center (“KFIC”) (or other mutually agreed upon location) which facility will include innovative barns, an anaerobic digester and a Bion Gen3Tech system to conduct ongoing research and development related thereto and the KFIC is a possible site for the long-term re-location of the core modules. This venture, if it moves forward, is anticipated to include joint preparation of applications for grants and other funding from the USDA (‘climate smart’ program, rural development, etc.) and other sources. The Company will also evaluate re-locating the core module of the Initial Project to Dalhart, Texas, where it might be integrated into the first phases of the Dalhart Project.

The Company’s initial ammonium bicarbonate liquid product completed its Organic Materials Review Institute (“OMRI”) application and review process with approval during May 2020. Applications for our first solid ammonium bicarbonate product line have been filed with OMRI, the California Department of Food & Agriculture (“CDFA”) and the Iowa Organic Program (“IOP”) and are in the review processes (which is likely to require an extended period of time and multiple procedural steps, in part due to the novel nature of our Gen3Tech in the context of organic certifications). See “Organic Fertilizer Listing/Certification Process” below.

Additionally, the Company believes there will also be opportunities to proceed with selected ‘retrofit projects’ of existing facilities (see ‘Gen3Tech Kreider 2 Poultry Project’ below as an example) in the swine, dairy and poultry industries utilizing our Gen3Tech.

Bion believes that substantial unmet demand currently exists– potentially very large – for ‘real’ meat/ dairy/ egg products that offer the verifiable/believable sustainability consumers seek, but with the taste and texture they have come to expect from American beef and pork, dairy and poultry. Numerous studies demonstrate the U.S. consumers’ preferences for sustainability. For example, 2019 NYU Stern’s Center for Sustainable Business study found that ‘products marketed as sustainable grew 5.6 times faster than those that were not…’ and that ‘…in more than 90 percent of consumer-packaged-goods (CPG) categories, sustainability-marketed products grew faster than their conventional counterparts.’ Sales growth of plant-based alternatives, including both dairy and more recently ground meat (Beyond Meat, Impossible Foods, etc.) have shown that a certain segment of consumers is choosing seemingly sustainable food product offerings, and are also willing to pay a premium for it. Numerous studies also support the consumers’ ‘willingness-to-pay’ (WTP) for sustainable choices, including a recent meta-analysis of 80 worldwide studies with results that calculate the overall WTP premium for sustainability is 29.5 percent on average.

As one of the largest contributors to some of the greatest air and water quality problems in America, it is clear that livestock waste cleanup, at scale, represents one of the greatest opportunities we have to reduce negative environmental impacts of the food supply chain on air and water quality. Bion’s Gen3Tech platform, along with its business model, enables the cleanup of the ‘dirtiest’ part of the food supply chain: animal protein production and creates the opportunity to produce and market verifiably sustainable organic and conventional ‘real meat’ products that can participate in the growth and premium pricing that appears to be readily available for the ‘right’ products.

Gen3Tech Beef Business Model

Bion believes that at least a premium segment of the U.S. beef industry (and potentially other livestock industry groups) is at the doorstep of a transformative opportunity to address the growing demand for sustainable food product offerings, while pushing back against today’s anti-meat messaging. At $66 billion/year (2021 wholesale/farmgate value), the beef industry is a fragmented, commodity industry whose practices date back decades. In 1935 inflation-adjusted terms, beef is 63% more expensive today, while pork and chicken, which are now primarily raised in covered barns, at CAFOs with highly integrated supply chains, are 12% and 62% cheaper, respectively. In recent years, the beef industry has come under increasing fire from advocacy groups, regulatory agencies, institutional investors, and ultimately, their own consumers, over concerns that include climate change, water pollution, food safety, and the treatment of animals and workers.

Advocacy groups targeting livestock and the beef industry have recently been joined by competitors that produce animal protein alternatives in seeking to exploit the industry’s environmental and economic weaknesses. Their global anti-meat messaging has had a substantial chilling effect on the relationships the beef industry has with its institutional investors; retail distributors, such as fast-food restaurants; and mostly, its consumers. Led by the United Nations Food and Agriculture Organization, a coordinated anti-meat messaging campaign has targeted consumers worldwide, primarily focused on the industry’s impacts on climate change. Meat alternatives, especially plant-based protein producers like Beyond Meat and Impossible Foods, are being heavily promoted by themselves and the media, and initially enjoyed steady sales growth until sales began flattening over the past 12-18 months. A 2018 NielsenIQ Homescan survey last year found that 39% of Americans are actively trying to eat more plant-based foods. Some of the recent growth in plant-based proteins results from increasing lactose intolerance and other health concerns; however, most of that growth is attributed to consumers’ growing concerns for the environmental impacts of real meat and dairy. Several large US companies that have traditionally focused on livestock production, including Cargill, ADM, Perdue Foods, and Tyson, have recently entered the plant protein space. In terms of changing customer preferences, ‘saving the planet’ has proven to be a more compelling argument than the traditional animal activism/ welfare pitch. To date, the primary beef ‘industry response’ to this has been grass-fed beef, which is regarded as a generally more sustainable offering than grain-fed (largely without empirical evidence) plus a patina of initiatives invoking the vague term ‘regenerative’ agriculture. However grass-fed beef has had only limited acceptance in U.S. markets, because it is less flavorful and tougher than the traditional corn-fed beef consumers have grown to enjoy.

It should be noted that these plant-based protein producers are primarily expected to be able to serve the ground/ processed meat market, segment which represents only about 10 percent of the overall animal protein market. Further, there has recently been pushback to these plant-based products, focusing on their highly processed nature and unproven health benefits, scalability/ pricing, and their uncertain carbon footprint. There have also been several companies recently enter the cellular and 3D-printed meat arena. While facing myriad technical and economic challenges and further out on the development timeline, some people believe cellular agriculture (aka cultured, clean, lab-grown, cultivated) meat may have the potential to service a much larger percentage of the market than plant-based protein, including cuts like steaks, chops and roasts, but the likely cost and timeline for availability remain very uncertain at this point.

Each of these items supports Bion’s belief that there is a potentially very large opportunity to supply premium verifiably sustainable beef products that address these consumer concerns. We believe that the real meat/beef products that can be cost-effectively produced today using our Gen3Tech platform, both sustainable and/or sustainable organic, can provide an affordable product that satisfies the consumer’s desire for sustainability, while providing the superior taste and texture those consumers have grown to prefer.

While the beef industry has largely continued historic practices, the dairy industry has housed milk cows in barns and has been processing cow waste through anaerobic digesters (ADs) to generate energy for years. In recent years the renewable biogas (RNG) from the dairy ADs  has become increasingly lucrative due to related environmental credits .

Bion‘s sustainable beef business model, based on our Gen3Tech platform, will develop and operate large scale facilities that: a) utilize custom designed barns which enable a more controlled and monitored husbandry environment (and photovoltaic solar electricity generation utilizing the rooftops), b) with continual manure transfer to ADs, c) which produce RNG and related environmental revenues, and d) then channel the AD waste (including CO2 recovered from the RNG processing/cleanup) through a series of patented technologies to refine the waste into its various components. The diagram below depicts a simplified facility schematic/flow chart:

This overall business model unites several interrelated businesses driven by Bion’s technology and augments and aggregates multiple revenue streams as described below. See “Technology and Technology Platform” below for descriptions of the 4 major categories of products/revenue streams which Bion anticipates from its Gen3Tech beef facilities: a) premium ‘sustainable branded’ beef, b) renewable energy and energy/environmental/carbon-related credits, c) organic fertilizer products and d) nutrient credits.

Sustainable Beef

Bion’s goal is to be first to market with meaningfully verified sustainable beef products that can be produced at sufficient scale to service national market demand. The cattle produced at a Bion facility will have a substantially lower carbon footprint, dramatically reduced nutrient impacts to water and air, and an almost total pathogen kill in the waste stream. Further, the economics of producing these cattle (including the cost of the facility/technology upgrade) will be greatly enhanced by the revenue realized from the recovery of valuable resources, including renewable energy, high-value fertilizer products, and clean water.

A Bion sustainable beef facility (see diagram above) will be comprised of covered barns with slotted floors (allowing the waste to pass through) which will reduce ammonia volatilization and loss to the atmosphere, as well as odors, thereby improving animal health and human working conditions while preventing air/soil/water pollution. The manure will be collected and moved directly to customized anaerobic digestion facilities which will produce renewable natural gas (and re-cycle CO2 from the gas cleaning process). Covered barns will reduce weather impacts on the livestock and have been demonstrated to promote improved general health and weight gain in the cattle housed in them. The barns’ very large roof surface area will be utilized (in appropriate geographical locations) for the installation of photovoltaic solar generation systems to produce electricity for the facility, as well as export to the grid. The barn roofs will also be configured to capture rainwater, which, coupled with the water recovered from the treatment process, will reduce the projects’ reliance on current water supplies.

Waste treatment and resource recovery will be provided by Bion’s Gen3Tech platform, which Bion believes offers the most comprehensive solution for livestock waste available today. In addition to direct environmental benefits, every pound of nitrogen that is captured, upcycled, and returned to the agricultural nitrogen cycle as high-quality fertilizer (vs lost to contaminate downstream waters), is also a pound of nitrogen that will not have to be produced as synthetic urea or anhydrous ammonia, with their tremendous carbon cost. System performance and environmental benefits will be monitored and verified through third parties, with USDA PVP certification of the sustainable brand that Bion also believes will be the most comprehensive available in the market.

Recently there have been efforts to establish sustainable brands (including USDA PVP certification) for a number of small-scale livestock producers (largely in the grass fed beef category). To date, the reach and extent of such efforts is limited and it is difficult to determine their effectiveness. Additionally, there have been public announcements of initiatives related to beef sustainability (largely focused on the ‘cow-calf’ segment of the livestock chain) in procurement by major beef processing companies, but a closer look finds that most consist largely of ‘green washing’ public proclamations in the wake of environmental and social criticism that re-package prior initiatives and lack any significant new substance.

At present, there is essentially no traceable and verifiable ‘sustainable beef’ available to the US market except for niche products. In response to consumer demand for transparency and sustainability, Bion expects the meat industry in general, and beef specifically, to evolve towards using new technologies to deliver these attributes in their products. While we anticipate a faster adoption of tracking, verification and sustainability technologies in other perishable food categories like produce and dairy due to their harvest and production techniques, meat industry leaders have also announced their willingness to move forward with initiatives in this area. Bion predicts that within approximately five years, consumers will be able to track and verify claims including sustainability on 25% (or more) of the products merchandised in the meat department. Bion believes that the retail market share of verifiably sustainable beef in the US will approach 7-10 % within three (3) years (end of 2025) and 25% in five (5) years (end of 2027) (approximately 2,000,000 cattle annually). If Bion can successfully execute on its sustainable beef business plan, facilities utilizing Bion’s Gen3Tech platform will provide one-third (1/3) or more of that of the premium market segment (and a higher portion of meat that is actually traceable and verifiably sustainable). Our goal is to have multiple sustainable beef projects under development (within 3-5 distinct JVs) by the end of 2023. Our first commercial project is likely to be the Dalhart Project but we anticipate commencing additional sustainable beef projects during 2023 as well. Our current target is to have at least three (3) facility modules (15,000 head per module)(“Modules”) in development/under construction during 2023 in three (3) different JVs with the initial barns being populated with livestock by fall/winter 2024-25. Further expansion in the number of distinct JVs is projected through 2025 aiming at 5-10 JVs in process --- each of which JVs will be pursuing development of multiple Modules -- with targets of 12-15 populated Modules by the end of 2025 (approximately 2%-3%% of the US beef market) and 30-45 Modules constructed and populated by 2027-28 (approximately 6%-8% of the US beef market) with further expansion thereafter. Bion’s current goal is that its Gen3Tech platform will be utilized to produce 33% of the verifiable “sustainable beef” category at the end of the period (which will equal approximately 2 million cattle annually)(45 Modules).

There is no assurance that the Company will reach or approach the goals/targets set forth above. Reaching such goals/targets will require access to very large amounts of capital (equity and debt) as each module is projected to cost in excess of $50 million to construct and require mobilization of substantial personnel, technical resources and management skills. The Company does not possess either the financial or personnel resources required internally and will need to source such resources from outside itself.

Some portion of which sustainable beef will likely be organic (see below).

Sustainable Organic Beef

Bion believes it has a unique opportunity to produce, at scale, affordable corn-fed organic beef that is also certified as sustainable. In addition to the sustainable practices described above, organic-sourced beef cows would be finished on organic corn, which would be produced using the ammonium bicarbonate fertilizer captured by the Gen3Tech platform. Bion believes its meat products will meet consumer demands with respect to sustainability and safety (organic) and provide the tenderness and taste American consumers have come to expect from premium conventional American beef. Such products are largely unavailable in the market today. We believe Bion’s unique ability to produce the fertilizer needed to grow a supply of relatively low-cost organic corn, and the resulting opportunity to produce organic beef, will dramatically differentiate us from potential competitors. This organic opportunity is dependent on successfully establishing Bion’s fertilizer products as acceptable for use in organic grain production.

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

The demonstrated willingness of consumers to purchase sustainable products (along with numerous research and marketing studies confirming consumers are seeking, and are willing to pay a premium for, sustainable products)---in combination with the threat to the livestock industry market (primarily beef and pork) posed by plant-based alternatives (heightened by pandemic conditions)--- has succeeded in focusing the large scale livestock industry on how to meet the plant-based market challenge by addressing the consumer sustainability issues. The consumer demand for sustainability appears to be a real and lasting trend, but consumers remain skeptical of generalized claims of ‘sustainability’. To date, a large portion of the industry responses to this trend have been at a superficial level or consist of ‘green washing’, a deceptive marketing practice where companies promote non-substantive initiatives. Real sustainability for the livestock industry will require implementation of advanced waste treatment technology at or near the CAFOs – where most of the negative environmental impacts take place.

Organic Fertilizer Listing/Certification Process

The Company has focused a large portion of its activities on developing, testing and demonstrating the 3rd generation of its technology and technology platform (“Gen3Tech”) with emphasis on increasing the efficiency of production of valuable co-products from the waste treatment process, including ammonia nitrogen in the form of low carbon and/or organically certified ammonium bicarbonate products. The Company’s initial ammonium bicarbonate liquid product completed its Organic Materials Review Institute (“OMRI”) application and review process with approval during May 2020.

Applications for our first solid form of concentrated ammonia, soluble nitrogen fertilizer product line have been filed with OMRI (filed during May 2021), the Iowa Organic Program (“IOP”)(filed during March 2022) and the California Department of Food & Agriculture (“CDFA”)(filed during May 2022) and are each in the review process. The review processes are requiring extended periods of time and multiple procedural steps with each entity in part due to the novel nature of Bion’s Gen3Tech and our solid ammonium bicarbonate product in the context of organic certifications. The OMRI application has proceeded through multiple stages of review and rebuttal/appeal without receiving a positive result to date. The Company anticipates has recently filed a new appeal to the most recent determinations. The Company’s CDFA has received initial comments regarding our solid ammonium bicarbonate product line and we anticipate providing CDFA with the requested updated information and clarifications during the next 60 days. The Company’s product line is novel in part due to the fact that there is not a formal listing category for a solid form of concentrated ammonia, soluble nitrogen fertilizers and there is no clear guidance at present from internal policy manuals on how to categorize this product and the process that produced it. There is also no clear guidance at present from either the NOP or the National Organic Standards Board (“NOSB”) (which is currently involved in a related review and recommendations process regarding ‘high nitrogen liquid fertilizers’ derived from ammonia from manure). The Company and its representatives, along with a number of other stakeholders, are involved in discussions regarding resolution of these matters at all three levels. The Company anticipates positive resolution of this matter with one or more listings/certifications of this product line well prior to operational dates for the Company’s initial large scale JV Gen3Tech projects.

Gen3Tech Kreider 2 Poultry Project

Bion has done extensive pre-development work related to a waste treatment/renewable energy production facility to treat the waste from KF’s approximately 6+ million chickens (planned to expand to approximately 9-10 million) (and potentially other poultry operations and/or other waste streams) ('Kreider Renewable Energy Facility' or ‘Kreider 2 Project’). On May 5, 2016, the Company executed a stand-alone joint venture agreement (“JVA”) with Kreider Farms covering all matters related to development and operation of Kreider 2 system to treat the waste streams from Kreider’s poultry facilities in Bion PA2 LLC (“PA2”). During May 2011 the PADEP certified a smaller version of the Kreider 2 Project (utilizing our 2nd generation technology) under the old EPA’s Chesapeake Bay model. The Company anticipates that if and when new designs are finalized utilizing our Gen3Tech, a larger Kreider 2 Project will be re-certified for a far larger number of credits (management’s current estimates are between 2-4 million (or more) nutrient reduction credits for treatment of the waste stream from Kreider’s poultry pursuant to the amended EPA Chesapeake Bay model and agreements between the EPA and PA). Note that this Project may also be expanded in the future to treat wastes from other local and regional CAFOs (poultry and/or dairy---including the Kreider Dairy) and/or additional Kreider poultry expansion (some of which may not qualify for nutrient reduction credits). The Company has commenced discussions with Kreider Farms regarding updating the JVA to reflect the capabilities of our Gen3Tech platform and anticipates executing an amended (or new) JVA during the current fiscal year. The Company anticipates that if and when PA2 re-commences work on the Kreider 2 Project, it will submit a new application based on our Gen3Tech. Site specific design and engineering work for this facility have not commenced, and the Company does not yet have financing in place for the Kreider 2 Project. This opportunity is being pursued through PA2. If there are positive developments related to the market for nutrient reductions in Pennsylvania, of which there is no assurance, the Company intends to pursue development, design and construction of the Kreider 2 Project with a goal of achieving operational status for its initial modules during the following calendar year. The economics (potential revenues and profitability) of the Kreider 2 Project, despite its proposed use of Bion’s Gen3Tech for increased recovery of marketable by-products and sustainable branding, are based in material part the long-term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up. However, liquidity in the Pennsylvania nutrient credit market has not yet developed significant breadth and depth, which lack of liquidity has negatively impacted Bion’s business plans and will most likely delay PA2’s Kreider 2 Project and other proposed projects in Pennsylvania.

Bion believes that the Kreider 2 Project and/or subsequent Bion Projects in PA and the Chesapeake Bay Watershed will eventually generate revenue from the sale of: a) nutrient reductions (credits or in other form), b) renewable energy (and related credits), c) sales of fertilizer products, and/or d) potentially, in time, credits for the reduction of greenhouse gas emissions, plus e) license fees/premiums related to a ‘sustainable brand’. The Covid-19 pandemic has delayed legislative efforts in Pennsylvania needed to commence its development. However, the Company is currently engaged in dialogue with the regional EPA office and the Chesapeake Bay Program Office regarding the potential of the Company’s Gen3Tech Kreider2 Project (and other potential projects) to enable Pennsylvania to move forward toward meeting its Chesapeake Bay clean-up goals. We believe that the potential market is very large, but it is not possible to predict the exact timing and/or magnitude of these potential markets at this time.

Technology Deployment: Bion Gen3Tech

Widespread deployment of waste treatment technology, and the sustainability it enables, is largely dependent upon generating sufficient additional revenues to offset the capital and operating costs associated with technology adoption. Bion’s Gen3Tech business platform has been developed to create opportunities for such augmented revenue streams, while providing third party verification of sustainability claims. The Gen3Tech platform has been designed to maximize the value of co-products produced during the waste treatment/recovery processes, including pipeline-quality renewable natural gas (biogas) and commercial fertilizer products approved for organic production. All processes will be verifiable by third parties (including regulatory authorities and certifying boards) to comply with environmental regulations and trading programs and meet the requirements for: a) renewable energy and carbon credits, b) organic certification of the fertilizer coproducts and c) USDA PVP certification of an ‘Environmentally Sustainable’ brand (see discussion below), and d) payment for verified ecosystem services. The Company’s first patent on its Gen3Tech was issued during 2018. In August 2020, the Company received a Notice of Allowance on its third patent which significantly expands the breadth and depth of the Company’s Gen3Tech coverage, and the Company has additional applications pending and/or planned.

Bion’s business model and technology platform can create the opportunity for joint ventures s (in various contractual forms) (“JVs”) between the Company and large livestock/food/fertilizer industry participants based upon the supplemental cash flow generated by implementation of our Gen3Tech business model, which cash flows will support the costs of technology implementation (including servicing related debt). We anticipate this will result in substantial long term value for Bion. In the context of such JVs, we believe that the verifiable sustainable branding opportunities (conventional and organic) in meat will represent the single largest enhanced revenue contributor provided by Bion to the JVs (and Bion licensees). The Company believes that the largest portion of its business with be conducted through such JVs, but a material portion may involve licensing and or other approaches.

In parallel with technology development, Bion has worked (which work continues) to implement market-driven strategies designed to stimulate private-sector participation in the overall U.S. nutrient and carbon reduction strategy. These market-driven strategies can generate “payment for ecosystem services”, in which farmers or landowners are rewarded for managing their land and operations to provide environmental benefits that will generate additional revenues. Existing renewable energy credits for the production and use of biogas are an example of payment for ecosystem services. Another such strategy is nutrient trading (or water quality trading), which will potentially create markets (in Pennsylvania and other states) that will utilize taxpayer funding for the purchase of verified pollution reductions from agriculture (“nutrient credits”) by the state (or others) through competitively-bid procurement programs. Such credits can then be used as a ‘qualified offset’ by an individual state (or municipality) to meet its federal clean water mandates at significantly lower cost to the taxpayer. Market-driven strategies, including competitive procurement of verified credits, is supported by U.S. EPA, the Chesapeake Bay Commission, national livestock interests, and other key stakeholders. Legislation in Pennsylvania to establish the first such state competitive procurement program passed the Pennsylvania Senate by a bi-partisan majority during March 2019 but has not yet crossed the hurdles required for actual adoption. The Covid-19 pandemic and related financial/budgetary crises have slowed progress for this and other policy initiatives and, as a result, it is not currently possible to project the timeline for completion (or meaningful progress) of this and other similar initiatives (see discussion below).

The livestock industry and its markets are already changing. With our commercial-ready technology and business model, Bion believes it has a ‘first-mover advantage’ over others that will seek to exploit the opportunities that will arise from the industry’s inevitable transformation. Bion anticipates moving forward with the development process of its initial commercial installations utilizing its Gen3Tech, during the current 2023 fiscal year. We believe that Bion’s Gen3Tech platform and business model can provide a pathway to true economic and environmental sustainability with ‘win-win’ benefits for at least a premium sector of the livestock industry, the environment, and the consumer, an opportunity which the Company intends to pursue.

The Livestock Problem

The livestock industry is under tremendous pressure from regulatory agencies, a wide range of advocacy groups, institutional investors and the industry’s own consumers, to adopt sustainable practices. Environmental cleanup is inevitable and has already begun - and policies have already begun to change, as well. Bion’s Gen3Tech was developed for implementation on large scale livestock production facilities, where scale drives both lower treatment costs and efficient co-products production, as well as dramatic environmental improvements. We believe that scale, coupled with Bion’s verifiable treatment technology platform, will create a transformational opportunity to integrate clean production practices at (or close to) the point of production—the primary source of the industry’s environmental impacts. Bion intends to assist the forward-looking segment of the livestock industry to bring animal protein production in line with 21st Century consumer demands for meaningful sustainability.

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

For decades the livestock industry has overlooked and/or socialized its environmental problems and costs. Today, the impacts of livestock production on public health and the environment can no longer be ignored and are coming under increasing scrutiny from environmental groups and health organizations, regulatory agencies and the courts, the media, consumers, and activist institutional investors. The result has been a significant and alarming loss of market share to plant-based protein and other alternative products. Bion’s Gen3Tech platform was designed to resolve these environmental issues and bring the industry in line with twenty-first century consumer expectations.

Technology and Technology Platform

Bion has invested decades of work and substantial capital on the development of our technology and technology platform since 1989. The predecessor to Bion’s Gen3Tech platform, our patented second-generation technology (“2G Tech”), was proven at commercial scale and was reviewed and qualified for federal loan guarantees under USDA’s Technical Assessment program. Bion’s 2G Tech dairy project (“Kreider 1” or “KF1”), located at Kreider Farms in Pennsylvania (“PA”) received the first verified /measurable nutrient reduction credits from a non-point source livestock facility in the U.S. and its nutrient reductions were verified by the Pennsylvania Department of Environmental Protection (“DEP”) during 2012.

A key attribute of Bion’s 2G Tech (now supplanted by our Gen3Tech) was that nutrient and other pollution reductions could be measured, providing a level of verification on par with a municipal wastewater treatment plant, which created the opportunity for the nutrient reductions to be used as “qualified offsets” to EPA-mandated requirements. While it was an engineering success, Kreider 1 has failed financially because the 2G Tech platform was almost wholly dependent for revenue from anticipated demand for nutrient credits, based on PA’s mandated nitrogen reductions under the Chesapeake Bay Strategy and their proposed nutrient trading program that did not materialize. Bion began development of its Gen3Tech platform when it became apparent there was significant opposition to the trading program (and private sector participation in clean water activities, generally) from entrenched clean water interests. The Company is no longer implementing Projects based on its 2G Tech and the Kreider 1 project has been shut down.

Bion’s Gen3Tech was developed to avoid the dependence of our 2G Tech systems on the sale of water quality trading credits in order to develop profitable projects. The Gen3Tech platform has been designed to maximize revenues from co-products, including biogas and fertilizer products, achieve premium pricing from USDA PVP-certified ‘environmentally sustainable’ retail branding of the animal protein products it supports, as well as generate verified credits for still-developing water quality trading programs. The first patent on the Gen3Tech was filed in 2015 for an ammonia recovery process that produces ammonium bicarbonate (a commercial fertilizer) without external chemical additives, thereby providing the basis for organic certification. A Notice of Allowance from the US Patent and Trademark Office (“USPTO”) was received during August 2018 related to this patent application and the patent was subsequently issued. Since July 2017 Bion has filed for extensions of this patent application to provide broadened protections and to cover improvements to the process developed in the interim. During August 2020 the Company received a Notice of Allowance’ for our third patent related to our Gen3Tech and additional related applications are pending and/or planned (See “Patents”.) The Gen3Tech platform incorporates Bion’s patented and proprietary technology while utilizing existing commercial evaporation and distillation process equipment (with decades of reliability and service history) that is customized for Bion’s specific applications.

Gen3Tech Platform

Our Gen3Tech platform is the basis for a JV business model with four primary distinct revenue streams: 1) pipeline quality renewable natural gas and related carbon and other environmental credits, 2) premium organic fertilizer products, 3) nutrient reduction credits, and 4) premium pricing/license fees for verifiably sustainable, USDA PVP-certified ‘Environmentally Sustainable’ branded meat at the retail level. Carbon and nutrient credit revenues will be supported by third-party verification of the waste treatment processes that simultaneously capture methane and nutrients, while producing renewable energy and fertilizer products from them with relatively limited incremental cost to Bion. The same verified data will also provide the backbone for the USDA PVP-certified sustainable brand, again with limited incremental cost.

1)	Renewable energy- and carbon-related credits:

Bion’s Gen3Tech platform utilizes anaerobic digestion (“AD”) customized to maximize recovery of biogas (methane) (and ammonia nitrogen components) from the waste stream. At sufficient scale, methane produced from AD can be cost-effectively conditioned/cleaned, compressed and injected into a pipeline. The US Renewable Fuel Standard (“RFS”) program and state programs in California and elsewhere provide ongoing renewable energy credits for the production of biogas and its subsequent use as a renewable transportation fuel. The CO2 recovered in the gas cleaning process will be recycled for use in the production of organic fertilizer products along with the ammonia-rich digestate. Gen3Tech facilities will also generate photovoltaic (solar) electricity from modules placed on the roofs of the barns (approximately 12 acres of rooftop per 15,000 head of cattle module). Additional renewable energy-related credit programs are being developed that Bion believes will impact these revenues, including a Carbon Intensity (CI) score that measures the amount of carbon produced per unit of energy produced.

2)	Organic Fertilizer products:

The Gen3Tech platform has been designed to produce multiple fertilizer products from the ammonia-rich digestate, including: i) ammonium bicarbonate liquid, ii) ammonium bicarbonate in solid crystal form and iii) soil amendment products that will contain the remaining nitrogen, phosphorus and other micronutrients captured from the livestock waste stream. Bion believes each product will qualify for organic certification. The Company has filed an application the initial version of its crystal product which is in the review process. Additional applications may be filed in subsequent periods.

Ammonium bicarbonate, manufactured using chemical processes, has a long history of use as a fertilizer. Bion’s Gen3Tech recovers solid ammonium bicarbonate products containing 18-22 percent nitrogen in a crystalline form that is easily transported, is water soluble and provides a readily available nitrogen source for crops. This product line will contain virtually none of the other salt, iron and mineral constituents of the livestock waste stream that often accompany other organic fertilizers. This product is being developed to fertilizer industry standards so that it that can be precision-applied to crops using existing equipment. Bion believes that this product will potentially have broad applications in the production of organic grains for livestock feed, row crops, horticulture, greenhouse and hydroponic production, and potentially retail lawn and garden products.

The ammonium bicarbonate products produced by Bion’s Gen3Tech platform will enjoy a dramatically lower carbon footprint than synthetic fertilizers. The reactive nitrogen captured and upcycled into our fertilizer products was going to be lost through volatilization and runoff, and that loss would generally need to be offset with a synthetic nitrogen, such as anhydrous ammonia or urea. These synthetic nitrogen products are produced through the Haber-Bosch (and other) synthetic processes, which converts hydrogen and atmospheric nitrogen to ammonia, with methane as the energy source. It is an extremely energy-intensive process with a carbon footprint that, while not yet fully understood, is widely accepted to by very large. While a complete Life Cycle Analysis (LCA) of carbon impacts from synthetic fertilizer production is not available, according to the Institute for Industrial Productivity, its production alone is responsible for approximately 1 percent of total global CO2 emissions. To the extent that Bion can capture and repurpose the nitrogen traditionally lost from livestock waste, that carbon cost will no longer need to be paid.

The Company’s initial low concentration ammonium bicarbonate liquid product completed its OMRI application and review process with approval during May 2020. Applications to OMRI, the California Department of Food and Agriculture (“CDFA”) and the Iowa Organic Program have been filed by the Company for its initial solid concentrated ammonium bicarbonate nitrogen and are currently being reviewed.

To provide a first level degree of clarity regarding organic approvals and the processes/procedures involved, Bion believes that the initial OMRI approval is of importance, because our solid organic products are produced by using the very same technology platform (our Gen3Tech). Note that there are different layers to the U.S. organic program and that fertilizers do not get ‘certified’ as organic, per se. Rather, they are evaluated to determine if they are acceptable for ‘use in organic production’.

The National Organic Program (“NOP”) was established by Congress in 2001 under the USDA’s Agricultural Marketing Service. The NOP develops and enforces uniform national standards for organically-produced agricultural end products – meat/dairy/milk, fruits, vegetables – sold in the United States. Operating as a public-private partnership, NOP accredits private companies and helps train their inspectors (USDA-accredited Certifiers) to certify that farms and businesses meet the national organic standards. For example, in a potential Midwest organic beef project, each element in the supply chain must provide their certifying agent’s certification that the specific product, such as organic corn, has been produced in accordance with their organic plan. The end product - the beef - would be USDA-certified as organic by an accredited Certifier after a review of ALL the farming practices and inputs (which would include Bion’s ammonium bicarbonate fertilizer).

OMRI enables a national listing thru one application versus the alternative of using certifiers to secure listings in individual states and regions. To those who wish to sell organic fertilizers into national distribution channels, an OMRI listing provides nearly uniform acceptance in the U.S. The OMRI listing Bion received in May was for our initial commercial product, a low-concentration liquid ammonia. It is valid ONLY for that particular product. For future Bion product offerings using the same technology platform, Bion will either need to file for specific state approval, or file for a national listing, or a combination of the two. Bion may elect to use an individual state listing initially to be followed by an OMRI application if and when the need for a regional or national listing arises.

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

The Company believes that organic approvals for its products will: a) provide access to substantially higher value markets compared to synthetic nitrogen products, and/or b) allow its products to be utilized in growing of organic feed grains to be consumed by livestock raised in JVs which will be sold as organic. Based on preliminary market surveys to date, we believe that existing competing organic fertilizer products in both liquid and granular form are being sold presently at price points significantly greater than Bion’s projected cost and projected pricing. We also believe that livestock products from animals raised with feed grains grown using Bion organic ammonium bicarbonate fertilizer products (and that otherwise qualify) will receive organic approvals. It is anticipated that the Company will continue to seek approvals for such products during the balance of the current fiscal year and will commence JVs that undertake initial production and marketing of such products during the 2023 calendar year.

3)	Nutrient credits:

Bion believes that nutrient reduction (and other similar) credits and/or other methods of monetizing environmental benefits from the capture and re-purposing of the nutrients (largely nitrogen and phosphorus) from the livestock waste stream, will become available in multiple states over the next several years. The passage in the Pennsylvania (“PA”) Senate of key legislation – SB 575 – in June 2019 that would have established a competitively-bid market for nutrient credits in PA, is indicative of the trends. Despite the fact that the bill was not considered in the House, due to the Covid-19 pandemic (a re-introduced bill will have to be considered again in the current and/or future sessions, Bion anticipates that after passage of a similar bill in the future, PA will establish a competitively-bid market for nutrient credits within twelve months after legislative passage and being signed into law by the Governor. See “Policy Change is Coming” and “Kreider Poultry Joint Venture and Pennsylvania and Chesapeake Bay Initiatives” below for discussion of the history and status of matters in PA.

Note, however, that the Covid-19 pandemic and resultant social and economic crises and budgetary constraints have delayed policy initiatives related to these matters at both the state and federal levels. As a result, it is not currently possible to reasonably project a timetable for adoption of the policy changes discussed herein.

4)	Sustainable Branding:

Consumers have demonstrated a willingness to pay a premium for their safe and sustainable food choices. Based on Bion’s recognition of the potential opportunities created by such willingness, beginning in 2015, Bion worked with the USDA’s Process Verified Program (“PVP”) – the ‘gold standard’ in food verification and branding – to establish a USDA PVP-certified sustainable brand. Bion received conditional approval from the PVP related to its Kreider 1 project (utilizing 2G Tech). It is our intention to submit an application for the Gen3Tech platform when the initial Gen3Tech Project is operational and seek an approval for certification based on third-party-verified reductions in nutrient impacts, greenhouse gases and pathogens in the waste stream (and other attributes), based on our Gen3Tech platform. PVP certification incorporated as part of a recognizable brand (together with point-of-sale information) will provide consumers with products and brands that can be trusted. Bion believes that such a brand and livestock product line will command a pricing premium for Bion’s livestock JVs and their customers.

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

Over the last few years, most large meat and dairy product retailers have announced ‘sustainability’ initiatives, although the definition of sustainability is often unclear. Based on recent statements from the industry regarding sustainability policy, many that identify goals that are 10 to 30 years in the future, Bion believes that sustainability on the production side will look a lot like what the Company’s Gen3Tech platform can provide today. The Gen3Tech platform can deliver verifiable metrics that demonstrate meaningful improvements in sustainability for livestock production that are unmatched in the industry today, including a dramatically reduced carbon and nutrient footprint; lower negative impacts to water, soil and air; increased pathogen destruction; and other environmental and public health impacts. The Covid-19 pandemic has further heightened consumer awareness and concerns related to a) environmental sustainability, b) food safety, c) sourcing and traceability and d) humane treatment of both animals and workers.

The more the livestock industry’s supply chain practices become transparent and known by consumers, the more consumers are seeking alternatives. Bion’s ‘Sustainable’ branding program is designed to address a wide array of consumer concerns including: a) ‘where does your food come from?’ (animal heritage information); b) climate change (carbon) and other key environmental impacts (air/water/soil); c) antibiotic use/ standards; d) animal welfare/ humane treatment; e) laborer welfare/ working conditions. These issues can be addressed with the consumer through general advertising and/or at the point of sale with a QR code on the packaging that links back to product-specific data. The verification processes that will be employed by Bion’s Gen3Tech platform support block chain traceability, providing accountability throughout that part of the supply chain addressed by Bion’s platform and enabling any quality issues to be quickly identified by lot and location, minimizing risk to its consumers. In essence, Bion’s comprehensive technology platform will enable its livestock JVs and other adopters to be not only the provider of the product the consumer wants, but also the businesses that shares their consumers’ values.

Technology Applications/Business Opportunities

For the past decade, Bion has been focused on developing its Gen3Tech platform and creating applications for its patented and proprietary waste management technology platform to pursue JVs and other business opportunities in three broad categories:

a)       Development of new state-of-the-art large scale waste treatment facilities (now utilizing our Gen3Tech) as JVs (or through other contractual arrangements and licensing), which may be developed in conjunction with new CAFOs in strategic locations (some of which were previously impracticable due to environmental impacts) and/or to treat the waste streams from one or more existing large livestock facilities (“Projects”). Some of these Projects may be either a) Integrated Projects as described below, b) ‘central processing facilities’ which receive the waste from multiple livestock facilities, c) Retrofit Projects or d) hybrids with elements of each of these types. Each version will be able to realize revenue from multiple revenue streams potentially generated by our Gen3Tech.

The “Sustainable Beef” and “Sustainable Organic Beef” opportunities (discussed both above and below) would be examples of this category. Bion anticipates that some of our Gen3Tech projects will involve swine and poultry. Some Projects may be international.

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

At this time, our primary focus is on categories a) and b) above, using our Gen3Tech to develop new (or expanded) large-scale Projects with strategic partners (including the Kreider 2 Project) on a joint venture (or other participating contractual form) basis. Bion’s business model opens up the opportunity for JVs in various forms, based upon the revenue generated by our Gen3Tech platform from nutrient reductions, fertilizer co-products and renewable natural gas (which revenue streams will be secured through long term take-off agreements for each of these co-products) providing initial support for financing of required capital expenditures (whether equity or debt). We anticipate that these revenue streams will be supplemented by revenue realized from long-term premium pricing resulting from the sustainable branding opportunity. We believe that, over time, the branding opportunity may provide the single largest contribution to the overall economic opportunity enabled by Bion’s Gen3Tech platform and business model.

Initial Project: Gen3Tech Demonstration Facility

During the 2021 fiscal year, Bion completed a series of core optimization trials of its Gen3Tech platform that were required to move forward with its initial commercial scale Gen3Tech project. See discussion of the Initial Project above.

Sustainable/Organic Corn-Finished Beef Opportunity

The Dalhart Project discussed above is the first Bion Gen3Tech project in this category.

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

The Company doesn’t think the consumer wants to ‘blow up’ the beef industry, which is responsible for the best and safest beef available in the world today (as well as the livelihoods of almost 800,000 farming, ranching and other families supported by the beef industry in the U.S). Nor do market studies bear out the concept that consumers want to replace the current supply chain. Rather, the studies indicate that consumers want the supply chain to be more sustainable---and still taste good. Bion believes that strong demand exists for a verified sustainable beef product that is real meat, with the taste and texture of traditional corn-fed beef, but which addresses consumers’ sustainability concerns. Bion’s technology platform is designed to produce such an environmentally sustainable beef (and other meat) product. Bion previously achieved conditional approval (for its 2G Tech pending resubmission and final inspections) for USDA brand certification that would initially include verified reductions in carbon, nutrients, and pathogens. The Company is confident that its Gen3Tech will support a PVP brand for products of sustainable and organic beef JVs.

Market studies indicate there is potentially a large, currently unserved, market for sustainable/organic corn-finished beef; and further, that this is a long term and growing trend. Bion believes its 30 years of experience and expertise in livestock waste management, coupled with its state-of-the-art Gen3Tech platform and first-mover advantage, put the Company and its selected JV partners in a unique position to develop the most environmentally and economically sustainable animal protein production facilities possible today. The Company is unaware of any other technology and/or business model that can offer the same level of comprehensive treatment of livestock waste, produce high value coproducts, and deliver a sustainable brand that can provide an industry response to counter today’s anti-meat messaging, along with the inroads in the animal protein market being made by alternative protein competitors.

‘Sustainable’ and ‘organic’ are two separate and distinct designations and represent different markets and consumers. While the markets and consumer demographics may overlap, it is assumed for purposes of Bion’s analysis and planning that the market for sustainable beef will be larger but command a smaller pricing premium; while the market for organic will be smaller but command a substantially larger premium and be somewhat costlier to produce. Note that in the sustainable and organic markets targeted by Bion, ‘corn-finished’ is a constant. Bion believes, and the market has demonstrated, that delivering the same taste and texture that consumers expect in American beef and other meat products is a key to successful market acceptance, within both the sustainable and sustainable organic markets. The success of grass-fed/organic ground beef vs that of grass-fed/organic steaks demonstrates that palatability, as well as price, is a key criterion in whether a consumer chooses sustainability. Bion’s Gen3Tech platform supports production of beef products that check all the boxes: sustainable, expected taste/texture, and affordable.

Bion believes there is an opportunity, without the need to ‘reinvent’ the beef production supply chain, to provide at least a premium segment of the market with an affordable product that satisfies consumers’ sustainability concerns. Further, we believe that the opportunity is large in scope and of sufficient duration and potential economic upside to warrant the investment of significant capital and resources. Our anticipated project development timeline can potentially allow us and our JV partners to be first to market with a sustainable/organic beef product at scale. The ability to deliver a large supply of a consistent product will be critical to the large retail distribution partners Bion will seek to include in its JVs. Our first-mover advantage should allow us to capture a significant portion of the early adopters in what market studies indicate is a potentially large, and essentially unserved, market.

In parallel with the beef demonstration project described above, we continue to move forward with preliminary pre-development work on a JV to build a large-scale state-of-the-art beef cattle feeding operations in the Midwest U.S. Such projects will be developed to produce a supply of corn-fed beef that is a mixture of both USDA PVP-certified sustainable and sustainable-organic brands. The Ribbonwire LOI and Dalhart Project (discussed above), representing the first fruition of this initiative, will most likely be our first large scale sustainable/organic beef JV with development commencing during the 2023 calendar year.

Bion intends to pursue its ‘beef opportunity’ in a series of large-scale JV projects, which will be based on construction of modules housing approximately 15,000 head each, for differing aggregate totals depending on multiple geographic and economic factors. Bion anticipates that these JVs would be comprised of parties that could include a) Bion, b) capital market/financing providers, and c) strategic industry partners who would be equity participants and/or offtake customers for the products of the ventures. The supply chain for each JV would vary and might include participating a) organic corn producers, b) cow-calf operators, c) cattle feedlot operators, d) slaughter/processing plants, and e) retail distribution partners--- each subject to negotiated standards and controls. Bion’s model will potentially enable segment of the supply chain to generate greater profitability as part of an integrated program, rather than the present fragmented industry model, for essentially performing the same basic services. One example of such synergies/integration might involve providing an organic corn producer with sufficient ammonium bicarbonate fertilizer to support a higher yield per acre, in return for a share of the excess yield value and a production purchase commitment.

At present, there is essentially no traceable and verifiable ‘sustainable beef’ available to the US market except for niche products. In response to consumer demand for transparency and sustainability, Bion expects the meat industry in general, and beef specifically, to evolve towards using new technologies to deliver these attributes in their products. While we anticipate a faster adoption of tracking, verifying, and sustainability technologies in other perishable categories like produce and dairy due to their harvest and production techniques, meat industry leaders have announced their willingness to move forward with initiatives in this area. Bion predicts that within five years, consumers will be able to track and verify claims including sustainability on 25% of the products merchandised in the meat department. Bion believes that the retail market share of verifiably sustainable beef in the US will approach 7-10 % in three (3) years (end of 2025) and 25% in five (5) years (end of 2027) (approximately 2,000,000 cattle annually) (and more thereafter). If Bion can successfully execute on its sustainable beef business plan, facilities utilizing Bion’s Gen3Tech platform will provide one-third (1/3) or more of that of the market segment (and a higher portion of meat that is actually traceable and verifiably sustainable). Our goal is to have multiple sustainable beef projects under development (within 3-5 distinct JVs) by the end of 2023. Our first commercial project is likely to be the Dalhart Project but we anticipate commencing additional sustainable beef projects during 2023 as well. Our current target is to have at least three (3) 15,000 head modules (“Modules”) in development/under construction during 2023 in three (3) different JVs with the initial barns being populated by winter 2024-25. Further expansion in the number of distinct JVs is projected through 2025 aiming at 5-10 JVs in process -- each of which JVs will be pursuing development of multiple Modules -- with targets of 12-15 populated Modules by the end of 2025 (approximately 2%-3% of the US beef market) and 30-45 Modules constructed and populated by 2027-28 (approximately 6%-8% of the US beef market) with further expansion thereafter. During this period, Bion’s current goal is that its Gen3Tech platform will be utilized to produce 33% of the “sustainable beef” category at the end of the period (which will equal approximately 2 million cattle annually)(45 Modules).

There is no assurance that the Company will reach or approach the goals/targets set forth above. Reaching such goals/targets will require access to very large amounts of capital (equity and debt) as each module is projected to cost in excess of $50 million to construct and require mobilization of substantial personnel, technical resources and management skills. The Company does not possess either the financial or personnel resources required internally and will need to source such resources from outside itself.

Retrofit Gen3Tech Project: Kreider Poultry JV (“Kreider 2”)

The JV Kreider 2 Gen3Tech project is intended to treat the waste from Kreider Farms’ approximately six million egg layer chickens (with capacity for an additional three million layers)(and potentially 1,600 dairy cows). The Project will be designed for an initial capacity of 450 tons per day of waste and will remove nitrogen and phosphorus from the waste stream that will be converted into high-value coproducts instead of polluting local and downstream waters. The Project is planned to be built in multiple phases and may be expanded to include a ‘central processing facility’ with modules that will accept transported waste from the region on a fee basis.

Bion has a long-standing relationship with Kreider Farms, including a 2016 joint venture agreement related to these potential facilities. Kreider has already made a significant investment in upgrading its poultry facilities to maximize the treatment and recovery efficiencies that can be achieved with Bion’s technology. Note, however, that the Kreider 2 project is dependent, in part, on development of a substantial competitively-bid market for long-term commercial sale of the nutrient reduction credits produced at Kreider 2 (or another form of payment for ecosystem services). If/when a viable competitive procurement program for nutrient credits or similar program is implemented in PA, we intend to move forward on the development of the initial portions of the Kreider 2 Project during the subsequent year. Certain matters related to Kreider 2 are discussed at “Kreider Poultry Joint Venture and Pennsylvania and Chesapeake Bay Initiatives”.

Policy Change is Coming

Because Bion believes that policy change is coming, we continue to work with an array of stakeholders, including national representatives of the livestock industry, to support establishing new market driven strategies to allow the private sector, including the livestock industry, to provide low-cost large-scale verifiable solutions to our Nation’s clean water challenges. There are many states that face similar (or worse) to Pennsylvania’s livestock waste-related pollution issues, and they will be forced to adopt new strategies, as well. When competitively-bid markets for nutrient reductions (and/or other means to monetize environmental benefits) become fully established, Bion anticipates a robust opportunity to use its Gen3Tech-based platforms to retrofit both existing CAFOs and equip new large-scale livestock facilities (“Projects”) which will generate the supplemental revenue needed to profitably afford technology implementation from sales of verified nutrient reduction credits.

Bion's Gen3Tech can provide a solution to a significant portion to the livestock problem discussed above because it prevents the uncontrolled release to the environment of most of the nutrients from the CAFO waste stream, while treating the waste stream and recovering a substantial portion of those nutrients for value-added commercial utilization. Our technology platform largely eliminates ammonia emissions, other substantial greenhouse gas emissions, odors and other harmful air pollutants. Additionally, the platform destroys virtually all pathogens in the waste stream that have been linked to foodborne illnesses and growing antibiotic resistance. Similar to point-source treatment, such as provided by an industrial or municipal wastewater treatment plants, the performance of Bion’s technology platform can be precisely monitored, measured and quantified (in contrast to the modeled, in-exact - and so far, disappointing - results from modeled BMPs). Third-party data from our facilities can provide the basis for verified environmental credits, and related revenues, as well as sustainable branding claims.

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

NOTE, THAT THE COVID-19 PANDEMIC AND RESULTANT ECONOMIC CRISES AND BUDGETARY CONSTRAINTS APPEAR TO HAVE DELAYED POLICY INITIATIVES RELATED TO THESE MATTERS AT BOTH THE STATE AND FEDERAL LEVELS. AS A RESULT, IT IS NOT CURRENTLY POSSIBLE TO REASONABLY PROJECT A TIMETABLE FOR ADOPTION OF THE POLICY CHANGES DISCUSSED HEREIN.

However, Bion believes that some opportunity exists at the federal level in the projected infrastructure spending to create funding for climate and environmental initiatives. For example, the recently passed Inflation Reduction Act includes provisions that may provide up to a 30% federal tax credit to partially offset costs of adoption of environmental technologies such as AD and Bion’s Gen3Tech waste treatment technology. Such an incentive, if available (of which there is no assurance), would materially impact JV project economics (including the Dalhart Project and the Kreider 2 project).

Note that a bipartisan 2013 Pennsylvania legislative study projected that creating a competitive bidding program to procure verified nitrogen reductions to meet federal Chesapeake Bay mandates, regardless of source, could reduce the state’s tax- and ratepayer-funded compliance costs by up to 80 percent (approximately $1.5B annually). The legislative study was updated in 2018 to reflect new policies. The updated report projects savings of up to 90 percent. As discussed in the original study, much of the savings were due to low-cost high-impact manure control projects (Bion’s technology figured prominently in the report).  Senate Bill 575, which was supported by legislative leadership, national livestock interests and other key stakeholders (and is consistent with US EPA policies), which would have established a competitive procurement program and unlock some of these opportunities in PA was passed during June 2019 by the Pennsylvania Senate voted 33 to 17 but one effect of the Covid-19 pandemic crisis has been that PA funding for new initiatives is largely ‘on hold’ at the present time. Bion anticipates that after passage of a similar bill in the future (of which there is no assurance), PA will establish a competitively-bid market for nutrient credits within twelve months after legislative passage and being signed into law by the Governor. See “Pre-Gen3Tech: Chesapeake Bay Watershed: Kreider Farms Projects/Pennsylvania Initiatives” below for discussion of the history and status of matters in PA.

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

Going Concern:

The Company’s audited financial statements for the years ended June 30, 2022 and 2021 were prepared assuming the Company will continue as a going concern. The Company has net income of $8,292,000 for the year ended June 30, 2022.  The Company has incurred net losses of approximately $3,451,000 for the year ended June 30, 2021. The Report of the Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended June 30, 2022 includes a “going concern” explanatory paragraph which means that there are factors that raise substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses from operations of approximately $2,550,000 and $2,828,000 for the years ended June 30, 2022 and 2021, respectively.  At June 30, 2022, the Company has working capital and a stockholders’ deficit of approximately $1,364,000 and $932,000, respectively. Management’s plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

PRINCIPAL PRODUCTS AND SERVICES

The Company’s primary focus is on implementing its Gen3Tech in JVs (as described above). Therefore, the category ‘PRINCIPAL PRODUCTS AND SERVICES’ is not fully appropriate for the Company’s business. While the Company may implement some Gen3Tech systems on a contractual basis, our business does not primarily involve sale of our systems or long term direct operations/management of our systems. The discussion below should be read in the context this business focus (described in detail above and below).

Bion has invested over $100 million in its business since 1989, much of which has been expended development of its technologies and technology platform, policy change initiatives and other activities. Our 2G Tech (now supplanted by our Gen3Tech) was proven at commercial scale and has been reviewed and qualified for federal loan guarantees under USDA’s Technical Assessment program. The 2G Tech platform (as will our Gen3Tech going forward) provided verified nutrient credits from wet livestock waste (dairy, beef, and swine) that can be used to offset US EPA-mandated TMDL requirements. The Company intends to implement its first Gen3Tech systems during the current fiscal year. Our Gen3Tech and Gen3Tech platform provide the basis for our planned JVs and Projects and therefore constitute our ‘principal products’.

Each Bion system (whether prior 2G Tech or current Gen3Tech) is comprised of several process units combined in a ‘process train’, much like a municipal wastewater treatment plant. The platform utilizes a combination of mechanical, biological, and thermal processes and can be configured in a variety of ways, based on the needs and economics of the location, to provide the level of environmental treatment required, while separating and aggregating the various components of the waste stream for processing and recovery. A key attribute of the Bion platform is that the performance of the systems can be measured, quantified and verified through a proprietary data collection system, providing a level of oversight and verification similar to waste water treatment facilities. In addition to providing third-party verification of reductions for regulatory/credit purposes, the same data can also be used to support the claims of a USDA-certified sustainable branding.

Bion’s waste treatment solutions are scalable, proven in commercial operations (2G Tech) and the verified results have been accepted by EPA (for use as a “qualified offset”), USDA and other regulatory agencies. Bion’s core processes are protected by five United States patents. Additionally, Bion has two United States patent applications pending and has three international patent applications currently pending. We do not know of any other cost-effective technology that provides Bion Gen3Tech platform’s system’s level of treatment of livestock waste (dairy, beef, poultry and swine) or which can provide the full set of ‘sustainability benefits’ anticipated to be provided by the Company’s JVs. Note that while revenues from Bion’s 2G platform were 90 percent dependent on developing markets for nutrient reductions, our Gen3Tech platform will generate revenues from multiple co-product streams to supplement revenues from nutrient reductions.

Bion’s Gen3Tech platform has been developed over the past six years to maximize co-product recovery values from large scale facilities (or multiple modular facilities) while maintaining/improving the level of environmental remediation produced by our 2G systems. The 3G systems will recover nitrogen from the CAFO waste stream for production of nitrogen-rich products that Bion believes will qualify for certification for use as fertilizer in growing organic crops (the first approval was received during the 2020 fiscal year) for livestock and human consumption and/or for other uses. Further, the Gen3Tech platform will recover methane that can be conditioned/cleaned to pipeline quality gas (with the CO2 recovered from the cleaning process re-cycled and utilized in the fertilizer production process) and will qualify for various credits and subsidies as clean, renewable natural gas.  These two revenue streams will supplement revenues from the sale of USDA PVP-certified, verifiably sustainable branded meat products.  In some locations, revenues may also be realized from nutrient credits and other environmental services.

Building upon our 2G Tech and Bion's over 20 years of experience providing waste treatment services to the livestock industry, commencing with our first generation technology applications, the Company is also pursuing the Retrofit opportunities related to environmental remediation of existing CAFOs in appropriate situations (see discussion of Kreider Poultry venture herein).  Our technology has evolved and been upgraded over the decades to meet changing standards and requirements. Bion's Gen3Tech platform creates potentially profitable business opportunities to provide waste treatment services and systems and/or renewable energy production capability to existing large livestock operations (of which there are many), and potentially to smaller facilities through aggregation of waste streams. However, this is not our primary focus. Candidates for these solutions include individual CAFO facilities that face impending regulatory action, CAFOs that wish to expand or relocate, and operations located in regions that suffer severe and immediate environmental issues, such as the Chesapeake Bay watershed, Great Lakes region and/or the San Joaquin Valley, where financial incentives (such as nutrient reduction credit trading programs) are (or may become) available that encourage voluntary reductions of nutrient releases and/or atmospheric emissions from agricultural sources.

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

While it is not possible at this time to firmly predict where the initial JVs and/or Project will be developed or the order in which JVs and Projects will be developed, the Dalhart Project (see discussion above) will most likely be the Company’s first large scale Gen3Tech commercial project. All potential JVs and/or Projects are in very early pre-development stages and may never progress to actual development or may be developed after other JVs and/or Projects not yet under active consideration.

The Company's successful accomplishment of its business activities is dependent upon many factors (see 'Forward-Looking Statements' above) including without limitation the following, none of which can be assured at this date:

•	Successful development and completion of the Initial Project (at least phase 1) and the first large scale Gen3Tech commercial Project(s) to demonstrate the commercial economics of its Gen3Tech platform;

•	Successful development of the first Integrated Project to demonstrate the operation of a fully-integrated, environmentally-compliant Integrated Project at a profitable level;

•	Establishment of a substantial and liquid market for nutrient reductions and other environmental attributes generated from the Company’s future facilities;

•	Establishment of marketing relationships needed for realization of full value from the saleable co-products including sustainable and organic meat products and organic nitrogen fertilizer products;

•	Successful completion of organic certifications and USDA PVP-certified sustainable brand;

•	Our ability to raise sufficient funds to allow us to finance our activities, JVs, and Projects; and

•	Regulatory and enforcement policies at the Federal, State and local levels.

Kreider Poultry Joint Venture and Pennsylvania and Chesapeake Bay Initiatives

Bion’s activities in Pennsylvania (“PA”) commenced with the Kreider 1 2G Tech dairy system in the Chesapeake Bay watershed. This retrofit installation was designed and intended primarily to reduce nitrogen and phosphorus releases and ammonia emissions from the dairy waste streams to generate tradable nutrient reduction credits as part of a nutrient credit trading program through the PA Department of Environmental Protection (‘PADEP’). While this project was not a commercial success (due to PA’s failure to implement a viable long-term credit trading market), it demonstrated that Bion’s manure treatment technology can generate low-cost verified credits and provided the basis of a 2013 PA Legislative Budget and Finance Committee report (updated in 2018) that supports the use of manure technologies to provide low-cost alternatives to meet Bay mandates.

It is possible that the Kreider 2 poultry waste treatment Project, which is in its early development and pre-permitting phase, will be one of our first large scale JV Projects if a workable market for nutrient reduction credits develops in PA, of which there is no assurance. See “Retrofit Gen3Tech Project: Kreider Poultry JV (“Kreider 2”)” above. The Kreider 2 Project will utilize our Gen3Tech platform to treat the waste stream from Kreider Farm’s large poultry operations (possibly together with waste from other nearby poultry operations and/or other waste streams) (and the dairy waste stream previously treated in the Kreider 1 system) to generate renewable energy, marketable nutrient reduction credits and co-products (including nitrogen in organic and/or non-organic forms). It is targeted to treat the waste stream from approximately 9 million birds, in modules, when fully developed. Estimated capital costs (‘capex’) are currently estimated in the $60 million range (with the caveat that no site has yet been chosen, technology development is not complete and the final design work has not yet begun) and has the potential to generate gross revenues of up to $50 million annually from the multiple revenue streams based on current projected yields and prices, none of which are assured. Note that tech and system design work is continuing and the Company anticipates reduce reductions of both capex and operating costs.

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

Bion anticipates that it will be able to profitably develop the Kreider 2 project if it is able sell nutrient credits generated at the Kreider 2 facilities (and subsequent projects) at prices are in the range of $6-$12 (or higher) per lb. of nitrogen reduction under long-term contracts, of which there is no assurance. Bion further believes that with the studies and information now available to other states that are (or will shortly be) facing these same decisions, a cost-benefit analysis will make it clear from the outset that competitive bidding for nutrient reduction credits from alternative approaches can provide dramatically lower-cost solutions than traditional strategies.

The Kreider 2 poultry waste treatment facility in PA may be one of our initial Gen3Tech Projects. Bion intends that it will select a site for the Kreider 2 Project and/or its initial Integrated Project (and possibly additional Projects) after PA adopts a competitively-bid nutrient reduction Credit purchase program (see discussion above and below).

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

HISTORY AND DEVELOPMENT OF OUR BUSINESS

Substantially all of our business and operations to date has been conducted through wholly-owned subsidiaries, Bion Technologies, Inc. (a Colorado corporation organized September 20, 1989), Bion Integrated Projects Group, Inc. ("Projects Group") (formerly Bion Dairy Corporation through August 2008 and originally Bion Municipal, Inc., a Colorado corporation organized July 23, 1999) and Bion Services Group, Inc. ("Services Group") (formerly Bion International, Inc., a Colorado corporation organized July 23, 1999) and BionSoil, Inc. (a currently inactive Colorado corporation organized June 3, 1996).  Bion is also the parent of Bion PA 2 LLC (a Colorado entity organized June 24, 2010) (“PA2”) and Bion 3G-1, LLC (a Colorado entity organized on September 23, 2021). In January 2002, Bion entered into a series of transactions whereby the Company became a 57.7% (now 58.9%) owner of Centerpoint Corporation (a Delaware corporation organized August 9, 1995) ("Centerpoint"). Bion was formerly the parent of Bion PA 1 LLC (a Colorado entity organized August 14, 2008) (“PA1”) which was dissolved on December 29, 2021 (See “Pennvest Loan and Bion PA1 LLC Dissolution” herein).

Although we have been conducting business since 1989, we determined that we needed to redefine how we could best utilize our technology during 2003 and again in 2015.  From 2003 through early 2008, we primarily worked on technology improvements and applications and in furtherance of our business model of Integrated Project development.  During 2008 we re-commenced pursuing active commercial transactions involving installation of our 2G Tech for CAFO waste treatment and related environmental remediation and initiation of pre-development modeling and pre-development work to prepare for our initial Integrated Projects. Commencing during 2015, the Company focused its efforts largely on the development of our Gen3Tech platform which was largely completed during 2021. We are now focused primarily on development of JVs and Projects based on implementation of our Gen3Tech platform (and business model) in the industry segments discussed above.

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

From 2009 through 2015 (when development of our Gen3Tech platform began), Bion  actively pursued business opportunities in three broad areas 1) Bion systems to retrofit of existing CAFO’s (some of which may  generate verified nutrient credits and revenues from the production of renewable energy and byproducts) (“Retrofits”), and 2) development of new state-of-the-art large scale waste treatment facilities, potentially in conjunction with new CAFOs developed in strategic locations that were not previously possible due to environmental constraints in strategic locations (“Projects”) (some of these may be “closed loop’ Integrated Projects that were not previously possible due to environmental constraints as described below), and 3) licensing and/or joint venturing of Bion’s technology (primarily) outside North America. Bion is now primarily pursuing JVs related to these opportunities within the United States and internationally based on our Gen3Tech as described above.

Pre-Gen3Tech: Chesapeake Bay Watershed: Pennvest Loan and Bion PA1 LLC (“PA1”) Dissolution/Kreider Farms Projects/Pennsylvania Initiatives

Pennvest Loan and Bion PA1 LLC (“PA1”) Dissolution

PA1, the Company’s wholly-owned subsidiary, was dissolved on December 29, 2021 on which date it owed approximately $10,010,000 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System including accrued interest and late charges totaling $2,255,802 as of that date. Through the date of the dissolution, PA1 was a wholly-owned subsidiary of the Company and its assets and liabilities were included on the Company’s consolidated balance sheets. At September 30, 2021, PA1’s total assets were $297 and its total liabilities were $10,154,334 (including the Pennvest Loan in the aggregate amount of $9,939,148, accounts payable of $214,235 and accrued liabilities of $950) which sums were included in the Company’s consolidated balance sheets in its Form 10-Q for the quarter ended September 30, 2021. Subsequent to the dissolution of PA1, its assets and liabilities are no longer consolidated and included in the Company’s consolidated balance sheets. As of December 29, 2021, PA1’s total assets were nil and its total liabilities were $10,234,501 (including the Pennvest Loan in the aggregate amount of $10,009,802, accounts payable of $212,263 and accrued liabilities of $12,436. The net amount of $10,234,501 was recognized as a gain on the legal dissolution of a subsidiary in other (income) expense.

As background, the terms of the Pennvest Loan provided for funding of up to $7,754,000 which was to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal. The Pennvest Loan accrued interest at 2.547% per annum for years 1 through 5 and 3.184% per annum for years 6 through maturity. The Pennvest Loan required minimum annual principal payments of approximately $5,886,000 in fiscal years 2013 through 2021, and $846,000 in fiscal year 2022, $873,000 in fiscal year 2023 and $149,000 in fiscal year 2024. The Pennvest Loan was collateralized by PA1’s Kreider 1 System and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest was entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined. The Company has incurred interest expense related to the Pennvest Loan of $123,444 and $246,887 for the years ended June 30, 2022 and 2021, respectively. Based on the limited development of the depth and breadth of the Pennsylvania nutrient reduction credit market, PA1 commenced discussions and negotiations with Pennvest related to forbearance and/or re-structuring the obligations under the Pennvest Loan during 2013. In the context of such negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the PA1 did not make any principal payments, which were to begin in fiscal 2013, and, therefore, the Company classified the Pennvest Loan as a current liability through the dissolution of PA1 on December 29, 2021.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan has been solely an obligation of PA1 since that date. Note, however, the Company’s consolidated balance sheet as of June 30, 2021 reflects the Pennvest Loan as a liability of $9,868,495 despite the fact that the obligation (if any) was solely an obligation of PA1.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan has been solely an obligation of PA1 since that date. Note, however, the Company’s consolidated balance sheets as of June 30, 2021 reflects the Pennvest Loan as a liability of $9,868,495 despite the fact that the obligation (if any) was solely an obligation of PA1.

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

PA1 and Pennvest agreed to have the equipment sold by a third party auctioneer who  arranged for the sale of its property and delivery of all proceeds (net of commissions and customary costs of sale) to Pennvest. The auction took place during the period between May 13-18, 2022. The Company’s personnel assisted PA1 with this process as needed at no cost to PA1. The net sum of $104,725 was realized from the asset sale, which sum was delivered to Pennvest on June 15, 2022. The remaining unsold assets will be transferred to Kreider Farms during the next quarter in order to complete the winding up of the Kreider 1 project.

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

PA1 has made no payments to vendors or other creditors in connection with the dissolution. No distributions or payments of any kind have ever been made to the Company, the sole member of PA1 since inception and no payment will be made to the Company or any affiliate in connection with the dissolution.

For more information regarding the history and background of the Pennvest Loan and PA1, please review our Form 10-K Annual Reports for the years from 2008 through 2021 including the Notes to the Financial Statements included therein.

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

In an effort to get back on track and hold off federal intervention, PA unveiled a purported “comprehensive strategy” to "reboot" the state's efforts to improve water quality in January 2016.  The reboot strategy relied upon a mix of enhanced farm compliance and enforcement activities along with the promotion of additional best management practices (BMP).  This proposed strategy has been met with skepticism about its efficacy/practicality and resistance within the agricultural community. While many of these reboot efforts are continuing today, the PADEP Secretary resigned in May 2016 and PA appears to have slowed implementation efforts recently while seeking alternative approaches to reduce PA’s nitrogen pollution to the Chesapeake Bay. The EPA has continued to reject PA’s proposed plans related to the Chesapeake Bay clean-up mandate as inadequate. Recent reports indicate that PA is in need of 32 million pounds of nitrogen reductions to meet its requirements. Litigation has been initiated against PA and the EPA by neighboring states to compel performance by PA and enforcement by the EPA. The recent PA budget spending package that was passed by the PA legislature in 2022 includes allocation of some PA’s remaining pandemic relief funding for clean water related to either the Chesapeake Bay compliance mandates or state water quality. However, it appears that the funds will likely be expended on existing unsuccessful programs and clean-up strategies.

As a result of PA’s default of its Bay mandates, and the host of upcoming both short and long-term specific commitments and compliance deadlines, Bion believes that its long-term opportunity related to the Chesapeake Bay clean-up has potentially been significantly expanded and accelerated.

During 2008, Bion executed an agreement to install a Bion System at the Kreider Farms (“KF”) in Lancaster County, Pennsylvania to reduce nitrogen (including ammonia emissions which are re-deposited as nitrogen from the atmosphere) and phosphorus in the farm's effluent. Bion undertook this project (through PA1) due, in large part, to Pennsylvania's nutrient credit trading program, which was established to provide cost-effective reductions of the excess flow of nutrients (nitrogen and phosphorus) into the Chesapeake Bay watershed. Bion worked extensively with the Pennsylvania Department of Environmental Protection ('PADEP') over several years to establish nutrient credit calculation/ verification methodologies that were appropriate to Bion's 2G Tech and recognizes its 'multi-media' (both water and atmospheric) approach to nutrient reductions.  Pennsylvania's nutrient credit trading program allows for voluntary credit trading between a 'non-point source' (such as a dairy or other agricultural sources) and a 'point source' polluter, such as a municipal waste water treatment plant or a housing development. However, the market for long term Credits in PA has failed to develop any significant breadth or depth and no Credits were sold by PA1 from the Kreider 1 system.

The original Kreider agreements also provided for Bion to develop a waste treatment/renewable energy production facility to treat the waste from Kreider's approximately 6+ million chickens (planned to expand to approximately 9-10 million)(and potentially other poultry operations and/or other waste streams)('Kreider Renewable Energy Facility' or ' Kreider 2 Project'). On May 5, 2016, the Company executed a stand-alone joint venture agreement (‘JVA’) with Kreider Farms covering all matters related to development and operation of a system to treat the waste streams from Kreider's poultry facilities in Bion PA2 LLC ("PA2"). Bion anticipates that it will execute an updated JVA with Kreider Farms during the current fiscal year which will include utilization of Bion’s Gen3Tech and other matters. The Company continues its pre-development work related to the details of the Kreider 2 Project. For more information regarding the history and background of the Kreider 2 Project, please review our Forms 10-K for the years from 2008 through 2021.

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

See the extended additional discussion regarding these matters in our Annual Reports on Form 10-K for the year ended June 30, 2021 and prior years.

RECENT FINANCINGS

Sales of Common Stock during 2022 and 2021 Fiscal Years

During the year ended June 30, 2022, 2,315,550 warrants were exercised to purchase 2,315,550 shares of the Company’s common stock at $0.75 per share for total proceeds of $1,736,662, net proceeds of $1,718,061 after commissions of $18,601.

During the year ended June 30, 2022, Smith elected to convert accounts payable of $17,711 into an aggregate of 35,424 units at $0.50 per unit (pursuant to the 2006 Consolidated Incentive Plan) with each unit consisting of one share of the common stock and one warrant to purchase one share of the Company’s stock for $0.75 per share until December 31, 2024.

During the year ended June 30, 2022, the Company issued 25,000 units at $1.10 per until for services of $27,500.

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

During the year ended June 30, 2021, the Company issued 1,186,824 units to various employees/consultants upon the conversion of debt (pursuant to the 2006 Consolidated Incentive Plan) with each unit consisting of one share of the common stock and one warrant to purchase one share of the Company’s stock for $0.75 per share until June 30, 2023.

During the year ended June 30, 2021, Smith elected to convert deferred compensation, accrued interest and accounts payable of $124,698, $3,342 and $52,360 respectively into an aggregate of 360,805 units at $0.50 per unit (pursuant to the 2006 Consolidated Incentive Plan) with each unit consisting of one share of the common stock and one warrant to purchase one share of the Company’s stock for $0.75 per share until December 31, 2024.

During the year ended June 30, 2021, the Company issued 144,000 units to Smith for salary of $72,000, (pursuant to the 2006 Consolidated Incentive Plan) with each unit consisting of one share of the common stock and one warrant to purchase one share of the Company’s stock for $0.75 per share until December 31, 2024.

During the year ended June 30, 2021, 4,065,988 warrants were exercised to purchase 4,065,988 shares of the Company’s common stock at $0.75 per share for total proceeds of $3,049,491.

COMPETITION:

There are a significant number of competitors in the waste treatment industry who are working on animal related pollution issues. Probably the most efficient way to assess competition in this industry is to review the Newtrient, LLC catalogue which is produced by an organization created by the dairy industry to help farmers, technology providers, manure-based product developers and other stakeholders assess manure related challenges and opportunities. Many of the technologies reviewed by and organized by Newtrient in their catalog, such as Bion, address manure streams in addition to dairy. The potential competition has increased with the growing governmental and public concern focused on pollution due to CAFO wastes.  Waste treatment lagoons which depend on anaerobic microorganisms ("anaerobic lagoons") are the most common traditional treatment process for animal waste on large farms within the swine and dairy industries.  Additionally, many beef feedlots, poultry facilities and dairy farms simply scrape and accumulate manure for later field application. Both lagoon and scrape/pile manure storage approaches are coming under increasing regulatory pressure due to associated odor, nutrient management and water quality issues and are facing possible phase-out in some states.  Although we believe that Bion’s comprehensive solution is the most economically and technologically viable solution for the current problems, other alternative (though partial) solutions do exist, including, for example, synthetic lagoon covers (which are placed on the top of the water in the lagoon to trap the gases), methane digesters (a tank which uses anaerobic microorganisms to break down the waste to produce methane), multistage anaerobic lagoons and solids separators (processes which separate large solids from fine solids), as well as various thermal waste-to-energy technologies.  Additionally, many efforts are underway to develop and test new technologies.

Our ability to compete is dependent upon favorable regulatory conditions, our ability to obtain required approvals and permits from regulatory and other authorities and upon our ability to introduce and market our Systems in the appropriate industry and geographic segments.

There is also extensive competition in the sustainable beef and sustainable organic beef market segments and organic soil amendment/fertilizer and feed ingredient markets that are being targeted by Bion’s Gen3Tech JVs as discussed above.

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

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

In our JVs/Projects (including Integrated Projects) business segment, we will most likely be dependent upon one or a few major customers/partners/joint venturers since a relatively limited number of JVs and/or Projects (including Integrated Projects) will be developed by the Company. We anticipate initially developing, owning interests in, and operating only one or a small number of Projects commencing during 2023 and, thereafter, developing a limited number of Projects at a time. Thus, at least for the near future, our revenues will be dependent on a relatively small number of major Projects, participants and/or customers.

PATENTS

We are the sole owner of five United States patents. Additionally, Bion has two United States patent applications pending and has three International patent applications currently pending.

Patent Numbers and date of issue:

United States Currently Issued:

(1)	8,287,734: Method for Treating Nitrogen in Waste Streams: (OCN) Jere Northrop & James W. Morris (Exp 3/20/31)

(2)	10,106,447: Process to Recover Ammonium Bicarbonate from Wastewater: Morton Orentlicher & Mark M. Simon. (Exp. 9/14/2035)

(3)	10,604,432: Process to Recover Ammonium Bicarbonate from Wastewater; Dominic Bassani, Steve Pagano, Morton Orentlicher & Mark M. Simon. (Exp 6/29/2037)

(4)	10,793,458: Process to Recover Ammonium Bicarbonate from Wastewater; Dominic Bassani, Steve Pagano, Morton Orentlicher & Mark M. Simon. (Exp 9/14/2035)

(5)	11,254,581: Process to Recover Ammonium Bicarbonate from Wastewater; Dominic Bassani, Morton Orentlicher, Mark M. Simon & Steve Pagano. (Exp 9/14/2035)

We are also the sole owner of, or possess the contractual right to acquire exclusive patent rights to, a pending United States provisional patent application, a pending United States utility patent application and three international applications as set forth below:

United States Currently Pending:

(1)	63/367,771 (provisional): Methods For Recovering Ammonium Compounds From A Waste Stream; Dominic Bassani & Steve Pagan. (Exp 7/06/2023)

(2)	17/589,037: Process to Recover Ammonium Bicarbonate from Wastewater; Dominic Bassani, Steve Pagano, Morton Orentlicher & Mark M. Simon.

International Applications Currently Pending:

(1)	EP18943551: Process to recover ammonium bicarbonate from wastewater; Dominic Bassani, Steve Pagano, Morton Orentlicher & Mark M. Simon.

(2)	CA3123802A1: Process to recover ammonium bicarbonate from wastewater; Dominic Bassani, Steve Pagano, Morton Orentlicher & Mark M. Simon.

(3)	MX/a/2021/007358: Process to recover ammonium bicarbonate from wastewater; Dominic Bassani, Steve Pagano, Morton Orentlicher & Mark M. Simon.

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

RESEARCH AND DEVELOPMENT

Current research and development work is focused on completion of the development and ongoing improvement of our Gen3Tech (the initial version of which is ready for implementation in an appropriate Project) with emphasis on increased recovery of valuable by-products (including nutrients in organic and/or non-organic forms, production of renewable energy from by-products together with related renewable energy and/or environmental credits). Bion believes its Gen3Tech will produce significantly greater value from the CAFO waste stream through the recovery of a concentrated natural nitrogen fertilizer and pipeline-quality natural gas.

During the years ended June 30, 2022 and June 30, 2021, respectively, we expended approximately $178,000 and $547,000 (excluding non-cash stock-based compensation) on research and development activities related to our technology platform applications in support of large-scale, economically and environmentally sustainable Projects and Retrofits. Since the 2018 fiscal year, Bion’s research and development has been primarily focused on development work to complete and further refine development of our Gen3Tech which will have the capacity to process dry, poultry CAFO waste streams in addition to wet dairy/beef/swine CAFO waste streams and increase our ability to recover marketable by-products from the waste stream remediation including renewable natural gas and nitrogen products (organic and non-organic). Some work  has also involved modifying and adding unit processes to our Gen3Tech platform with the objective of reducing capital costs and operating costs, while generating commercial equivalent by-products (and therefore, potential revenue streams) and significantly increasing environmental efficiency. As a result of these efforts (including their continuation during the current period), Bion made new (and supplemental) patent filing(s) during the 2019-2021 fiscal years related to our Gen3Tech. The Company anticipates completion of its pilot system and pre-commercial testing for its Gen3Tech by end of the current calendar year to support design finalization for our initial Gen3Tech systems. Our technology focus is to separate and aggregate the various “assets” in the waste stream and then to re-assemble them to maximize their economic value. Our current research and development efforts have been focused on developments that will minimize water removal requirements thereby significantly reducing the associated energy costs. In addition, current efforts are focused on fertilizer and soil amendment products (organic and inorganic), water reuse, environmental and reduction credits (including but not limited to nutrient, carbon, sediment, water and pathogen reduction) while reducing capital costs and operating costs. Bion continues to focus on “normalizing” its technology platform for use on multiple species. This effort has required significant work and resource allocation on research regarding balancing the activities of each unit process so that its output enables the subsequent unit processes to maximize efficiency and discharge to the subsequent unit process in order to produce a feedstock cost effectively. The by-products of this series of unit processes (which include certain Bion proprietary elements) are then “reassembled” into products to maximize their economic value. To date, research and development results have supported our objectives.

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

•     Our System installations and operations require governmental permits and/or other approvals in many jurisdictions; and

•     To the extent we own or operate Projects (including Integrated Projects with CAFO facilities and ethanol plants), those facilities will be subject to environmental regulations.

Additionally, our activities are affected by many public policies and regulations (federal, state and local) related to other industries such as agriculture, food, energy, municipal waste and storm water treatment, watershed-wide mandates, and others. For example, the existing differences in the regulatory requirements for agriculture versus municipal wastewater clean-up currently in place have negatively impaired the development of viable markets for nutrient reduction credits.

Bion system installations and operations may require verification and compliance with an assortment of voluntary regulatory programs, such as the USDA Organic and USDA Process Verified branding programs. Each of these programs has a series of compliance verification steps that need to be met in order to maintain proper standing for use of the USDA shield on packaging.

EMPLOYEES

As of September 1, 2022, we had 7 employees and primary consultants, all of whom are performing services for the Company on a full-time basis. The Company utilizes other consultants and professionals on an ‘as needed’ basis. Our future success depends in significant part on the continued service of our key personnel and the ability to hire additional qualified personnel. The competition for highly qualified personnel is intense, and there can be no assurance that we will be able to retain our key managerial and technical employees or that we will be able to attract and retain additional highly qualified technical and managerial personnel in the future. None of our employees is represented by a labor union, and we consider our relations with our employees to be good. None of our employees is covered by "key person" life insurance.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company maintains its corporate offices at 9 East Park Court, Old Bethpage, New York 11804, the home of its office manager/bookkeeper, and its main corporate telephone number is (516) 586-5643.

We are the sole owner of five United States patents. Additionally, Bion has two United States patent applications pending and has three International patent applications currently pending. (See Item 1, “Patents” above).

ITEM 3. LEGAL PROCEEDINGS.

The Company is currently involved in no litigation matters except:

A: Website: Domain Sale/Resolved Litigation/Hacking/Theft

 On March 23, 2022 the Company entered into an agreement to sell domain name <biontech.com> and other related assets to BioNTech SE (“BNTX”) for the sum of $950,000 (before expenses related to the transaction) which sale was closed/completed on April 2, 2022 with a one-time gain of $902,490. The Company has been using www.bionenviro.com as its primary website (and domain) since July 2021 due to the events described below. The Company has not been using biontech.com as its primary website since July 2021 so domain name <biontech.com> no longer represented a core asset of the Company.

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

No shareholder, sensitive or confidential information was available to be breached which has limited damages from the hack/theft to date. However, the Company’s email operations were subject disruption and expenses were incurred related to the matter including legal fees.

The Company created ‘work-arounds’ as a result. These issues have been resolved and the Company has moved our website (and email) to a new domain: bionenviro.com. Website access is now www.bionenviro.com. To send emails to Bion personnel, one uses the same name identifier previously used, but in the address, substitute ‘bionenviro.com’ for “biontech.com’: For example cscott@biontech.com (no longer functional) is cscott@bionenviro.com and mas@biontech.com (no longer functional) is now mas@bionenviro.com.

B: Pennvest Loan and Dissolution of Bion PA1, LLC (“PA1”)

PA1, the Company’s wholly-owned subsidiary, was dissolved on December 29, 2021 on which date it owed approximately $10,010,000 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System including accrued interest and late charges totaling $2,255,802 as of that date. Through the date of the dissolution, PA1 was a wholly-owned subsidiary of the Company and its assets and liabilities were included on the Company’s consolidated balance sheets. At September 30, 2021, PA1’s total assets were $297 and its total liabilities were $10,154,334 (including the Pennvest Loan in the aggregate amount of $9,939,148, accounts payable of $214,235 and accrued liabilities of $950) which sums were included in the Company’s consolidated balance sheets in its Form 10-Q for the quarter ended September 30, 2021. Subsequent to the dissolution of PA1, its assets and liabilities are no longer consolidated and included in the Company’s balance sheets. As of December 29, 2021, PA1’s total assets were nil and its total liabilities were $10,234,501 (including the Pennvest Loan in the aggregate amount of $10,009,802, accounts payable of $212,263 and accrued liabilities of $12,436. The net amount of $10,234,501 was recognized as a gain on the legal dissolution of a subsidiary in other (income) expense.

As background, the terms of the Pennvest Loan provided for funding of up to $7,754,000 which was to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal. The Pennvest Loan accrued interest at 2.547% per annum for years 1 through 5 and 3.184% per annum for years 6 through maturity. The Pennvest Loan required minimum annual principal payments of approximately $5,886,000 in fiscal years 2013 through 2021, and $846,000 in fiscal year 2022, $873,000 in fiscal year 2023 and $149,000 in fiscal year 2024. The Pennvest Loan was collateralized by PA1’s Kreider 1 System and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest was entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined. The Company has incurred interest expense related to the Pennvest Loan of $123,444 and $246,887 for the years ended June 30, 2022 and 2021, respectively. Based on the limited development of the depth and breadth of the Pennsylvania nutrient reduction credit market, PA1 commenced discussions and negotiations with Pennvest related to forbearance and/or re-structuring the obligations under the Pennvest Loan during 2013. In the context of such negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the PA1 did not make any principal payments, which were to begin in fiscal 2013, and, therefore, the Company classified the Pennvest Loan as a current liability through the dissolution of PA1 on December 29, 2021.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan has been solely an obligation of PA1 since that date. Note, however, the Company’s consolidated balance sheets as of June 30, 2021 reflects the Pennvest Loan as a liability of $9,868,495 despite the fact that the obligation (if any) was solely an obligation of PA1.

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

PA1 and Pennvest agreed to have the equipment sold by a third party auctioneer who arranged for the sale of its property and delivery of all proceeds (net of commissions and customary costs of sale) to Pennvest. The auction took place during the period between May 13-18, 2022. The Company’s personnel assisted PA1 with this process as needed at no cost to PA1. The net sum of $104,725 was realized from the asset sale, which sum was delivered to Pennvest on June 15, 2022. The remaining unsold assets will be transferred to Kreider Farms during the next quarter in order to complete the winding up of the Kreider 1 project.

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

PA1 has made no payments to vendors or other creditors in connection with the dissolution. No distributions or payments of any kind have ever been made to the Company, the sole member of PA1 since inception and no payment will be made to the Company or any affiliate in connection with the dissolution.

For more information regarding the history and background of the Pennvest Loan and PA1, please review our Form’s 10-K for the years from 2008 through 2021 including the Notes to the Financial Statements included therein.

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

	2022		2021
Fiscal Year Ended June 30,	High	Low	High	Low

First Fiscal Quarter	$1.80	$1.15	$0.55	$0.42
Second Fiscal Quarter	$1.66	$0.805	$0.52	$0.35
Third Fiscal Quarter	$1.40	$0.8001	$1.73	$0.395
Fourth Fiscal Quarter	$1.27	$0.80	$1.71	$1.25

(b) Holders

The number of holders of record of our common stock at September 1, 2022 was approximately 1,400. Many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, so we are unable to estimate the number of stockholders represented by these record holders.

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

No preferred shares are outstanding at this time. During fiscal year 2022 the Company paid an aggregate dividend of $0 cash, respectively, on shares of Series B Preferred Stock and Series C Preferred Stock which were outstanding during the year. A dividend of $1,000 was accrued on Series B Preferred Stock during the 2022 fiscal year. From July 1, 2014, the Company had 200 shares of Series B redeemable convertible Preferred stock outstanding with a par value of $0.01 per share, convertible at the option of the holder at $2.00 per share, with dividends accrued and payable at 2.5% per quarter. The Series B Preferred stock was mandatorily redeemable at $100 per share by the Company three years after issuance and accordingly was classified as a liability. The 200 shares have reached their maturity date and the Company approved the redemption of the Series B preferred stock during the quarter ended December 31, 2021 and the final 200 shares of Series B redeemable convertible Preferred stock were redeemed for $41,000, which included the $21,000 in accrued dividend payable.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

In June 2006 the Company adopted its 2006 Consolidated Incentive Plan, as amended ("Plan"), which terminated all prior plans and merged them into the Plan.  The Plan was ratified by the Company's shareholders in October 2006 (and has been amended multiple times since initial ratification).  Under the Plan, Directors may grant Shares, Options, Stand Alone Stock Appreciation Rights ("SAR's"), shares of Restricted Stock, shares of Phantom Stock and Stock Bonuses and other items with respect to a number of Common Shares that in the aggregate does not exceed 36,000,000 shares. The maximum number of Common Shares for which Incentive Awards, including Incentive Stock Options, may be granted to any one Participant shall not exceed 2,000,000 shares in any one calendar year; and the total of all cash payments to any one participant pursuant to the Plan in any calendar year shall not exceed $1,500,000. As of June 30, 2022 11,201,600 options have been granted and outstanding under the Plan (as amended), including all options granted under prior merged plans, and were merged into the 2021 Equity Incentive Plan.  As of June 30, 2021, the Company had no outstanding contingent Stock Bonuses.

In December 2021 the Company adopted its 2021 Equity Incentive Plan, as amended ("2021 Equity Plan").  The 2021 Equity Plan was ratified by the Company's shareholders in April 2022.  Under the 2021 Equity Plan, Directors may grant Shares, Options, Stand Alone Stock Appreciation Rights ("SAR's"), shares of Restricted Stock, shares of Phantom Stock and Stock Bonuses and other items with respect to a number of Common Shares that in the aggregate does not exceed 30,000,000 shares. The maximum number of Common Shares for which Incentive Awards, including Incentive Stock Options, may be granted to any one Participant shall not exceed 2,500,000 shares in any one calendar year. As of June 30, 2022 nil options have been granted and outstanding under the 2021 Equity Plan.  As of June 30, 2022, the Company had no outstanding contingent Stock Bonuses.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about the Company’s 2006 equity compensation plans as of June 30, 2022:

2006 Equity Compensation Plan table

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	27,068,281	0.78	8,931,719

Equity compensation plans not approved by security holders	—	—	—

Total	27,068,281	0.78	8,931,719

(e) Recent Sales of Unregister Securities

During the year ended June 30, 2022, 2,315,550 warrants were exercised to purchase 2,315,550 shares of the Company’s common stock at $0.75 per share for total proceeds of $1,736,662, net proceeds of $1,718,061 after commissions of $18,601.

During the year ended June 30, 2022, 66,860 shares of its unregistered common stock were issued as commissions.

During the year ended June 30, 2022, Mark Smith elected to convert accounts payable of $17,711 into an aggregate of 35,424 units at $0.50 per unit, pursuant to the 2006 Consolidated Incentive Plan with each unit consisting of one share of the common stock and one warrant to purchase one share of the Company’s stock for $0.75 per share until December 31, 2024.

During the year ended June 30, 2022, the Company issued 25,000 units at $1.10 per until for services of $27,500.

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

During the year ended June 30, 2021, Mark Smith elected to convert deferred compensation, accrued interest and accounts payable of $124,698, $3,342 and $52,360 respectively into an aggregate of 360,805 units at $0.50 per unit, pursuant to the 2006 Consolidated Incentive Plan with each unit consisting of one share of the common stock and one warrant to purchase one share of the Company’s stock for $0.75 per share until December 31, 2024.

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

ITEM 6. SELECTED FINANCIAL DATA.

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Annual Report on Form 10-K (and the documents incorporated herein by reference) contain forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "project," "predict," "plan," "believe," or "continue," or the negative thereof or variations thereon and/or references to “goals”, “targets”, “projections” or similar terminology. The expectations reflected in forward-looking statements may prove to be incorrect. “The Company's actual results of operations, most of which are beyond the Company's control, could differ materially. We wish to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected.

These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and limited ability to obtain financing, needed personnel and equipment, unexpected costs, failure (or delay) to gain product certifications and/or regulatory approvals in the United States (or particular states) or foreign countries, loss (permanently or for any extended period of time) of the services of members of the Company’s small core management team (many of whom are age 70 or older) and failure to capitalize upon access to new markets. Additional risks and uncertainties that may affect forward looking statements about Bion's business and prospects include: i) the possibility that markets for nutrient reduction credits (discussed below) and/or other ways to monetize nutrient reductions and other environmental benefits will be slow to develop (or not develop at all), ii) PA1’s dissolution and its effect on how the Company is viewed, (if any), iii) the possibility that competitors will develop more comprehensive and/or less expensive environmental solutions, iv) delays in market awareness of Bion and our Systems, v) uncertainties and costs increases related to research and development efforts to update and improve Bion’s technologies and applications thereof, and/or vi) delays and/or costs exceeding expectations relating to Bion's development of the Initial Project, JVs and/or Projects and vii) failure of marketing strategies, each of which could have both immediate and long term material adverse effects by placing us behind our competitors and requiring expenditures of our limited resources.

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

BUSINESS OVERVIEW

Bion Environmental Technologies, Inc.'s ("Bion," "Company," "We," "Us," or "Our") was incorporated in 1987 in the State of Colorado. Bion’s mission is to create extraordinary value for our shareholders and employees (all of whom own securities in the Company) while delivering premium, sustainable products to our customers through ventures developing profitable, transparent, and sustainable solutions for livestock agriculture.

Our patented and proprietary technology provides advanced waste treatment and resource recovery for large-scale livestock production facilities (also known as “Concentrated Animal Feeding Operations” or “CAFOs"). Livestock production and its waste, particularly from CAFOs, has been identified as one of the greatest soil, air, and water quality problems in the U.S. today.  Application of our third generation technology and business/technology platform (“Gen3Tech”) can largely mitigate these environmental problems, while simultaneously improving operational/ resource efficiencies by recovering high-value co-products from the CAFOs’ waste stream. These waste stream ‘assets’ – nutrients and methane – have traditionally been wasted or underutilized and are the same ‘pollutants’ that today fuel harmful algae blooms, contaminate groundwater, and exacerbate climate change.

Bion’s business model and technology platform can create the opportunity for joint ventures s (in various contractual forms)(“JVs”) between the Company and large livestock/food/fertilizer industry participants based upon the supplemental cash flow generated by implementation of our Gen3Tech business model, which cash flows will support the costs of technology implementation (including servicing related debt). We anticipate this will result in substantial long term value for Bion. In the context of such JVs, we believe that the verifiable sustainable branding opportunities (conventional and organic) in meat will represent the single largest enhanced revenue contributor provided by Bion to the JVs (and Bion licensees). The Company believes that the largest portion of its business with be conducted through such JVs, but a material portion may involve licensing and or other approaches.

Bion’s Gen3 Tech was designed to capture and stabilize these assets and produce renewable energy, fertilizer products, and clean water as part of the process of raising verifiably sustainable livestock. All steps and stages in the treatment process will be third-party verified, providing the basis for additional revenues, including renewable energy-related credits and, eventually, payment for ecosystem services, such as nutrient credits as described below. The same verified data will be used to substantiate the claims of a USDA-certified sustainable brand that will support premium pricing for the meat/ animal protein products that are produced in Bion facilities.

During the first half of 2022 Bion began marketing our sustainable beef opportunity to retailers, food service distributors and the meat industry in the U.S.  In general, the response has been favorable. During July 2022, Bion announced a letter of intent (“Ribbonwire LOI”) to develop its first large-scale commercial project, a 15,000-head sustainable beef cattle feeding operation together with the Ribbonwire Ranch, in Dalhart, Texas (with a provision to expand to 60,000 head) (“Dalhart Project”). The Dalhart Project will be developed to produce blockchain-verified, sustainable beef (with reduced the stress on cattle caused by extreme weather and temperatures and resulting higher feed/weight gain efficiency) while remediating the environmental impacts associated usually associated with cattle CAFOs. Bion’s patented technology will treat the waste stream and recover/refine valuable coproducts that include clean water, renewable natural gas (RNG), photovoltaic solar electricity, organic fertilizer and potentially other products. We anticipate converting the Ribbonwire LOI into a definitive agreement with Ribbonwire Ranch and creating distribution agreements with key retailers and food service distributors during the current fiscal year.

Bion’s business model and technology platform can create the opportunity for joint ventures s (in various contractual forms)(“JVs”) between the Company and large livestock/food/fertilizer industry participants based upon the supplemental cash flow generated by implementation of our Gen3Tech business model, which cash flows will support the costs of technology implementation (including servicing related debt). We anticipate this will result in substantial long-term value for Bion. In the context of such JVs, we believe that the verifiable sustainable branding opportunities (conventional and organic) in meat will represent the single largest enhanced revenue contributor provided by Bion to the JVs (and, in some cases, Bion licensees). The Company believes that the largest portion of its business with be conducted through such JVs, but a material portion may involve licensing and or other approaches.

Bion’s Gen3Tech was designed to capture and stabilize these assets and produce renewable energy, fertilizer products, and clean water as part of the process of raising verifiably sustainable livestock. All steps and stages in the treatment process will be third-party verified, providing the basis for additional revenues, including renewable energy-related credits and, eventually, payment for ecosystem services, such as nutrient credits as described below. The same verified data will be used to substantiate the claims of a USDA-certified sustainable brand that will support premium pricing for the meat/ animal protein products that are produced in Bion facilities.

Our business plan is focused on executing multiple agreements and letters of intent related to the “Bion Beef Opportunity” and commencing development of multiple sustainable beef joint venture projects over the next twelve-eighteen (12-18) months while moving forward with the Initial Project (see below) and the Dalhart Project. Bion also intends to pursue other opportunities in the livestock industry enabled by our Gen3Tech business model.  The Ribbonwire LOI announcement has generated significant interest within the livestock industry (among ranchers, feedlot operators, farmers and other AG industry parties). We believe that this interest, combined with consumer interest in ‘sustainable products’ and the growing enthusiasm among some livestock industry parties for environmental/sustainable/regenerative practices, provides Bion (and its partners/venturers) with an opportunity to move forward with a truly sustainable solution in this industry segment.

During the next six months, the Company intends to construct and begin operations of phase 1 of our Initial Project located near Fair Oaks, Indiana. Bion expects the Initial Project to provide data that illustrates the effectiveness of our Gen3Tech in a commercial setting by the end of the 2nd quarter in fiscal 2023 which will support development of the Dalhart Project (and other projects) during fiscal 2023 and thereafter.  We believe this data will also provide additional potential stakeholders (cattle producers, cattle feeders, packers, distributors, retailers and financial institutions) with the information they need to proceed with confidence in collaborating with Bion on multiple new projects (see below).

Bion is now focused primarily on: i) development/construction of the Initial Project, our initial commercial-scale Gen3Tech installation (see discussion herein below and Notes to Financial Statements , ii) development/construction of the Dalhart Project, iii) developing applications and markets for its sustainable (conventional and organic) animal protein products and its low carbon organic fertilizer products , iv) discussions regarding initiation and development of agreements and joint ventures (“JVs” as discussed below) (and related projects) based on the augmented capabilities of our Gen3Tech business platform (in the sustainable beef and other livestock segments), while (v) continuing to pursue business opportunities related to large retrofit projects (such as the Kreider poultry project JV described below) and vi) ongoing R&D activities.

HISTORY, BACKGROUND AND CURRENT ACTIVITIES

See discussion at Item 1 above.

Pennvest Loan and Bion PA1 LLC (“PA1”) Dissolution

PA1, the Company’s wholly-owned subsidiary, was dissolved on December 29, 2021 on which date it owed approximately $10,010,000 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System including accrued interest and late charges totaling $2,255,802 as of that date. Through the date of the dissolution, PA1 was a wholly-owned subsidiary of the Company and its assets and liabilities were included on the Company’s consolidated balance sheets. At September 30, 2021, PA1’s total assets were $297 and its total liabilities were $10,154,334 (including the Pennvest Loan in the aggregate amount of $9,939,148, accounts payable of $214,235 and accrued liabilities of $950) which sums were included in the Company’s consolidated balance sheets in its Form 10-Q for the quarter ended September 30, 2021. Subsequent to the dissolution of PA1, its assets and liabilities are no longer consolidated and included in the Company’s balance sheets. As of December 29, 2021, PA1’s total assets were nil and its total liabilities were $10,234,501 (including the Pennvest Loan in the aggregate amount of $10,009,802, accounts payable of $212,263 and accrued liabilities of $12,436. The net amount of $10,234,501 was recognized as a gain on the legal dissolution of a subsidiary in other (income) expense.

As background, the terms of the Pennvest Loan provided for funding of up to $7,754,000 which was to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal. The Pennvest Loan accrued interest at 2.547% per annum for years 1 through 5 and 3.184% per annum for years 6 through maturity. The Pennvest Loan required minimum annual principal payments of approximately $5,886,000 in fiscal years 2013 through 2021, and $846,000 in fiscal year 2022, $873,000 in fiscal year 2023 and $149,000 in fiscal year 2024. The Pennvest Loan was collateralized by PA1’s Kreider 1 System and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest was entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined. The Company has incurred interest expense related to the Pennvest Loan of $123,444 and $246,887 for the years ended June 30, 2022 and 2021, respectively. Based on the limited development of the depth and breadth of the Pennsylvania nutrient reduction credit market, PA1 commenced discussions and negotiations with Pennvest related to forbearance and/or re-structuring the obligations under the Pennvest Loan during 2013. In the context of such negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the PA1 did not make any principal payments, which were to begin in fiscal 2013, and, therefore, the Company classified the Pennvest Loan as a current liability through the dissolution of PA1 on December 29, 2021.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan has been solely an obligation of PA1 since that date. Note, however, the Company’s consolidated balance sheets as of June 30, 2021 reflects the Pennvest Loan as a liability of $9,868,495 despite the fact that the obligation (if any) was solely an obligation of PA1.

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

PA1 and Pennvest agreed to have the equipment sold by a third party auctioneer who arranged for the sale of its property and delivery of all proceeds (net of commissions and customary costs of sale) to Pennvest. The auction took place during the period between May 13-18, 2022. The Company’s personnel assisted PA1 with this process as needed at no cost to PA1. The net sum of $104,725 was realized from the asset sale, which sum was delivered to Pennvest on June 15, 2022. PA1 believes that the remaining unsold assets will be transferred to Kreider Farms during the next quarter in order to complete the winding up of the Kreider 1 project.

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

PA1 has made no payments to vendors or other creditors in connection with the dissolution other than the payment to Pennvest described above. No distributions or payments of any kind have ever been made to the Company, the sole member of PA1 since inception and no payment will be made to the Company or any affiliate in connection with the dissolution.

For more information regarding the history and background of the Pennvest Loan and PA1, please review our Form’s 10-K for the years from 2008 through 2021 including the Notes to the Consolidated Financial Statements included therein.

COVID-19 PANDEMIC RELATED MATTERS:

The Company faces risks and uncertainties and factors beyond our control that are magnified during the current Covid-19 pandemic and the unique economic, financial, governmental and health-related conditions in which the Company, the country and the entire world now reside. To date the Company has experienced direct impacts in various areas including but without limitation: i) government ordered shutdowns which have slowed the Company’s research and development projects and other initiatives, ii) shifted focus of state and federal governments which is likely to negatively impact the Company’s legislative initiatives in Pennsylvania and Washington D. C., iii) strains and uncertainties in both the equity and debt markets which have made discussion and planning of funding of the Company and its initiatives and projects with investment bankers, banks and potential strategic partners more tenuous, iv) strains and uncertainties in the agricultural sector and markets have made discussion and planning more difficult as future industry conditions are now more difficult to assess and predict, v) constraints due to problems experienced in the global industrial supply chain since the onset of the Covid-19 pandemic, which have delayed certain research and development testing and have delayed and/or increased the cost of construction of the Company’s initial 3G Tech installation as equipment/services remain difficult to acquire in a timely manner, vi) due to the age and health of our core management team, many of whom are age 70 or older and have had one or more existing health issues (including brief periods of Covid-19 infection), the Covid-19 pandemic places the Company at greater risk than was previously the case (to a higher degree than would be the case if the Company had a larger, deeper and/or younger core management team), and vii) there almost certainly will be other unanticipated

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

The Company currently does not generate revenue and if and when the Company begins to generate revenue the Company will comply with the provisions of Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers”.

Stock-based compensation

The Company follows the provisions of ASC 718, which generally requires that share-based compensation transactions be accounted and recognized in the consolidated statement of operations based upon their grant date fair values.

Pursuant to ASC Topic 815 “Derivatives and Hedging” (“Topic 815”), the Company reviews all financial instruments for the existence of features which may require fair value accounting and a related mark-to-market adjustment at each reporting period end. Once determined, the Company assesses these instruments as derivative liabilities. The fair value of these instruments is adjusted to reflect the fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. . As of June 30, 2022 and 2021, there are no derivative financial instruments.

Options:

The Company has issued options to employees and consultants under the 2006 Plan to purchase common shares of the Company. Options are valued on the grant date using the Black-Scholes option-pricing model. The expected volatility is based on the historical price volatility of the Company’s common stock. The dividend yield represents the Company’s anticipated cash dividend on common stock over the expected term of the stock options. The U.S. Treasury bill rate for the expected term of the stock options was utilized to determine the risk-free interest rate. The expected term of stock options represents the period of time the stock options granted are expected to be outstanding based upon management’s estimates.

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

For leases with a term exceeding 12 months, a lease liability is recorded on the Company’s consolidated balance sheets at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term. A corresponding right-of-use (“ROU”) asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. The Company's incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease.

YEAR ENDED JUNE 30, 2022 COMPARED TO THE YEAR ENDED JUNE 30, 2021

Revenue

Total revenues were nil for both the years ended June 30, 2022 and 2021, respectively.

General and Administrative

Total general and administrative expenses were $2,348,000 and $2,078,000 for the years ended June 30, 2022 and 2021, respectively.

General and administrative expenses, excluding stock-based compensation charges of $269,000 and $850,000, were $2,079,000 and $1,228,000 for the years ended June 30, 2022 and 2021, respectively, representing an $851,000 increase. Salaries and related payroll tax expenses were $340,000 and $319,000, for the years ended June 30, 2022 and 2021, respectively, representing a $21,000 increase. Consulting costs were $561,000 and $391,000 for the years ended June 30, 2022 and 2021, respectively. The $170,000 increase in consulting costs is due to a general increase in the levels of Company’s business activity without a large increase in the Company’s personnel including the consulting engagement with William O’Neill, who is now the Company’s CEO, during the periods from July 1, 2021 through April 30, 2022 during which the Company paid $160,000 to secure his services ($25,000 was capitalized to the 3G project). Investor relations expenses were $395,000 and $149,000 for the years ended June 30, 2022 and 2021, respectively, and the $246,000 increase is due to the 2022 shareholder meeting and new contract with an investor relations firm and increased activity during the year ended June 30, 2022 due to the resumption of investor conferences. Legal costs were $291,000 and $8,000 for the years ended June 30, 2022 and 2021, respectively, due to the hiring of a law firm to represent the Company in a lawsuit for the hack and attempt to steal the Company’s domain, engaging a law firm on the dissolution of PA-1, legal work in relation to corporate structure matters and preparation for the 2022 shareholder meeting and other matters.

General and administrative stock-based employee compensation for the years ended June 30, 2022 and 2021 consists of the following:

	Year ended June 30, 2022	Year ended June 30, 2021
General and administrative:
Change in fair value from modification of option terms	$—	$9,000
Change in fair value from modification of warrant terms	8,000	25,000
Fair value of stock options expensed under ASC 718	261,000	816,000
Total	$269,000	$850,000

Stock-based compensation charges were $269,000 and $850,000 for the years ended June 30, 2022 and 2021, respectively. The fair value of stock options expensed for the years ended June 30, 2022 and 2021 was $261,000 and $816,000, respectively. The Company capitalized $136,000 in stock-based compensation to the 3G project as of June 30, 2022. The Company granted 730,000 options during the year ended June 30, 2022 which were fully vested at grant date, and 960,000 options during the period ended June 30, 2021, which were fully vested at grant date.

Depreciation

Total depreciation expense was $1,161 and $827 for the years ended June 30, 2022 and 2021, respectively.

Research and Development

Total research and development expenses were $201,000 and $749,000 for the years ended June 30, 2022 and 2021, respectively.

Research and development expenses, excluding stock-based compensation charges of $22,000 and $202,000, were $179,000 and $547,000 for the years ended June 30, 2022 and 2021, respectively, representing a $368,000 decrease largely resulting from completion of the bulk of the research and development work on our Gen3Tech as we shifted our efforts to work on the Initial Project. Salaries and related payroll tax expenses were $32,000 and $94,000 for the years ended June 30, 2022 and 2021, respectively, as more salary expense was allocated to administrative expense for the year ended June 30, 2022. Consulting costs were $80,000 and $214,000 for the years ended June 30, 2022 and 2021, respectively. The decrease in consulting is due to capitalizing costs on the 3G project in 2022.   The Company also incurred $55,000 and $48,000 for the years ended June 30, 2022 and 2021, respectively in legal costs related to patent applications and renewals. The Company incurred $6,000 and $144,000 for the years ended June 30, 2022 and 2021, respectively in the development of new technologies for its anaerobic digestate process.

Research and development stock-based employee compensation for the years ended June 30, 2022 and 2021 consists of the following:

	Year ended June 30, 2022	Year ended June 30, 2021
Research and Development:
Fair value of stock options expensed under ASC 718	$22,000	$202,000

Stock-based compensation charges were $22,000 and $202,000 for the years ended June 30, 2022 and 2021, respectively. The Company granted 730,000 and 960,000 fully vested options during the years ended June 30, 2022 and 2021, a portion of which were allocated to research and development.

Loss from Operations

As a result of the factors described above, the loss from operations was $2,550,000 and $2,828,000 for the years ended June 30, 2022 and 2021, respectively.

Other (Income) Expense

Other (income) expense was ($10,841,000) and $623,000 for the years ended June 30, 2022 and 2021, respectively. The Company recognized a gain on the dissolution of PA1 of $10,235,000 and a gain of $902,000 for the sale of a domain name. Total interest expense of $302,000 and $658,000 was recorded during the years ended June 30, 2022 and 2021, respectively. Interest of $32,000 and nil was capitalized as part of the 3G project in property and equipment during the years ended June 30, 2022 and 2021, respectively.

Interest expense related to deferred compensation, loan payable and convertible notes prior to capitalization of $32,000 to the 3G project was $334,000 and $472,000 for years ended June 30, 2022 and 2021, respectively. The $138,000 decrease is due the dissolution of PA-1 and no interest related to the Pennvest loan during the last six months ended June 30, 2022. Interest expense related to investor warrant modifications was nil and $187,000 for year end June 30, 2022 and 2021.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $1,500 and $2,800 for the years ended June 30, 2022 and 2021, respectively.

Net Income (Loss) Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net income (loss) attributable to Bion’s stockholders was $8,292,000 and ($3,448,000) for the years ended June 30, 2022 and 2021, respectively, and the net income (loss) per basic common share was $.20 and ($.10) for the years ended June 30, 2022 and 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements for the year ended June 30, 2022 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2022 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of June 30,2022, the Company had cash of approximately $3,160,000. During the year ended June 30, 2022, net cash used in operating activities was $671,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance, legal, accounting, consulting and investor relations expenses as well as the purchase of property and equipment. Cash expenditures were offset by proceeds from financing activities, primarily the exercise of warrants. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

During the year ended June 30, 2022, the Company invested $2,062,000 in the purchase of property and equipment, primarily related to project construction in process. During the year ended June 30, 2022, the Company invested $666,375 in a non-cash purchase of equipment for accounts payable related to the June 6, 2022 notice of completion of certain work in process and an invoice from Buflovak for the next 25% payment on the January 28, 2022 purchase order related to the Initial Project. The $666,375 was included in construction in process and accounts payable at June 30, 2022 and was paid on July 5, 2022 bringing the aggregate payments to $1,999,125 as of the date of this report.

Financing Activities

During the year ended June 30, 2022, the Company received gross cash proceeds of $1,737,000 from the exercise of 2,315,550 warrants into shares of the Company’s common stock and paid approximately $19,000 in cash commissions related to the exercise of warrants.

As of June 30, 2022, the Company has debt obligations consisting of: a) deferred compensation of $595,000 and b) convertible notes payable – affiliates of $5,171,000.

Plan of Operations and Outlook

As of June 30, 2022, the Company had cash of approximately $3,160,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal years 2022 and 2021, the Company has faced progressively less difficulty in raising equity funding (but substantial equity dilution has resulted from the larger amounts of equity financing during the periods). However, the Company anticipates substantial increases in demands for capital and operating expenditures as it moves toward commercial implementation of its 3G Tech and development of JVs and, therefore, is likely to continue to face, significant cash flow management challenges due to limited capital resources and working capital constraints which have only recently begun to be alleviated. As a result, the Company has faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 5 and 7 to Financial Statements) and members of the Company's senior management have from time to time made loans to the Company. During the year ended June 30, 2018 senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000. As of June 30 2022, such deferrals/loans totaled approximately $5,765,000 (including accrued interest and deferred compensation converted into convertible obligations and convertible promissory notes but excluding conversions of deferred compensation into the Company's common stock by officers, employees and consultants that have already been completed). The extended constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company's effort to develop its business. The Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again in 2018. The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company’s efforts to develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company is able to continue its recent increased success in its efforts to raise needed funds during the remainder of the current fiscal year (and subsequent periods), of which there is no assurance, management will not need to consider deeper cuts (including additional personnel cuts) and curtailment of ongoing activities including research and development activities.

The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop the Initial Project, JVs, Projects (including Integrated Projects) and CAFO Retrofit waste remediation systems (potentially including the Kreider 2 facility. The Company anticipates that it will seek to raise from $20,000,000 to $80,000,000 or more (debt and equity) during the next twelve months. However, as discussed above, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing projects, JVs and proposed projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years. During the year ended June 30, 2021 the Company raised gross proceeds of approximately $5,209,000 through the sale of its securities and paid commissions of approximately $165,000, and anticipates raising additional funds from such sales and transactions. During the year ended June 30, 2022 the Company raised gross proceeds for approximately $1,737,000 and paid commissions of approximately $18,600. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

Because the Company is not currently generating significant revenues, the Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop the Initial Project and subsequent Projects.

As indicated above, the Company anticipates that it will seek to raise from $20,000,000 to $80,000,000 or more (from debt, equity, joint venture, strategic partnering, etc.) during the next twelve months, some of which may be in the context of joint ventures for the development of one or more large scale projects. We reiterate that there is no assurance, especially in the extremely unsettled capital markets that presently exist for companies such as Bion, that the Company will be able to obtain the funds that it needs to stay in business, finance its Projects and other activities, continue its technology development and/or to successfully develop its business.

See “Pennvest Loan and Bion PA1 LLC (“PA1”) Dissolution” above and the Company’s Forms 10-K for the year 2009-2021 for discussion and more details related to the dissolution of PA1, the Pennvest Loan and the Kreider 1 project.

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

Covid-19 pandemic related matters:

The Company faces risks and uncertainties and factors beyond our control that are magnified during the current Covid-19 pandemic and the unique economic, financial, governmental and health-related conditions in which the Company, the country and the entire world now reside. To date the Company has experienced direct impacts in various areas including but without limitation: i) government ordered shutdowns which have slowed the Company’s research and development projects and other initiatives, ii) shifted focus of state and federal governments which is likely to negatively impact the Company’s legislative initiatives in Pennsylvania and Washington D. C., iii) strains and uncertainties in both the equity and debt markets which have made discussion and planning of funding of the Company and its initiatives and projects with investment bankers, banks and potential strategic partners more tenuous, iv) strains and uncertainties in the agricultural sector and markets have made discussion and planning more difficult as future industry conditions are now more difficult to assess and predict, v) constraints due to problems experienced in the global industrial supply chain since the onset of the Covid-19 pandemic, which have delayed certain research and development testing and have delayed and/or increased the cost of construction of the Company’s initial 3G Tech installation as equipment/services remain difficult to acquire in a timely manner, vi) due to the age and health of our core management team, many of whom are age 70 or older and have had one or more existing health issues (including brief periods of Covid-19 infection), the Covid-19 pandemic places the Company at greater risk than was previously the case (to a higher degree than would be the case if the Company had a larger, deeper and/or younger core management team), and vii) there almost certainly will be other unanticipated consequences for the Company as a result of the current pandemic emergency and its aftermath.

CONTRACTUAL OBLIGATIONS

We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

The Company entered into an agreement on September 23, 2021, to lease approximately four acres of land near Fair Oaks, Indiana, for the development site of its Initial Project.

The following table summarized the supplemental cash flow information for the year ended June 30, 2022:

Cash paid for noncancelable operating lease included in the operating cash flows	$60,000
Right of use assets obtained in exchange for operating lease liabilities	$180,586

The future minimum lease payment under noncancelable operating lease with terms greater than one year as of June 30, 2022:

Year ended June 30, 2023	$43,750
Year ended June 30, 2024	75,000
Year ended June 30, 2025	31,250
Undiscounted cash flow	150,000
Less imputed interest	(21,136)
Total	$128,864

The weighted average remaining lease term and discounted rate related to the Company’s lease liability as of June 30, 2022 were 3 years and 10%, respectively. The Company’s lease discount rate is generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s lease cannot be readily determined.

Through 3G1 the Company is in the process of developing the Initial Project. See discussion above and in the Notes to our Financial Statements.

OFF-BALANCE SHEETS ARRANGEMENTS

The Company does not have any off-balance sheets arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The consolidated financial statements are set forth on pages F-1 through F-32 hereto.

Item 9.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2022, under the supervision and with the participation of the Company’s President and Principal Financial Officer (the same person), management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures. Based on that evaluation, the President and Principal Financial Office concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2022 as a result of the material weakness in internal control over financial reporting discussed below.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our Chief Executive Officer and Principal Financial Officer (the same person) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”) and the related guidance provided in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies, also issued by the Committee of Sponsoring Organizations.

Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2022. Our President and Principal Financial Officer concluded we have a material weakness due to our control environment, and one condition caused by this is an inadequate of segregation of duties as well as a lack of timely review and approval of related party transactions and a second condition is the a lack of timely review and approval of capitalized internal costs and interest. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. There is one person involved in the processing of the Company's accounting and banking transactions and a single person with overall supervision and review of the cash disbursements and receipts and the overall accounting process. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting duties. While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions to justify additional full time staff. As a result of this material weakness, we have implemented remediation procedures whereby in May 2006 we engaged an outside accounting and consulting firm with SEC and US GAAP experience to assist us with the preparation of our financial statements, evaluation of complex accounting issues and the implementation of systems to improve controls and review procedures over all financial statement and account balances. In December of 2021, there was a change made to a new outside accounting and consulting firm. We believe that this outside consultant's review improved our disclosure controls and procedures. If this review is effective throughout a period of time, we believe it will help remediate the segregation of duties material weakness. However, we may not be able to fully remediate the material weakness unless we hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report on internal control in this annual report.

Website: Domain Sale/Resolved Litigation/Hacking/Theft

 On March 23, 2022 the Company entered into an agreement to sell domain name <biontech.com> and other related assets to BioNTech SE (“BNTX”) for the sum of $950,000 (before expenses related to the transaction) which sale was closed/completed on April 2, 2022 with a one-time gain of $902,490. The Company has been using www.bionenviro.com as its primary website (and domain) since July 2021 due to the events described below. The Company has not been using biontech.com as its primary website since July 2021 so domain name <biontech.com> no longer represented a core asset of the Company.

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

No shareholder, sensitive or confidential information was available to be breached which has limited damages from the hack/theft to date. However, the Company’s email operations were subject disruption and expenses were incurred related to the matter including legal fees.

The Company created ‘work-arounds’ as a result. These issues have been resolved and the Company has moved our website (and email) to a new domain: bionenviro.com. Website access is now www.bionenviro.com. To send emails to Bion personnel, one uses the same name identifier previously used, but in the address, substitute ‘bionenviro.com’ for “biontech.com’: For example cscott@biontech.com (no longer functional) is cscott@bionenviro.com and mas@biontech.com (no longer functional) is now mas@bionenviro.com.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors, executive officers and significant employees/consultants, along with their respective ages and positions are as follows:

Name	Age	Position

Directors and Officers:

Mark A. Smith	72	Executive Chairman, President, General Counsel, Chief Financial Officer and Director
Edward T. Schafer	76	Director
Jon Northrop	79	Secretary and Director
William O’Neill	63	Chief Executive Officer
Dominic Bassani	75	Chief Operating Officer

Mark A. Smith (72) currently serves Bion Environmental Technologies, Inc. as Executive Chairman, President, General Counsel, Chief Financial Officer and a director and has continually served in senior positions since late March 2003. Since that time, he has also served as sole director, President and General Counsel of Bion’s wholly-owned subsidiaries including Project Group and Services Group. Since mid-February 2003, Mr. Smith has served as sole director and President and General Counsel of Bion’s majority-owned subsidiary, Centerpoint Corporation. Mr. Smith also serves as Manager of Bion PA1, LLC and Bion PA2, LLC. Previously, from May 21, 1999 through January 31, 2002, Mr. Smith served as a director of Bion. From July 23, 1999, when he became President of Bion, until mid-2001 when he ceased to be Chairman, Mr. Smith served in senior positions with Bion on a consulting basis. Additionally, Mr. Smith was the president of RSTS Corporation prior to its acquisition of Bion Technologies, Inc. in 1992. Mr. Smith received a Juris Doctor Degree from the University of Colorado School of Law, Boulder, Colorado (1980) and a BS from Amherst College, Amherst, Massachusetts (1971). Mr. Smith has engaged in the private practice of law in Colorado since 1980. In addition, Mr. Smith has been active in running private family companies, Stonehenge Corporation (until 1994), LoTayLingKyur, Inc. (1994-2002) and LoTayLingKyur, LLC (2007-present). Until returning to Bion during March 2003, Mr. Smith had been in retirement with focus on charitable work and spiritual retreat. From July 2018 to March 2020 Mr. Smith served as a senior executive and director at Grow-Ray Technologies, Inc., a private LED lighting company based in Boulder, Colorado, on a consulting basis.

Edward T. Schafer (76) Edward Schafer previously served the Company’s senior management team as Executive Vice Chairman and has been a member of the Company’s Board of Directors since January 1, 2011. Mr. Schafer had served as a consultant to Bion since July 2010. Mr. Schafer served as a director of Continental Resources (NYSE-CLR) 2011-2016. He also chairs the Board of Directors of Dynamic Food Ingredients. In addition he has served on the Board of Governors of Amity Technology LLP since 2009. Mr. Schafer served as a trustee of the Investors Real Estate Trust (NASDAQGS-IRET) from September 2009 to October 2011. He also served as a trustee of the IRET from September 2006 through December 2007, when he resigned from the IRET’s Board to serve as Secretary of the U.S. Department of Agriculture under President George W. Bush.  Mr. Schafer, a private investor, is a two-term former Governor of North Dakota. He served as Chief Executive Officer of Extend America, a telecommunications company, from 2001 to 2006, and he has been a member of the Boards of RDO Equipment Co., a privately-owned agricultural and construction equipment company (August 2001 to July 2003) and the University of North Dakota Foundation (June 2005 to December 2007). Since 2019 Mr. Schafer has served on the Board of Directors of Cellular Biomedicine Group (NASDAQ: CBMG) and is Chairman of its Audit Committee. Mr. Schafer serves as a board member of the Center for Innovation at the University of North Dakota and is an adjunct professor at North Dakota State University. Mr. Schafer is a past chair of the Republican Governors Association, the Midwestern Governors’ Association, the Interstate Oil and Gas Compact, the Western Governors’ Association and served as the 29th United States Secretary of Agricultural from 2008 to 2009. Mr. Schafer holds a Master’s degree in Business Administration from the University of Denver. Mr. Schafer brings the following experience, qualifications, attributes and skills to the Company: general business management, budgeting and strategic planning experience from his service as Chief Executive Officer of Extend America and extensive government, regulatory, strategic planning, budgeting administrative and public affairs experience from his service as Governor of North Dakota and Secretary of the US Department of Agriculture.

Jon Northrop (79) has served as our Secretary and a Director since March of 2003. Since September 2001 he has been self employed as a consultant with a practice focused on business buyer advocacy. Mr. Northrop is one of our founders and served as our Chief Executive Officer and a Director from our inception in September 1989 until August 2001. Before founding Bion Technologies, Inc., he served in a wide variety of managerial and executive positions. He was the Executive Director of Davis, Graham & Stubbs, one of Denver’s largest law firms, from 1981 to 1989. Prior to his law firm experience, Mr. Northrop worked at Samsonite Corporation’s Luggage Division in Denver, Colorado, for over 12 years. His experience was in all aspects of manufacturing, systems design and implementation, and planning and finance, ending with three years as the Division’s Vice President, Finance. Mr. Northrop has a bachelor’s degree in Physics from Amherst College, Amherst, Massachusetts (1965), an MBA in Finance from the University of Chicago, Chicago, Illinois (1969), and spent several years conducting post graduate research in low energy particle physics at Case Institute of Technology, Cleveland.

William O’Neill (63) has served as Chief Executive officer since May 1, 2022 (he previously held the same position for the period from November 2010 through May 2011). Mr. O’Neill currently also serves as a director of Wise Up Food, LLC, a privately-held company that provides a transparent supply chain and real sustainability information for food retailers (including restaurants) enabling consumers to make informed purchase decisions. He founded Wise Up Food during 2020 and served as its President until May 1, 2022 when his wife assumed that position. From February 2018 through May 2020 he was employed as Vice President Retail & Value-Added Business Teys, USA, as subsidiary of Teys, a large Australian beef packer. From April 2015 through February 2018 Mr. O’Neill served as Vice President Retail of Colorado Premium Foods. From 1990 through 2015 he held marketing and executive epositions with a variey of companies in the agriculture and food service businesses with an emphasis on developing/marketing products in the meat industry. Mr. O’Neill graduated from Gettysburg College in 1981 with a B.A. in economics.

Dominic Bassani (75) has served as Chief Operating Officer of Bion Environmental Technologies, Inc. since May 1, 2022 and served as Chief Executive Officer from April 2011. Previously he was a full-time consultant to the Company and served as the General Manager of Bion's Projects Group subsidiary from April 2003 through September 2006. From September 15, 2008 he has served as Director-Special Projects and Strategic Planning of the Company and our Projects Group subsidiary. He has been an investor in and consultant to Bion since December 1999. He is an independent investor and since 1990 has owned and operated Brightcap, a management consulting company that provides management services to early stage technology companies. He was a founding investor in 1993 in Initial Acquisition Corp. that subsequently merged in 1995 with Hollis Eden Corp. (HEPH), a biotech company specializing in immune response drugs. From early 1998 until June 1999 he was a consultant to Internet Commerce Corp. (re-named EasyLink Services International Corporation) (ESIC), a leader in business-to-business transactions using the Internet. He is presently an investor in numerous private and public companies primarily in technology related businesses. From 1980 until 1986, Mr. Bassani focused primarily on providing management reorganization services to manufacturing companies and in particular to generic pharmaceutical manufacturers and their financial sponsors.

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

Advisory Group

The Company, which has only 7 full-time employees/consultants (all of whom are effectively ‘department heads’), has utilized many outside parties as consultants and contract workers for various roles to augment our management capabilities and expertise. Over the last year the Company has begun to establish a more formal ‘advisory’ relationship with some of these people to insure their availability for consultation by our senior management (separate from specific consulting engagements). At present, a) William Rupp (meat and beef industry), b) Matthew Lamb (agriculture/animal husbandry/dairy), c) Stanley Rapp (government affairs), d) Dennis Tristao (agricultural tech, engineering and agricultural/environmental policy) and e) Dennis Bracht (organic seed, corn/feed grain cultivation and related matters) have accepted roles as members of our Advisory Group. The Company anticipates that additional persons will be added to this group over time.

ITEM 11. EXECUTIVE COMPENSATION.

The Company does not have a compensation committee due to its small size and limited resources. The Board of Directors directly reviews and authorizes all compensation matters.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid to, or accrued for, each of our current executive officers during each of our last two fiscal years.

Summary Compensation

Name and Principal Position	Fiscal Year	Salary (1)	Bonus	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compen- sation	Nonqualified Deferred Compensation Earnings	Other Compen -sation	Total

Mark A. Smith (3)	2022	$230,000	$—	$—	115,200	—	—	—	$345,200
President and Chief	2021	$229,460	$—	$—	277,500	—	—	—	$506,960
Financial Officer Since March 25, 2003,
Director

Brightcap/Dominic Bassani (4)	2022	$372,000	$—	$—	115,200	—	—	—	$487,200
VP–Special Projects & Strategic	2021	$372,000	$—	$—	277,500	—	—	—	$649,500
Planning and Chief Operating Officer

William O’Neill	2022	$45,000	$—	$—	—	—	—	—	$45,000
Chief Executive Officer (5)	2021	$—	$—	$—		—	—	—	$—

1.	Includes compensation paid by Bion Environmental Technologies, Inc. and our wholly owned subsidiaries.
2.	Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 718.
3.	Since October 2016, the Company approved a month-to-month contract extension with Smith which included a monthly deferred salary of $18,000 and the right to convert up to $300,000 of deferred compensation, at his sole election, at $0.75 per share until December 31, 2022. On May 1, 2022 Smith’s salary was changed to $25,000 a month with cash portion of $20,000 and $5,000 deferred compensation. Smith also has the right to convert his deferred compensation in whole or in part, at this sole election, at any time in an amount at "market" or into securities sold in the Company’s most current/recent private offering. During fiscal year 2021 the Company paid Smith $13,460 for payroll taxes on his deferred compensation conversions which was treated as salary.
4.	On February 10, 2015, Bassani agreed to an extension to continue his employment through December 31, 2017 at an annual salary of $372,000 effective January 1, 2015. During October 2016, Bassani was granted the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share which was expanded on April 27, 2017 to the right to convert up to $300,000). During February 2018, the Company agreed to the material terms of a binding two-year extension agreement, while a fully executed agreement is still being negotiated. Bassani’s annual salary will remain at $372,000 and the Company agreed to pay him $2,000 per month to be applied to life insurance premiums. The Company granted Bassani 2,000,000 fully vested options at $0.75 per share with an expiry date of December 31, 2024 which contain a 90% execution bonus and the options may be extended for an additional 5 years at $0.01 per share per extension year. On August 1, 2018, his agreement was extended and he agreed to provide services to the Company on a full-time basis through December 31, 2022 plus two years after that on a part-time basis. Currently Bassani receives $25,000 per month in cash and $6,000 per month is deferred.
5.	On May 1, 2022 Bill O’Neill joined the Company with an annual salary of $420,000 which include $10,000 monthly deferred compensation to be paid at the discretion of the Board. There is an additional $1,500 per month health insurance allowance. Terms of the contract are thirty-seven months, with a re-evaluation after thirteen months. Bill O’Neil was previously paid as a contractor through Identifoods. Total payments to Identifoods for the years ended June 30, 2022 and June 2021, respectively, were $165,000 and $5,000.
6.	Mr. Schafer's was moved to the Director’s Compensation table below as he no longer holds an executive position with the Company.

Employment Agreements:

Mark A. Smith (“Smith”) has held the positions of Executive Chairman, Director, President and General Counsel of Company and its subsidiaries under various agreements and terms since March 2003 (details regard earlier years and periods between 2003 and 2011 may be found in the Company’s prior Forms 10-K and other SEC filings). During July 2011, the Company entered into an extension agreement pursuant to which Smith continued to hold his current positions in the Company through a date no later than December 31, 2012. Commencing January 1, 2012, Smith’s monthly salary was $20,000, which has been accrued and deferred. In addition, Smith has been issued 90,000 shares of the Company’s common stock in two tranches of 45,000 shares on each of January 15, 2013 and 2014, respectively. As part of the extension agreement, Smith was also granted 200,000 options, which vested immediately, to purchase common shares of the Company at a price of $3.00 per share and which options were originally to expire on December 31, 2019. Effective July 15, 2012, the Company entered into an extension agreement pursuant to which Smith will continue to hold his current positions in the Company through a date no later than June 30, 2014. Effective September 2012, Smith’s monthly salary became $21,000 (which is currently being deferred). In addition, Smith was issued 150,000 shares of the Company’s common stock in two tranches of 75,000 shares on each of January 15, 2014 and 2015, which shares vested immediately. As part of the extension agreement, Smith was also granted a bonus of $25,000 paid in warrants, which vested immediately, to purchase 250,000 shares of the Company’s common stock at a price of $2.10 per share and which warrants expire on December 31, 2018 and a contingent stock bonus of 100,000 shares payable on the date on which the Company’s stock price first reaches $10.00 per share (regardless of whether Smith is still providing services to the Company on such date). Mr. Smith has voluntarily reduced his monthly deferred salary accrual to $14,000 due to the Company’s financial situation. During September 2014, Smith agreed to continue his employment agreement through April 15, 2015 and also agreed to continue to defer his temporarily reduced salary of $14,000 per month.  On February 10, 2015, the Company executed an Extension Agreement with Smith pursuant to which Smith extended his employment with the Company to December 31, 2015 (with the Company having an option to extend his employment an additional six months).  As part of the Extension Agreement, the balance of Smith’s existing convertible note payable of $854,316 as of December 31, 2014, adjusted for conversions subsequent to that date, was replaced with a new convertible note with an initial principal amount of $760,519 with terms that i) materially reduced the interest rate by 50% (from 8% to 4%), ii) increased the conversion price by 11% (from $0.45 to $0.50), iii) set the conversion price at a fixed price so there can be no further reductions, iv) reduced the number of warrants received on conversion by 75% (from 1 warrant per unit to 1/4 per unit) and v) extended the maturity date to December 31, 2017 (which maturity date was subsequently extended to July 1, 2019).  Additionally, pursuant to the Extension Agreement, Smith: i) continued to defer his cash compensation ($18,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation,  ii) cancelled 150,000 contingent stock bonuses previously granted to him by the Company, iii) was granted 150,000 new options which vested immediately and iv) outstanding options and warrants owned by Smith (and his donees) were extended and had the exercise prices reduced to $1.50 (if above that price). Due to expiration of his most recent extension, Mr. Smith is currently serving the Company on a month-to –month basis. On April 29, 2022, Smith’s monthly salary was increased to $25,000, of which $5,000 is deferred each month

Dominic Bassani (“Bassani”) has served in senior management positions with the Company (as a full-time consultant) since 2001 (see prior Forms 10-K for earlier years and other filings with the SEC). Since March 31, 2005, the Company has had various agreements with Brightcap, Bassani’s family consulting company, through which the services of Bassani were provided through 2011. On September 30, 2009 the Company entered into an extension agreement with Brightcap pursuant to which Bassani provided services to the Company through September 30, 2012 for $312,000 annually (currently deferred). The Board appointed Bassani as the Company's CEO effective May 13, 2011 in which position he served until May 2022. On July 15, 2011, Bassani, Brightcap and the Company agreed to an extension/amendment of the existing agreement with Brightcap which provided that Bassani serve as CEO through June 30, 2013 and would continue to provide full-time services to the Company in other capacities through June 30, 2014 at a salary of $26,000 per month. In addition Bassani was to be issued 300,000 shares of the Company’s common stock issuable in three tranches of 100,000 shares on each of January 15, 2015, 2016 and 2017, respectively. Bassani was also granted 725,000 options, which vested immediately, to purchase shares of the Company’s common stock at $3.00 per share which options expired on December 31, 2019. Effective July 15, 2012, Bassani, Brightcap and the Company agreed to a further extension/amendment of the existing agreement with Brightcap which provided that Bassani would continue to provide the services of CEO through June 30, 2014. Bassani continued to provide full-time services to the Company at a cash salary of $26,000 per month (which has been deferred) and Bassani would be issued 300,000 shares of the Company’s common stock issuable in two tranches of 150,000 shares on each of January 15, 2015 and 2016, respectively, which shares would be immediately vested upon issuance. As part of the extension agreement, Bassani was also granted a bonus of $5,000 paid in warrants, which vested immediately, to purchase 50,000 shares of the Company’s common stock at a price of $2.10 per share and which warrants expired on December 31, 2018. During September 2014, Bassani agreed to extend his employment agreement until April 15, 2015 and that previously issued and expensed share grants of 100,000 and 150,000 shares that were to be issued on January 15, 2015, would be deferred until January 15, 2016.  On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017, (with the Company having an option to extend the term an additional six months.)  As part of the agreement, the Company’s existing loan payable, deferred compensation and convertible note payable to Bassani, were restructured into two promissory notes as follows: a) The of sum of the cash loaned by Bassani to the Company of $279,000 together with $116,277 of unreimbursed expenses through December 31, 2014 were placed into a new promissory note with initial principal of $395,277 which was due and payable on December 31, 2015.  In connection with these sums and the new promissory note, Bassani was issued warrants to purchase 592,916 shares of the Company’s common stock at a price of $1.00 until December 31, 2020; and b) the remaining balances of the Company’s accrued obligations to Bassani ($1,464,545) were replaced with a new convertible promissory note with terms that compared with the largest prior convertible note obligation to Bassani:  i) materially reduced the interest rate by 50% (from 8% to 4%), ii) increased the conversion price by 11% (from $0.45 to $0.50), iii) set the conversion price at a fixed price so there can be no further reductions, iv) reduced the number of warrants received on conversion by 75% (from 1 warrant per unit to 1/4 per unit) and v) extended the maturity date to December 31, 2017 (See Notes to Financial Statements) (which maturity date was subsequently extended to July 1, 2019.  Additionally,  pursuant to the Extension Agreement, Bassani i) will continue to defer his cash compensation ($31,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation, ii) cancelled 250,000 contingent stock bonuses previously granted to him by the Company, iii) was granted 450,000 new options which vested immediately and iv) outstanding options and warrants owned by Bassani (and his donees) have been extended and had the exercise prices were reduced to $1.50 (if above that price). On May 5, 2013, the Board of Directors approved agreements with Bassani and Smith, with effective date of May 15, 2013, in which Bassani and Smith agreed to continue to defer their respective cash compensation through April 30, 2014 (unless the Board of Directors elected to re-commence cash payment on an earlier date) and extended the due dates of their respective deferred cash compensation until January 15, 2015. The Company provided Bassani and Smith with convertible promissory notes which reflected all the terms of these agreements to which future accruals were added as additional principal. These convertible promissory notes were altered as set forth in the paragraphs below. As part of the agreements, Bassani and Smith also forgave any possible obligations that Bion may have owed each of them in relation to unused vacation time for periods (over 10 years) prior to June 30, 2012. In consideration of these agreements, Bassani and Smith: a) have been granted 50% ‘execution/exercise’ bonuses (subsequently increased to 75%) to be effective upon future exercise of outstanding (or subsequently acquired) options and warrants owned by Bassani and Smith (and their respective donees) and in relation to contingent stock bonuses; b) their warrants and options, if due to expire prior to December 31, 2018, were extended to that date (and later further extended); and c) other modifications were made. Currently Bassani receives $25,000 per month in cash and $6,000 per month of deferred compensation.

Effective January 1, 2011, the Company entered into an employment agreement with Edward Schafer (“Schafer”) pursuant to which for a period of three years, Schafer provided senior management services to the Company on an approximately 75% full time basis, initially as Executive Vice Chairman and as a director. Compensation for Schafer’s services were initially set at an annual rate of $250,000, which was to consist of $150,000 in cash compensation and $100,000 payable in the Company’s common stock. Commencing the month following the first calendar month-end after the Company has completed an equity financing in excess of $3,000,000 (net of commissions and other offering expenses), Schafer’s compensation was to be at an annual rate of $225,000, all of which would have been payable in cash. Effective July 15, 2012, the Company entered into a deferral/employment/ compensation agreement with Schafer pursuant to which Schafer provided senior management services to the Company on an approximately 75% full time basis, as Executive Vice Chairman and as a director. Basic compensation for Schafer’s services remained unchanged and Schafer was issued 100,000 options to purchase shares of the Company’s common stock at $2.10 per share until December 31, 2018, which options immediately vested and a contingent stock bonus of 25,000 shares payable on January 1 of the first year after the Company’s stock price first reaches $10.00 per share (regardless of whether Schafer is still providing services to the Company on such date). Since May 15, 2012 Schafer has deferred the cash portion of the compensation due him from the Company, in consideration of which he has been granted a 50% ‘execution/exercise’ bonus to be effective upon future exercise of outstanding (or subsequently acquired) options and warrants owned by Schafer (and his donees) and in relation to contingent stock bonuses. Effective January 1, 2014, Mr. Schafer agreed to continue his services to the Company as Director without periodic compensation in light of the Company’s financial situation. Mr. Schafer agreed not to receive any periodic compensation (cash or deferred) commencing January 1, 2014 and agreed to be compensated with bonuses from time-to-time as determined to be appropriate by the Board of Directors. No such bonuses have been declared to date. On February 10, 2015, the Company entered into an agreement with Schafer pursuant to which Schafer continued to provide services to the Company through December 31, 2015.  As part of the agreement, unreimbursed expenses of $15,956 due to Schafer at December 31, 2014 were replaced with a new promissory note with initial principal of $15,956 which was due and payable on December 31, 2015 and Schafer was issued warrants to purchase 7,978 shares of the Company’s common stock at a price of $1.00 until December 31, 2020. Schaefer’s deferred compensation for 2014 (and prior years) in the amount of $394,246 (including a sum of $120,000 for calendar year 2014) was placed in a convertible promissory note (See Notes to Financial Statements).  Additionally, pursuant to the agreement, i) the exercise period of outstanding options and warrants owned by Schafer were extended, ii) certain of Schafer’s outstanding options and warrants had the exercise prices reduced to $1.50 (if above that price), and iii) 25,000 contingent stock bonuses previously granted to Schafer have been cancelled by the Company. Effective June 30, 2016, Schafer and the Company determined that due to other obligations Schafer’s involvement with the Company during the 2016 fiscal year was less than anticipated and reduced his fiscal year 2016 compensation (all of which had been deferred) by $160,000 and agreed that future compensation will be determined periodically based on evaluation by the board of directors. Since 2018 Schaefer has no longer held any executive positions with the Company.

William O’Neill (“O’Neill”) has been hired as the Company’s Chief Executive Officer (“CEO”) effective May 1, 2022.  O’Neill had previously been working with the Company as a consultant and had been employed by the Company as its CEO during 2010-2011. Bassani, CEO of the Company since 2011, has assumed the position of COO while retaining existing operational management responsibilities and working with O’Neill on ‘commercialization’ of the Company’s technology and work related to JVs (and other transactions) based on the Company’s Gen3Technology and related matters. Bassani’s compensation arrangements with the Company have not been altered in the context of the change of positions. The Company and O’Neill have entered into a thirty-seven (37) month employment agreement (subject to Board renewal for the final two (2) years during the 13th month) with compensation of $25,000 cash and $10,000 deferred compensation per month. An entity affiliated with O’Neill was issued 1,000,000 Incentive Warrants exercisable at $1.00 per share until April 30, 2026 of which up to 700,000 Incentive Warrants may be cancelled if O’Neill is not renewed at 13 months and/or fails to serve the entire contract term thereafter. These warrants each have a 75% exercise bonus if the terms set forth therein are met.  As set forth in the Employment Agreement, the Company and Wise Up Foods LLC (an entity founded by O’Neill with which he continues to serve as a Director and of which O’Neill and his family members are majority owners) sets forth the intent to form “… a strategic alliance and committed to collaborate on projects each company has in their respective pipelines.  WUF and Bion will work together to use/create technology that will deliver the consumer verified sustainable results produced by Bion’s technology and technology platform.  The key to the strategic relationship is each company’s commitment to deliver real and verified results to the consumer – free of marketing hype and greenwashing…”.

Bassani, Smith and Schafer each agreed, effective June 30, 2017, to extend the maturity date of the outstanding convertible promissory notes set forth in the paragraphs above from December 31, 2017 to July 1, 2024 the last of which took place on February 6, 2020 when Bassani, Smith and Schafer (and a shareholder) each agreed to extend the maturity dates of their 2020 Convertible Obligations (“CVObligations”) (formerly convertible promissory notes) to July 1, 2024.

Effective May 4, 2020 the Company agreed that all options and warrants owned (or subsequently acquired by conversion of CvObligations) by its officers, directors and key employees and consultants (including Jon Northrop (director), Bassani, Smith and Schafer) and their donees be amended to: a) lower the exercise price to $0.75 for any options/warrants with higher exercise prices and b) extend the expiration dates to December 31, 2024. Subsequently, it was agreed that if any of the CVObligations are converted, the warrants in units received will be exercisable through a date 3 years after conversion date.

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

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Mark A. Smith (1)	100,000	—	—	0.60	2024	—	—	—	—
Mark A. Smith (1)	1,675,000	—	—	0.75	2024	—	—	—	—
Mark A. Smith (2)	200,000	—	—	0.75	2024	—	—	—	—
Mark A. Smith (1)	250,000	—	—	1.20	2026	—	—	—	—
Mark A. Smith (1)	200,000	—	—	1.00	2025	—	—	—	—
Brightcap/ Dominic Bassani (1)	1,675,000	—	—	0.75	2024	—	—	—	—
Brightcap/ Dominic Bassani (2)	2,000,000	—	—	0.75	2024	—	—	—	—
Brightcap/ Dominic Bassani (1)	250,000	—	—	1.20	2026	—	—	—	—
Brightcap/ Dominic Bassani (1)	200,000	—	—	1.00	2025	—	—	—	—
Edward Schafer (3)	25,000	—	—	0.60	2024	—	—	—	—
Edward Schafer (3)	300,000	—	—	0.75	2024	—	—	—	—
Edward Schafer (1)	600,000	—	—	0.75	2024	—	—	—	—
Edward Schafer (2)	190,000	—	—	0.75	2024	—	—	—	—
Edward Schafer (1)	50,000	—	—	1.20	2026	—	—	—	—
Edward Schafer (1)	50,000	—	—	1.00	2025	—	—	—	—

(1)  Options are subject to a 75% execution/exercise bonus upon notice of intent to exercise.

(2)  Options are subject to a 90% execution/exercise bonus upon notice of intent to exercise.

(3)  Options are subject to a 50% execution/exercise bonus upon notice of intent to exercise.

Director Compensation

Members of the Board of Directors do not currently receive any cash compensation for their services as Directors, but are entitled to be reimbursed for their reasonable expenses in attending meetings of the Board. However, it is the Company's intention to begin to pay cash compensation to Board members at some future date (probably during the current fiscal year).

DIRECTOR COMPENSATION

The following table sets forth certain information regarding the compensation paid to directors during the fiscal year ended June 30, 2022:

Director Compensation

Name	Fees earned or paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Jon Northrop	—	—	28,800	—	—	—	28,800
Edward Schafer	—	—	28,800	—	—	—	28,800

(1)	Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 718.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of August 1, 2022, the Registrant had 44,120,320 shares of common stock issued and 43,416,001 shares of common stock outstanding. (the balance of 704,309 shares are owned by Centerpoint, the Company's majority-owned subsidiary).

The following table sets forth certain information regarding the beneficial ownership of our common stock as of August 1, 2022 by:

●	each person that is known by us to beneficially own more than 5% of our common stock;

●	each of our directors;

●	each of our executive officers and significant employees; and

●	all our executive officers, directors and significant employees as a group.

Under the rules of the Securities and Exchange Commission, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable under stock options, warrants and convertible securities that are exercisable/convertible within sixty (60) days of August 1, 2021.  Those shares issuable under stock options, warrants and/or convertible securities are deemed outstanding for computing the percentage of each person holding options, warrants and/or convertible securities but are not deemed outstanding for computing the percentage of any other person.  The percentage of beneficial ownership schedule is based upon 43,416,001 shares outstanding as of August 1, 2022.  The address for those individuals for which an address is not otherwise provided is c/o Bion Environmental Technologies, c/o PO Box 323, Old Bethpage, NY 11804.  To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting power and investment power with respect to all shares of common stock listed as owned by them.

Name and Address	Number	Percent of Class Outstanding	Entitled To Vote

Centerpoint Corporation(1) c/o PO Box 323 Old Bethpage, NY 11604	704,309	1.6%	—

Dominic Bassani (2) 64 Village Hills Drive Dix Hills, NY 11746	14,492,592	25.5%	25.8%

Mark A. Smith(3) 401 N. Riverside Beach #408 Pompano Beach, FL 33062	9,699,447	18.0%	18.2%

Christopher B. Parlow(4) 23 Longbow Drive Commack, NY 11725	8,497,857	16.1%	16.3%

Danielle Lominy(5) c/o Dominic Bassani 64 Village Hill Drive Dix Hills, NY 11746	8,487,854	16.1%	16.3%

Edward Schafer (6) c/o PO Box 323 Old Bethpage, NY 11804	2,934,383	6.3%	6.4%

William O’Neill (8) 107 12th Street E St. Petersburg, FL 3371	1,051,125	6.2%	2.4%

Craig Scott 3131 North Daffodil Dr. Billings, MT 59102	2,578,965	2.3%	5.7%

Jon Northrop (9) 59 Chestnut Street Westfield, New York 14787	613,135	5.6%	1.4%

Anthony Orphanos(7) c/o Blacksmith Advisors, LLC 320 Park Avenue 18th Floor New York, NY 10022	2,767,032	6.2%	6.3%
All executive officers and directors as a group (6 persons)	31,369,647	44.4%	45.1%

(1)	Centerpoint Corporation is currently majority owned by the Company. Under Colorado law, Centerpoint Corporation is not entitled to vote these shares unless otherwise ordered by a court. These shares of common stock may be distributed to the shareholders of Centerpoint Corporation at a future date pursuant to a dividend declared during July 2004. The shares distributed to Bion, if any, will be cancelled immediately upon receipt.

(2)	Includes 62,201 shares, 3,025,000 shares underlying options and 965,000 shares underlying warrants held directly by Mr. Bassani; 354,342 shares and 250,000 shares underlying warrants held by Mr. Bassani’s wife; and, 839,933 shares held in IRA accounts of Mr. Bassani and his wife. Also included are the shares set forth below owned (directly and indirectly) by Mr. Bassani’s daughter, Danielle Lominy (formerly Danielle Bassani) who resides within his residence and are included in Mr. Bassani’s beneficial ownership for purposes of the calculation including: a) 570,000 shares directly b) 646,458 shares underlying warrants owned directly; and c) Danielle Lominy is the 50% beneficiary of the Dominic Bassani 2019 Irrevocable Trust (“2019Trust”) which owns: i) 3,000,000 warrants and 1,000,000 options to purchase shares of the Company’s common stock and, as a result, Danielle Lominy is the beneficial owner of 1,500,000 shares underlying warrants and 500,000 shares underlying options and ii) $2,255,500 principal amount of the Company’s 2020 Convertible Obligation (“CVObligation”) which is convertible into 4,511,000 shares and 3,008,837 warrants and, as a result, Danielle Lominy is the beneficial owner of 2,255,500 shares underlying conversion of the CVObligation and 1,504,419 shares underlying the warrants issuable on conversion of the CVObligation. The total also includes: a) 699,398 and 466,499 underlying warrants that could be issued on the conversion (at the election of Bassani) by Mr. Bassani of convertible notes in the amount of $349,699, (@ $0.50 price) and b) 466,957 shares of common stock that could be issued on the conversion (at the election of Bassani) by Mr. Bassani of convertible notes in the amount of $280,174 (@ $0.60 price) and c) 386,885 shares of common stock that could be issued on the conversion (at the election of Bassani) of deferred compensation in the amount of $413,966. Mr. Bassani disclaims ownership of 1,511,477 shares underlying warrants held by the Danielle Christine Bassani Trust, which is separately itemized herein. Mr. Bassani’s adult daughter Danielle Lominy (formerly Danielle Bassani), who resides within his residence, is the beneficiary of the Danielle Christine Bassani Trust and Mr. Bassani is not one of the trustees of the trust. Mr. Bassani further disclaims beneficial ownership of shares and warrants owned by various other family members (including Christopher Parlow who is itemized separately), none of whom live with him or are his dependents, and such shares are not included in this calculation.

(3)	Includes 324,077 shares held jointly by Mark A. Smith with his wife, 62,535 shares held by Mark Smith in an IRA; 2,425,000 shares underlying options held directly by Mr. Smith, 1,271,944 shares underlying warrants held directly by Mr. Smith; 53,756 shares held by his wife in her IRA, 12,681 shares of common stock held by LoTayLingKyur Foundation and 100,001 shares of common stock and 100,001 underlying warrants held by LoTayLingKyur LLC which is controlled by Mr. Smith and his wife. Also includes 2,664,726 shares and 2,664,726 warrants underlying units that could be issued on the conversion (at the election of Mr. Smith) by Mr. Smith of his 2020 Convertible Obligations in the aggregate amount of $1,332,363. Mr. Smith has the option to convert this amount into units with each unit consisting of 1 share of common stock and 1 warrant exercisable at $0.75 per share. The conversion price will be $0.50 per unit. Also includes 20,000 shares of common stock that could be issued on the conversion (at the election of Mr. Smith) of deferred compensation in the amount of $10,000. Does not include shares and warrants owned by various family members of which Mr. Smith disclaims beneficial ownership. Mr. Smith is also the President of Centerpoint, although shares owned by Centerpoint are not entitled to a vote while held by Centerpoint.

(4)	Includes 2,005 shares held directly by Christopher Parlow, 65,000 shares held jointly with wife, 250,000 shares owned by the Christopher Parlow Trust and 50,000 shares owned by Christopher Parlow’s minor daughters. Also includes 1,614,000 shares underlying warrants held by the Christopher Parlow Trust, 147,154 shares underlying warrants held jointly with wife, 150,000 warrants held directly by Mr. Parlow and 459,780 shares underlying warrants held by Mr. Parlow’s minor daughters. In addition, Christopher is the 50% beneficial owner of the Dominic Bassani 2019 Irrevocable Trust (“2019 Trust”) which owns 3,000,000 warrants to purchase shares of the Company’s common stock and 1,000,000 options and as a result, Christopher Parlow is the beneficial owner of 1,500,000 shares underlying exercise of the warrants and 500,000 shares underlying exercise of the options. Additionally, the 2019 Trust owns $2,255,500 principal amount of the Company’s 2020 Convertible Obligation (“CVObligation”) which is convertible @$0.50 into 4,511,000 shares and 3,008,837 warrants. As a result, Christopher Parlow is the beneficial owner of 2,255,500 shares underlying conversion of the CVObligation and 1,504,418 shares underlying the warrants issuable on conversion of the CVObligation.

(5)	Includes 170,000 shares held directly by Danielle Lominy (formerly Danielle Bassani), 1,511,477 shares underlying warrants held by The Danielle Christine Bassani Trust, 400,000 shares owned by the Danielle Bassani Trust, 311,458 shares underlying warrants, 105,000 shares underlying warrants owned jointly with husband and 230,000 shares underlying warrants owned by Danielle Lominy’s daughter. In addition, Danielle is the 50% beneficial owner of the Dominic Bassani 2019 Irrevocable Trust (“2019 Trust”) which owns 3,000,000 warrants to purchase shares of the Company’s common stock and 1,000,000 options and, as a result Danielle Lominy is the beneficial owner of 1,500,000 shares underlying exercise of the warrants and 500,000 shares underlying exercise of the options. Additionally, the 2019 Trust owns $2,255,500 principal amount of the Company’s 2020 Convertible Obligation (“CVObligation”) which is convertible @ $0.50 into 4,511,000 shares and 3,008,837 warrants. As a result, Danielle Lominy is the beneficial owner of 2,255,500 shares underlying conversion of the CVObligation and 1,504,419 shares underlying the warrants issuable on conversion of the CVObligation.

(6)	Includes 319,589 shares held directly by Mr. Orphanos; 156,750 shares underlying warrants held directly by Mr. Orphanos;120,263 shares held jointly with his wife; 1,425,374 shares held in IRA accounts; and 745,027 shares of common stock that could be issued on conversion of $447,016 convertible notes (.60 conversion price). Not included are 1,450,878 common shares owned by certain clients of Blacksmith Advisors, over which Mr. Orphanos exercises discretionary authority (which shares include: 98,000 shares owned by Danielle Lominy (formerly Danielle Bassani). Mr. Orphanos disclaims beneficial ownership of the shares listed in the preceding sentences because he has no pecuniary interest in the shares.

(7)	Includes 158,254 shares held directly by Mr. Schafer, options to purchase 1,215,000 shares and warrants to purchase 23,934 shares. Also includes 1,001,574 shares and 500,787 warrants underlying units that could be issued on the conversion by Mr. Schafer of a deferred compensation promissory note in the amount of $500,787 Mr. Schafer has the option to convert this amount into units with each unit consisting of 1 share of common stock and ½ warrant exercisable at $0.75 per share until December 31, 2024. The conversion price is $0.50 per unit. Also includes 34,834 shares of common stock that could be issued on the conversion (at the election of Mr. Schafer) by Mr. Schafer of a convertible note in the amount of $20,900. The conversion price will be $0.60 per share.

(8)	Includes 50,000 underlying warrants held directly by Mr. O’Neill, 1,125 shares held by Mr. O’Neill’s wife, and 1,000,000 underlying warrants held by Identifoods, LLC which is owned by Mr. O’Neill and his wife.

(9)	Includes 504,894 shares, 1,470,000 shares underlying options and 573,747 shares underlying warrants held directly by Mr. Scott. The total also includes 30,324 shares of common stock that could be issued on the conversion (at the election of Mr. Scott) of deferred compensation in the amount of $32,445.81. Does not include shares and warrants owned by various family members of which Mr. Scott disclaims beneficial ownership.

(10)	Includes 120,635 shares held directly by Jon Northrop and options to purchase 492,500 shares held by Jon Northrop. Does not include shares or options owned by the adult children of Jon Northrop nor his former wife.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

In January 2017 the Company engaged Eide Bailly LLP as its independent registered public accounting firm.  The aggregate fees billed for the fiscal years ended June 30, 2022 and June 30, 2021 by Eide Bailly LLP for professional services rendered for the audit of the Company's annual financial statements and reviews of interim financial statements included in the Company's quarterly reports on Form 10-Q (and related matters) were $74,000 and $56,800, respectively.

Audit Related Fees

There were no fees billed by Eide Bailly LLP for audit-related fees in each of the last two fiscal years ended June 30, 2022 and June 30, 2021.

Tax Fees

The aggregate fees billed for tax services rendered by Eide Bailly LLP for tax compliance and related services for the two fiscal years ended June 30, 2022 and June 30, 2021 were nil and $3,600, respectively.

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

3.1

Amended and Restated Articles of Incorporation of Bion Environmental Technologies, Inc., filed with the Secretary of State of the State of Colorado on April 11, 2022. (Incorporated by reference to Exhibit 3.1 filed with Form 8-K filed on April 12, 2022).

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 filed with Form 8-K filed on January 4, 2022).
10.1	Subscription Agreement dated January 10, 2002 between Bion Environmental Technologies, Inc. and Centerpoint Corporation regarding issuance of stock in exchange for cash and claims regarding Aprilia (Incorporated by reference to Exhibit 10.1 filed with Form 10SB12G on November 14, 2006).
10.2	Agreement dated March 15, 2002 and effective January 15, 2002 between Bion Environmental Technologies, Inc. and Centerpoint Corporation regarding purchase of warrant and management agreement (Incorporated by reference to Exhibit 10.2 filed with Form 10SB12G on November 14, 2006).
10.3	Agreement dated February 12, 2003 between Bion Environmental Technologies, Inc. and Centerpoint Corporation canceling provisions of the Subscription Agreement by and between Bion Environmental Technologies, Inc. and Centerpoint Corporation (Incorporated by reference to Exhibit 10.3 filed with Form 10SB12G on November 14, 2006).
10.4	Promissory Note and Security Agreement between Bion Environmental Technologies, Inc. and Bright Capital, LLC (Incorporated by reference to Exhibit 10.4 filed with Form 10SB12G on November 14, 2006).
10.5	Letter Agreement with Bright Capital, Ltd. (Incorporated by reference to Exhibit 10.8 filed with Form 10SB12G on November 14, 2006).
10.6	Amended Agreement with Centerpoint Corporation dated April 23, 2003 (Incorporated by reference to Exhibit 10.10 filed with Form 10SB12G on November 14, 2006).
10.7	Promissory Note and Conversion Agreement between Bion Environmental Technologies, Inc. and Mark A. Smith related to deferred compensation (Incorporated by reference to Exhibit 10.21 filed with Form 10SB12G on November 14, 2006).
10.8	Promissory Note and Conversion Agreement between Bion Environmental Technologies, Inc. and Bright Capital, Ltd. related to deferred compensation (Incorporated by reference to Exhibit 10.22 filed with Form 10SB12G on November 14, 2006).
10.9	Employment agreement with Mark A. Smith (Incorporated by reference to Exhibit 10.23 filed with Form 10SB12G on November 14, 2006).
10.10	Employment agreement with Bright Capital, Ltd. (Incorporated by reference to Exhibit 10.25 filed with Form 10SB12G on November 14, 2006).
10.11	Employment agreement with Jeff Kapell (Incorporated by reference to Exhibit 10.26 filed with Form 10SB12G on November 14, 2006).
10.12	Employment agreement with Jeremy Rowland (Incorporated by reference to Exhibit 10.27 filed with Form 10SB12G on November 14, 2006).
10.13	Office lease at 641 Lexington Avenue, 17th Floor, New York (Incorporated by reference to Exhibit 10.28 filed with Form 10SB12G on November 14, 2006).
10.14	2006 Consolidated Incentive Plan (Incorporated by reference to Exhibit 10.29 filed with Form 10SB12G on November 14, 2006).
10.15	Memo to Dominic Bassani & Bright Capital, Ltd. dated October 16, 2006 regarding Change in Title/Status of DB/Amendment to Brightcap Agreement (Incorporated by reference to Exhibit 10.30 filed with Form 10SB12G on November 14, 2006).
10.16	Promissory Note and Conversion Agreement for Mark Smith, dated January 1, 2007 (Incorporated by reference to Exhibit 10.31 filed with Form 10SB12G/A on February 1, 2007).
10.17	Promissory Note and Conversion Agreement for Bright Capital, Ltd., dated January 1, 2007 (Incorporated by reference to Exhibit 10.35 filed with Form 10SB12G/A on February 1, 2007).
10.18	Extension Agreement dated March 31, 2007 between the Company and Mark A Smith (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on April 3, 2007)
10.19	Form of Note dated March 31, 2007 in the amount of $151,645.89 in favor of Mark A. Smith (Incorporated by reference to Exhibit 10. 2 filed with Form 8-K filed on April 3, 2007)
10.20	Form of Note dated March 31, 2007 in the amount of $455.486.30 in favor of Bright Capital, Ltd. (Incorporated by reference to Exhibit 10.4 filed with Form 8-K filed on April 3, 2007)
10.21	Memorandum of Understanding with Kreider Farms (Incorporated by reference to Exhibit 99.1 filed with Form 8-K filed on February 27, 2008)
10.22	Subscription Agreement from Bright Capital, Ltd. (Incorporated by reference to Exhibit 99.1 filed with Form 8-K filed on June 3, 2008)

10.23	Amendment to 2006 Consolidated Incentive Plan (Incorporated by reference to Exhibit 99.2 filed with Form 8-K filed on June 3, 2008)
10.24	Agreement between the Company and Mark A. Smith dated May 31, 2008 (Incorporated by reference to Exhibit 99.3 filed with Form 8-K filed on June 3, 2008).
10.25	2007 Series AB Convertible Promissory Note (Incorporated by reference to Exhibit 99.1 filed with Form 8-K filed on June 19, 2008).
10.26	Promissory Note between Bion Environmental Technologies, Inc. and Dominic Bassani (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on September 30, 2008).
10.27	Promissory Note between Anthony Orphanos and Bion dated October 30, 2008, Guaranteed by Dominic Bassani (Incorporated by reference to Exhibit 10.3 filed with Form 8-K filed on November 13, 2008).
10.28	Addendum to Settlement Agreement and Release Stipulation from Bion, Bion Dairy and Mark Smith dated October 31, 2008 (Incorporated by reference to Exhibit 10.4 filed with Form 8-K filed on November 13, 2008).
10.29	Kreider Farms Agreement (September 25, 2008): REDACTED (Incorporated by reference to Exhibit 10.1 filed with Form 10-Q filed on November 14, 2008).
10.30	Amendment #3 to 2006 Consolidated Incentive Plan (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on January 6, 2009).
10.31	Agreement between Bright Capital, Ltd. and Dominic Bassani and Bion effective January 11, 2009 (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on January 15, 2009).
10.32	Agreement between Mark A. Smith and Bion effective January 12, 2009 (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on January 15, 2009).
10.33	Orphanos Extension Agreement dated January 13, 2009 (Incorporated by reference to Exhibit 10.3 filed with Form 8-K filed on January 15, 2009).
10.34	Lease Agreement between Ronald Kreider and Kreider Farms and Bion PA 1 LLC dated June 26, 2009 (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on July 2, 2009).
10.35	Capitalization Agreement between Bion Companies and Bion PA 1 LLC dated June 30, 2009 (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on July 2, 2009).
10.36	Extension Agreement with Mark A. Smith. (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on August 18, 2010).
10.37	Agreement with Edward Schafer (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on August 18, 2010).
10.38	Accepted Funding Offer (base loan agreement) (without exhibits) with PENNVEST for Kreider Farms Project Loan -- effective November 3, 2010 (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on November 3, 2010).
10.39	Short Form Agreement (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on November 22, 2010).
10.40	Resume of William O’Neill. (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on November 22, 2010).
10.41	Loan & Security Agreement with Milestone Bank (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on December 6, 2010).
10.42	O'Neill Employment Agreement (dated December 22, 2010) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on December 6, 2010).
10.43	Schafer Employment Agreement (dated December 21, 2010) (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on December 6, 2010).
10.44	Biography of Edward T. Schafer (Incorporated by reference to Exhibit 10.3 filed with Form 8-K filed on December 6, 2010).
10.45	Kreider Farms Clarification Agreement (Incorporated by reference to Exhibit 10.3 filed with Form 8-K filed on March 16, 2011).
10.46	Resignation of William O’Neill (effective May 13, 2011) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on May 13, 2011).
10.47	PADEP Certification of Kreider Poultry Credits (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on June 1, 2011).
10.48	Bassani/Bright Capital Extension Agreement (executed August 31, 2011) (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on September 2, 2011).
10.49	Smith Extension Agreement (executed August 31, 2011) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on September 2, 2011).
10.50	Bloom Employment Agreement (executed September 30, 2011) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on October 4, 2011).

10.51	Extension/Conversion Agreement with Smith and Bassani (dated March 31, 2012) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on April 4, 2012).
10.52	Memorialization of extension of Maturity of Bassani convertible deferred compensation (dated July 31, 2012) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on August 3, 2012).
10.53	Memorialization of Smith Extension Agreement (dated August 14, 2012) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on August 21, 2012).
10.54	Memorialization of Bassani Extension Agreement (dated August 14, 2012) (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on August 21, 2012).
10.55	Memorialization of Schafer Agreement (dated August 21, 2012) (Incorporated by reference to Exhibit 10.3 filed with Form 8-K filed on August 21, 2012).
10.56	Board Ratification dated May 5, 2013 (Incorporated by reference to Exhibit 10.1 filed with Form 10-Q filed on May 14, 2013).
10.57	Demand Promissory Note dated May 13, 2013 (Incorporated by reference to Exhibit 10.2 filed with Form 10-Q filed on May 14, 2013).
10.58	Pennvest Demand Letter (dated September 25, 2014) (Incorporated by reference to Exhibit 10.92 filed with Form 10-K filed on September 26, 2014).
10.59	Extension Agreement with Mark A. Smith (w/o exhibits) (February 10, 2015) (Incorporated by reference to Exhibit 10.1 filed with Form 10-Q filed on February 11, 2015).
10.60	Extension Agreement with Dominic Bassani (w/o exhibits) (February 10, 2015) (Incorporated by reference to Exhibit 10.2 filed with Form 10-Q filed on February 11, 2015).
10.61	Agreement with Edward Schafer (w/o exhibits) (February 10, 2015) (Incorporated by reference to Exhibit 10.3 filed with Form 10-Q filed on February 11, 2015).
10.62	Convertible Promissory Note between the Company and Dominic Bassani dated September 8, 2015 (Incorporated by reference to Exhibit 10.96 filed with Form 10-K filed on September 22, 2015).
10.63	Convertible Promissory Note between the Company and Edward Schafer dated September 8, 2015 (Incorporated by reference to Exhibit 10.97 filed with Form 10-K filed on September 22, 2015).
10.64	Convertible Promissory Note between the Company and Anthony Orphanos dated September 8, 2015 (Incorporated by reference to Exhibit 10.98 filed with Form 10-K filed on September 22, 2015).
10.65	Kreider Poultry Joint Venture Agreement (May 5, 2016) (Incorporated by reference to Exhibit 10.1 filed with Form 10-Q filed on May 9, 2016).
10.66	Bassani Warrant Purchase effective August 1, 2018 (Incorporated by reference to Exhibit 10.100 filed with Form 10-K filed on September 24, 2019).
10.67	Smith Warrant Purchase effective August 1, 2018 (Incorporated by reference to Exhibit 10.101 filed with Form 10-K filed on September 24, 2019).
10.68	Amendment #9 to 2006 Consolidated Incentive Plan, as amended (Incorporated by reference to Exhibit 10.102 filed with Form 10-K filed on September 24, 2019).
10.69	Lease (executed September 23, 2021) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on September 29, 2021).
10.70	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 filed with Form 10SB12G on November 14, 2006).
10.71

Buflovak/Hebeler Purchase Order (January 28, 2022)(without Technical Details and Standard Terms and Conditions) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on February 1, 2022)

10.72	Agreement with BioNTech SE re sale/purchase of domain name <biontech.com> (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on March 25, 2022)
10.73	Bion Environmental Technologies, Inc. 2021 Equity Incentive Award Plan. (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on January 4, 2022).
10.74	William O’Neill Employment Agreement (effective May 1, 2022) (without exhibits). (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on May 3, 2022).
10.75	Letter of Intent with Ribbonwire Ranch (July 20, 2022). (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on July 272, 2022).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically.
32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350. Furnished*
32.2	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350. Furnished*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

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

Old Bethpage, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bion Environmental Technologies, Inc. (the “Company”) as of June 30, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Bion Environmental Technologies, Inc. as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Equity Transactions

As discussed in Note 7 to the financial statements, the Company has entered into various equity-based compensation agreements. These agreements include transactions, including the original issuance and subsequent modifications of warrants and stock options, that are required to be measured and accounted for at estimated fair value. These transactions resulted in recording of stock-based compensation expense of $419,370, modification of options of $-0-, warrant issuances of $30,000, and warrant modifications of $8,337 for the year ended June 30, 2022.

The Company’s determination of the estimated fair values involves the identification of related financial instruments and a clear understanding of the terms of the agreements. Auditing management’s estimates of fair value requires a high degree of auditor judgment and an increased extent of effort, including the need to carefully examine to understand the true nature of the related agreements.

The primary procedures we performed to address this critical audit matter included:

•	We gained an understanding of management's process and methodology to develop the estimates
•	We examined agreements and agreed terms utilized in calculations
•	We evaluated the reasonableness of the inputs and assumptions used by management in developing the estimates
•	We recalculated the amounts and compared to management’s calculation
•	We evaluated the adequacy of the disclosures related to these fair value measurements.

We have served as Bion Environmental Technologies, Inc. auditor since 2017.

Denver, Colorado

September 27, 2022

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2022	2021

ASSETS

Current assets:
Cash	$3,160,442	$4,216,321
Prepaid expenses	157,550	124,049
Deposits and other assets	1,000	1,000

Total current assets	3,318,992	4,341,370

Operating lease right-of-use asset	145,787	—
Property and equipment, net (Note 3)	2,895,558	541

Total assets	$6,360,337	$4,341,911

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,360,644	$570,050
Series B Redeemable Convertible Preferred stock, $0.01 par value, 50,000 shares authorized; 0 and 200 shares issued and outstanding, liquidation preference of $0 and $40,000, respectively (Note 7)	—	37,400
Deferred compensation (Note 4)	594,798	479,208
Loan payable and accrued interest (Note 5)	—	9,868,495

Total current liabilities	1,955,442	10,955,153

Operating lease liability	128,864	—
Convertible notes payable - affiliates (Note 6)	5,170,610	4,793,097

Total Liabilities	7,254,916	15,748,250

Deficit:
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 10,000,000 and 50,000 shares authorized respectively, no shares issued and outstanding	—	—

Series C Convertible Preferred stock, $0.01 par value,60,000 shares authorized; no shares issued and outstanding	—	—

Common stock, no par value, 250,000,000 and 100,000,000 shares authorized respectively, 43,758,820 and 41,315,986 shares issued, respectively; 43,054,511 and 40,611,677 shares outstanding, respectively	—	—
Additional paid-in capital	123,620,046	121,399,067
Subscription receivable - affiliates (Note 8)	(504,650)	(504,650)
Accumulated deficit	(124,047,548)	(132,339,873)

Total Bion's stockholders’ deficit	(932,152)	(11,445,456)

Noncontrolling interest	37,573	39,117

Total deficit	(894,579)	(11,406,339)

Total liabilities and deficit	$6,360,337	$4,341,911

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30, 2022 AND 2021

	2022	2021

Revenue	$—	$—

Operating expenses:
General and administrative (including stock-based compensation (Note 7))	2,348,324	2,078,248
Depreciation	1,161	827
Research and development (including stock-based compensation (Note 7))	200,691	748,545

Total operating expenses	2,550,176	2,827,620

Loss from operations	(2,550,176)	(2,827,620)

Other (income) expense:
Forgiveness of debt	—	(34,800)
Interest income	(5,625)	—
Interest expense	301,659	657,945
Gain on sale of domain (Note 9)	(902,490)	—
Gain on legal dissolution of subsidiary (Note 5)	(10,234,501)	—

Total other expense	(10,840,957)	623,145

Net income (loss)	8,290,781	(3,450,765)

Net loss attributable to the noncontrolling interest	1,544	2,785

Net income (loss) applicable to Bion's common stockholders	$8,292,325	$(3,447,980)

Net income (loss) applicable to Bion's common stockholders
per basic and diluted common share	$0.20	$(0.10)

Weighted-average number of common shares outstanding:
Basic and diluted	41,962,302	33,068,832

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

YEARS ENDED JUNE 30, 2022 AND 2021

	Bion's Stockholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional	Subscription Rec-	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	-eivables for Shares	deficit	interest	equity/ (deficit)

Balances, July 1, 2020	—	$—	—	$—	31,409,005	$—	114,266,683	$(504,650)	$(128,891,893)	$41,902	$(15,087,958)
Sale of units	—	—	—	—	3,720,000	—	1,860,000	—	—	—	1,860,000
Commissions on sale of units	—	—	—	—	129,364	—	(164,537)	—	—	—	(164,537)
Vesting of options for services	—	—	—	—	—	—	1,017,700	—	—	—	1,017,700
Modification of options	—	—	—	—	—	—	8,775	—	—	—	8,775
Modification of warrants	—	—	—	—	—	—	212,645	—	—	—	212,645
Issuance of warrants	—	—	—	—	—	—	2,500	—	—	—	2,500
Warrants exercised for common shares	—	—	—	—	4,065,988	—	3,049,490	—	—	—	3,049,490
Sale of common shares	—	—	—	—	300,000	—	300,000	—	—	—	300,000
Issuance of units for services	—	—	—	—	144,000	—	72,000	—	—	—	72,000
Conversion of debt and liabilities	—	—	—	—	1,547,629	—	773,811	—	—	—	773,811
Net loss	—	—	—	—	—	—	—	—	(3,447,980)	(2,785)	(3,450,765)
Balances, June 30, 2021	—	$—	—	$—	41,315,986	$—	$121,399,067	$(504,650)	$(132,339,873)	$39,117	$(11,406,339)
Warrants exercised for common shares	—	—	—	—	2,315,550	—	1,736,662	—	—	—	1,736,662
Commissions on warrant exercises	—	—	—	—	66,860	—	(18,601)	—	—	—	(18,601)
Conversion of debt and liabilities	—	—	—	—	35,424	—	17,711	—	—	—	17,711
Issuance of units for services	—	—	—	—	25,000	—	27,500	—			27,500
Modification of warrants	—	—	—	—	—	—	8,337	—	—	—	8,337
Issuance of warrants	—	—	—	—	—	—	30,000	—	—	—	30,000
Vesting of options for services	—	—	—	—	—	—	419,370	—	—	—	419,370
Net income (loss)	—	—	—	—	—	—	—	—	8,292,325	(1,544)	8,290,781
Balances, June 30, 2022	—	$—	—	$—	43,758,820	$—	$123,620,046	$(504,650)	$(124,047,548)	$37,573	$(894,579)

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2022 AND 2021

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$8,290,781	$(3,450,765)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on legal dissolution of subsidiary	(10,234,501)	—
Depreciation expense	1,161	827
Forgiveness of debt	—	(34,800)
Accrued interest on loans payable, deferred compensation and other	319,523	694,793
Stock-based compensation	346,846	1,126,481
Decrease (increase) in prepaid expenses	(33,501)	(116,084)
Increase (decrease) in accounts payable and accrued expenses	366,629	(6,516)
Decrease in operating lease assets and liabilities	(16,923)	—
Increase in deferred compensation	289,200	396,604

Net cash used in operating activities	(670,785)	(1,389,460)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,062,155)	—

Net cash used in investing activities	(2,062,155)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	1,736,662	3,049,490
Commissions on exercise of warrants	(18,601)	(3,537)
Redemption of Preferred Series B shares and interest	(41,000)	—
Proceeds from sale of units	—	1,860,000
Commissions on sale of units	—	(161,000)
Proceeds from sale of common shares	—	300,000

Net cash provided by financing activities	1,677,061	5,044,953

Net increase (decrease) in cash	(1,055,879)	3,655,493

Cash at beginning of year	4,216,321	560,828

Cash at end of year	$3,160,442	$4,216,321

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$28

Non-cash investing and financing transactions:
Conversion of debt and liabilities into common units	$17,711	$773,811
Warrants issued for unit commissions	$—	$16,100
Shares issued for warrant exercise commissions	$50,145	$97,023
Purchase of property and equipment in accounts payable and accrued expenses	$666,375	$—
Non-cash compensation in property and equipment	$135,648	$—
Capitalized interest in property and equipment	$32,000	$—
Conversion of deferred compensation to notes payable	$190,000	$—

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2022 AND 2021

1.	ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT’S PLANS:

Organization and nature of business:

Bion Environmental Technologies, Inc.'s ("Bion," "Company," "We," "Us," or "Our") was incorporated in 1987 in the State of Colorado. Bion’s mission is to create extraordinary value for our shareholders and employees (all of whom own securities in the Company) while delivering premium, sustainable products to our customers through ventures developing profitable, transparent, and sustainable solutions for livestock agriculture.

Our patented and proprietary technology provides advanced waste treatment and resource recovery for large-scale livestock production facilities (also known as “Concentrated Animal Feeding Operations” or “CAFOs"). Livestock production and its waste, particularly from CAFOs, has been identified as one of the greatest soil, air, and water quality problems in the U.S. today.  Application of our third generation technology and business/technology platform (“Gen3Tech”) can largely mitigate these environmental problems, while simultaneously improving operational/ resource efficiencies by recovering high-value co-products from the CAFOs’ waste stream. These waste stream ‘assets’ – nutrients and methane – have traditionally been wasted or underutilized and are the same ‘pollutants’ that today fuel harmful algae blooms, contaminate groundwater, and exacerbate climate change.

Bion’s business model and technology platform can create the opportunity for joint ventures (in various contractual forms)(“JVs”) between the Company and large livestock/food/fertilizer industry participants based upon the supplemental cash flow generated by implementation of our Gen3Tech business model, which cash flows will support the costs of technology implementation (including servicing related debt). We anticipate this will result in substantial long term value for Bion. In the context of such JVs, we believe that the verifiable sustainable branding opportunities (conventional and organic) in meat will represent the single largest enhanced revenue contributor provided by Bion to the JVs (and Bion licensees). The Company believes that the largest portion of its business will be conducted through such JVs, but a material portion may involve licensing and or other approaches.

Bion’s Gen3Tech was designed to capture and stabilize these assets and produce renewable energy, fertilizer products, and clean water as part of the process of raising verifiably sustainable livestock. All steps and stages in the treatment process will be third-party verified, providing the basis for additional revenues, including renewable energy-related credits and, eventually, payment for ecosystem services, such as nutrient credits as described below. The same verified data will be used to substantiate the claims of a USDA-certified sustainable brand that will support premium pricing for the meat/ animal protein products that are produced in Bion facilities.

During the first half of 2022 Bion began marketing our sustainable beef to retailers, food service distributors and the meat industry in the U.S.  In general, the response has been favorable. During July 2022 Bion announced a letter of intent (“Ribbonwire LOI”) to develop its first large-scale commercial project, a 15,000-head sustainable beef cattle feeding operation together with the Ribbonwire Ranch, in Dalhart, Texas (with a provision to expand to 60,000 head) (“Dalhart Project”). The Dalhart Project will be developed to produce blockchain-verified, sustainable beef (with reduced the stress on cattle caused by extreme weather and temperatures and resulting higher feed/weight gain efficiency) while remediating the environmental impacts associated usually associated with cattle CAFOs. Bion’s patented technology will treat the waste stream and recover/refine valuable coproducts that include clean water, renewable natural gas (RNG), photovoltaic solar electricity, organic fertilizer and potentially other products. We anticipate converting the Ribbonwire LOI into a definitive joint venture agreement with Ribbonwire Ranch and creating distribution agreements with key retailers and food service distributors before the end of calendar year 2022.

Our business plan is focused on executing multiple agreements and letters of intent related to additional sustainable beef joint venture projects over the next twelve months while moving forward with the Initial Project (see below) and the Dalhart Project and pursuing other opportunities in the livestock industry enabled by our Gen3 Tech business model.  The Ribbonwire LOI announcement has generated significant interest within the livestock industry (among ranchers, feedlot operators, farmers and other AG industry parties). We believe that this interest, combined with consumer interest in ‘sustainable products’ and growing enthusiasm among some livestock industry parties for environmental/sustainable/regenerative practices, may provide Bion (and its partners/venturers) with an opportunity to move forward with a truly sustainable solution in this industry segment.

During the next six months, the Company intends to construct and begin operations of phase 1 of our Initial Project located near Fair Oaks, Indiana. Bion expects the Initial Project to provide data that illustrates the effectiveness of our Gen3Tech in a commercial setting by the end of the 2nd quarter in 2023 and supports development of the Dalhart Project during 2023.  We believe this data will also provide additional potential stakeholders (cattle producers, cattle feeders, packers, distributors, retailers and financial institutions) with the information they need to proceed with confidence in collaborating with Bion on multiple new projects (see below).

Bion is now focused primarily on: i) development/construction of the Initial Project, our initial commercial-scale Gen3Tech installation, ii) development/construction of the Dalhart Project, iii) developing applications and markets for its low carbon organic fertilizer products and its sustainable (conventional and organic) animal protein products, and iv) discussions regarding initiation and development of agreements and joint ventures (“JVs” as discussed below) (and related projects) based on the augmented capabilities of our Gen3Tech business platform (in the sustainable beef and other livestock segments), while (v) continuing to pursue business opportunities related to large retrofit projects (such as the Kreider poultry project JV described below) and vi) ongoing R&D activities.

HISTORY, BACKGROUND AND CURRENT ACTIVITIES

Since the Company’s inception, Bion has designed and developed advanced waste treatment systems for livestock. The first and second generations of Bion’s technology platform were biological systems, primarily focused on nutrient control. Over 30 of these systems were deployed at New York dairies, Florida food processing facilities and dairies, North Carolina hog farms, a Texas dairy and a Pennsylvania dairy (“Kreider 1 Project”). The systems were highly effective at their intended purpose: capturing nitrogen and phosphorus. They produced BionSoil as a byproduct, which was a remarkably effective soil amendment/ fertilizer product, but whose value was not enough to support a viable business model. As such, these early technology iterations were entirely dependent on either implementation of new regulations requiring waste treatment, or subsidy/ incentive programs that would provide ‘payment for ecosystem services’. By the mid-2010’s, it became apparent that neither of these options were imminent or even assured, so the Company initiated the steps to reimagine and redesign its technology.

From 2016 to 2021 fiscal years, the Company focused most of its activities and resources on developing, testing and demonstrating the third generation of its technology and technology platform (“Gen3Tech”) that was developed with an emphasis producing more valuable co-products from the waste treatment process, including renewable natural gas and ammonium bicarbonate, a low-carbon, organic ’pure’ nitrogen fertilizer product while raising sustainable livestock.

The $175 billion U.S. livestock industry is under intense scrutiny for its environmental and public health impacts – its ‘environmental sustainability’-- at the same time it is struggling with declining revenues and margins (derived in part from clinging to its historic practices and resulting limitations and impacts) which threaten its ‘economic sustainability’. Its failure to adequately respond to consumer concerns including food safety, environmental impacts, and inhumane treatment of animals have provided impetus for plant-based alternatives such as Beyond Meat and Impossible Burger (and many others) being marketed as “sustainable” alternatives for this growing consumer segment of the market.

The Company believes that its Gen3Tech, in addition to providing superior environmental remediation, creates opportunities for large scale production of i) verifiably sustainable-branded livestock products and ii) verifiably sustainable organic-branded livestock products, both of which will command premium pricing (in part due to ongoing monitoring and third-party verification of environmental performance which will provide meaningful assurances to both consumers and regulatory agencies). Each of these two distinct market segments (which the Company intends to pursue in parallel) presents a large production/marketing opportunity for Bion. Our Gen3Tech will also produce (as co-products) biogas, solar photovoltaic electricity in appropriate locations, and valuable low carbon organic fertilizer products, which can be utilized in the production of organic grains for use as feed for raising organic livestock (some of which may be utilized in the Company’s JV projects) and/or marketed to the growing organic fertilizer market.

During July 2022, the Company entered into a letter of intent with Ribbonwire Ranch (Dalhart, Texas) (“Ribbonwire LOI”) setting forth the parties’ intention to negotiate a joint venture agreement and enter into a joint venture to develop and operate an initial 15,000 head integrated, sustainable beef facility on RWR property (“Dalhart Project”) including:

a)	innovative cattle barns (with slatted floors to facilitate movement of manure to the anaerobic digester and potentially solar PV generation on the rooftops which barns will improve the living conditions of the animals while increasing feeding/weight gain efficiency,
b)	‘customized’ anaerobic digestion systems (including pretreatment to increase renewable natural gas (‘RNG’) production and an RNG cleaning system (which will include capture/recycling of the CO2) to allow pipeline sales and monetization of related environmental credits,

c)	a Bion GEN3 Tech module (which will utilize the recycled CO2 to increase ammonium bicarbonate recovery) for the production of ammonium bicarbonate fertilizer for use in organic crop production (plus residual organic solids and clean water),
d)	which will produce verifiably sustainable beef products with USDA certified branding.

The Dalhart Project will include expansion capability up to 60,000 head of cattle, in aggregate, located at/around/contiguous to the initial facilities on Ribbonwire property.

The opportunity presented by the Ribbonwire LOI to commercialize the Company’s Gen3Tech and business model matured more quickly than anticipated (reflecting strong industry and public momentum in favor of verifiably sustainable food ventures). As a result, we have shifted our plans to focus resources and make our initial 15,000 head operation in Dalhart, TX a reality as soon as possible.

To place the Ribbonwire LOI and the Dalhart Project in the context of Company’s business plan (and our prior public disclosure), if the contemplated venture moves forward on the timelines set forth in the Ribbonwire LOI, active development of the Dalhart Project will commence early in the second quarter of 2023.

Prior to such activity, the Company intends to construct and operate the initial phase of the previously announced Gen3 Tech demonstration project near Fair Oaks, Indiana (“Initial Project”): i) to validate our existing data and modeling at commercial scale and ii) to optimize the Bion 3G Tech module for finalization of design parameters and fabrication details of our planned 15,000 head commercial facilities (including the Dalhart Project). For the purposes of this initial phase, the Company, in order to accelerate the data acquisition phase, intends to utilize anaerobic digester effluent from the nearby/contiguous Fair Oaks dairy. Construction and related activities of this demonstration project have commenced with main module assembly on site targeted to commence during January 2023 (somewhat delayed due to supply chain constraints) followed by operations through the first half of 2023 to generate the required information. Thereafter, the Company will evaluate what, if any, additional facilities and testing will take place at that location.

The Company anticipates that it will negotiate additional letters of intent and enter into additional joint ventures related to the development of further commercial-scale sustainable beef projects over the next 6-18 months in addition to the Dalhart Project.

As previously disclosed, during late September 2021, Bion entered into a lease for the development site of the Initial Project, our initial commercial scale Gen3Tech project, which Initial Project will be located on approximately four (4) acres of leased land near Fair Oaks, Indiana, and a related agreement regarding disposal of certain manure effluent with the Curtis Creek Dairy unit of Fair Oaks Farms (“FOF”). Design and pre-development work commenced during August 2021 and preliminary surveying, site engineering and other work is now underway along with site-specific engineering and design work. The Initial Project was initially planned to be an environmentally sustainable beef cattle feeding facility, equipped with state-of-the-art housing and Bion’s 3G-Tech platform to provide waste treatment and resource recovery. Bion has designed the project to house and feed approximately 300 head of beef cattle. If all phases of the Initial Project are constructed, the facility will include Bion’s Gen3Tech platform including: i) covered barns (possibly including roof top solar photovoltaic generation), ii) anaerobic digestion for renewable energy recovery, iii) livestock waste treatment and resource recovery technology, iv) Bion’s ammonium bicarbonate recovery and crystallization technology and iv) data collection software to document system efficiencies and environmental benefits (with the Bion Gen3Tech facilities capable of treating the waste from approximately 1,500 head). The facility will be large enough to demonstrate engineering capabilities of Bion’s Gen3Tech at commercial scale, but small enough that it can be constructed and commissioned relatively quickly. Originally, construction and onsite assembly operations were targeted to commence sometime late in 2022, however, supply chain backlogs have delayed likely delivery dates for core modules of the Bion system to the site until sometime during January 2023. 3G1 has been moving forward with the development process of the Initial Project. See Note 3 “Property and Equipment” and Note 12 “Subsequent Events” (for activities since the start of the first quarter of the 2023 fiscal year).

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

Specifically, the Initial Project is being developed to provide and/or accomplish the following:

i.	Proof of Gen3Tech platform scalability

-	Document system efficiency and environmental benefits and enable final engineering modifications to optimize each unit process within the Bion Gen3technology platform.

-	Environmental benefits will include (without limitation) renewable energy production (natural gas recovery from AD and solar electric from integrated roof top photovoltaic generation); nutrient recovery and conversion to stable organic fertilizer; pathogen destruction; water recovery and reuse; air emission reductions.

ii.	Use Bion’s data collection system to support 3rd party verified system efficiency requirement to qualify for USDA Process-Verified-Program (PVP): certification of sustainable branded beef (and potentially pork) product metrics.

iii.	Produce sufficient ammonium bicarbonate nitrogen fertilizer (“AD Nitrogen”) for commercial testing by potential joint venture partners and/or purchasers and for university growth trials.

iv.	Produce sustainable beef products for initial test marketing efforts.

The Initial Project will be carried out in stages with phase one focused on portions of items i. and iii. set forth above.

Upon completing the primary goals of phase 1 of the Initial Project, (coupled with obtaining organic certifications(s) for our for our solid ammonium bicarbonate fertilizer product line), Bion expects to be ready to move forward with its plans for development of much larger facilities including the Dalhart Project. The Company anticipates that discussions and negotiations it has begun (together with additional opportunities that will be generated over the next 6-12 months) regarding potential JVs with strategic partners in the financial, livestock and food distribution industries to develop large scale projects will continue during the development/construction of the Initial Project with a 2023 goal of establishing multiple JV’s for large scale projects that will produce sustainable and/or sustainable-organic corn-fed beef. These products will be supported by a USDA PVP-certified sustainable brand that will, initially, highlight reductions in carbon and nutrient footprint, as well as pathogen reductions associated with foodborne illness and antibiotic resistance, along with the organic designation where appropriate. Bion has successfully navigated the USDA PVP application process previously, having received conditional approval of its 2G Tech platform (pending resubmission and final site audits), and is confident it will be successful in qualifying its Gen3Tech platform.

After the basic technology start-up milestones of the Initial Project (primarily optimization and steady-state operations of the core modules of our Gen3Tech platform) have been met, the core modules may be re-located to a subsequent more permanent location to be determined at a later date. The Company is in discussion with the University of Nebraska-Lincoln to jointly develop an integrated beef facility based on Bion’s Gen3 Tech and business model at its Klosterman Feedyard Innovation Center (“KFIC”) (or other mutually agreed upon location) which facility will include innovative barns, an anaerobic digester and a Bion Gen3Tech system to conduct ongoing research and development related thereto and the KFIC is a possible site for the long term re-location of the core modules. This venture, if it moves forward, is anticipated to include joint preparation of applications for grants and other funding from the USDA (‘climate smart’ program, rural development, etc.) and other sources. The Company is also considering re-locating the core module of the Initial Project to Dalhart, Texas, where it might be integrated into the first phases of the Dalhart Project.

The Company’s initial ammonium bicarbonate liquid product completed its Organic Materials Review Institute (“OMRI”) application and review process with approval during May 2020. Applications for our first solid ammonium bicarbonate product line have been filed with OMRI, the California Department of Food & Agriculture (“CDFA”) and the Iowa Organic Program (“IOP”) and are in the review processes (which is likely to require an extended period of time and multiple procedural steps, in part due to the novel nature of our Gen3Tech in the context of organic certifications). See “Organic Fertilizer Listing/Certification Process” below.

Additionally, the Company believes there will also be opportunities to proceed with selected ‘retrofit projects’ of existing facilities (see ‘Gen3Tech Kreider 2 Poultry Project’ below as an example) in the swine, dairy and poultry industries utilizing our Gen3 Tech.

Bion believes that substantial unmet demand currently exists– potentially very large – for ‘real’ meat/ dairy/ egg products that offer the verifiable/believable sustainability consumers seek, but with the taste and texture they have come to expect from American beef and pork, dairy and poultry. Numerous studies demonstrate the U.S. consumers’ preferences for sustainability. For example, 2019 NYU Stern’s Center for Sustainable Business study found that ‘products marketed as sustainable grew 5.6 times faster than those that were not…’ and that ‘…in more than 90 percent of consumer-packaged-goods (CPG) categories, sustainability-marketed products grew faster than their conventional counterparts.’ Sales growth of plant-based alternatives, including both dairy and more recently ground meat (Beyond Meat, Impossible Foods, etc.) have shown that a certain segment of consumers is choosing food marketed as ‘sustainable’ and are also willing to pay a premium for it. Numerous studies also support the consumers’ ‘willingness-to-pay’ (WTP) for sustainable choices, including a recent meta-analysis of 80 worldwide studies with results that calculate the overall WTP premium for sustainability is 29.5 percent on average.

As one of the largest contributors to some of the greatest air and water quality problems in America, it is clear that livestock waste cleanup, at scale, represents one of the greatest opportunities we have to reduce negative environmental impacts of the food supply chain on air and water quality. Bion’s Gen3Tech platform, along with its business model, enables the cleanup of the ‘dirtiest’ part of the food supply chain: animal protein production and creates the opportunity to produce and market verifiably sustainable organic and conventional ‘real meat’ products that can participate in the growth and premium pricing that appears to be readily available for the ‘right’ products.

Bion believes that at least a premium segment of the U.S. beef industry (and potentially other livestock industry groups) is at the doorstep of a transformative opportunity to address the growing demand for sustainable food product offerings, while pushing back against today’s anti-meat messaging. At $66 billion/year (2021 wholesale/farmgate value), the beef industry is a fragmented, commodity industry whose practices date back decades. In 1935 inflation-adjusted terms, beef is 63% more expensive today, while pork and chicken, which are now primarily raised in covered barns, at CAFOs with highly integrated supply chains, are 12% and 62% cheaper, respectively. In recent years, the beef industry has come under increasing fire from advocacy groups, regulatory agencies, institutional investors, and ultimately, their own consumers, over concerns that include climate change, water pollution, food safety, and the treatment of animals and workers.

Advocacy groups targeting livestock and the beef industry have recently been joined by competitors that produce animal protein alternatives in seeking to exploit the industry’s environmental and economic weaknesses. Their global anti-meat messaging has had a substantial chilling effect on the relationships the beef industry has with its institutional investors; retail distributors, such as fast-food restaurants; and mostly, its consumers. Led by the United Nations Food and Agriculture Organization, a coordinated anti-meat messaging campaign has targeted consumers worldwide, primarily focused on the industry’s impacts on climate change. Meat alternatives, especially plant-based protein producers like Beyond Meat and Impossible Foods, are being heavily promoted by themselves and the media, and initially enjoyed steady sales growth until sales began flattening over the past 12-18 months. A 2018 NielsenIQ Homescan survey last year found that 39% of Americans are actively trying to eat more plant-based foods. Some of the recent growth in plant-based proteins results from increasing lactose intolerance and other health concerns; however, most of that growth is attributed to consumers’ growing concerns for the environmental impacts of real meat and dairy. Several large US companies that have traditionally focused on livestock production, including Cargill, ADM, Perdue Foods, and Tyson, have recently entered the plant protein space. In terms of changing customer preferences, ‘saving the planet’ has proven to be a more compelling argument than the traditional animal activism/ welfare pitch. To date, the primary beef ‘industry response’ to this has been grass-fed beef, which is regarded as a generally more sustainable offering than grain-fed (largely without empirical evidence) plus a patina of initiatiatives invoking the vague term ‘regenerative’ agriculture. However grass-fed beef has had only limited acceptance in U.S. markets, because it is less flavorful and tougher than the traditional corn-fed beef consumers have grown to enjoy.

It should be noted that these plant-based protein producers are primarily expected to be able to serve the ground/ processed meat market, segment which represents only about 10 percent of the overall animal protein market. Further, there has recently been pushback to these plant-based products, focusing on their highly processed nature and unproven health benefits, scalability/ pricing, and their uncertain carbon footprint. There have also been several companies recently enter the cellular and 3D-printed meat arena. While facing myriad technical and economic challenges and further out on the development timeline, some people believe cellular agriculture (aka cultured, clean, lab-grown, cultivated) meat may have the potential to service a much larger percentage of the market than plant-based protein, including cuts like steaks, chops and roasts, but the likely cost and timeline for availability remain very uncertain at this point.

Each of these items supports Bion’s belief that there is a potentially very large opportunity to supply premium verifiably sustainable beef products that address these consumer concerns. We believe that the real meat/beef products that can be cost-effectively produced today using our Gen3Tech platform, both sustainable and/or sustainable organic, can provide an affordable product that satisfies the consumer’s desire for sustainability, while providing the superior taste and texture those consumers have grown to prefer.

Sustainable Beef

Bion’s goal is to be first to market with meaningfully verified sustainable beef products that can be produced at sufficient scale to service national market demand. The cattle produced at a Bion facility will have a substantially lower carbon footprint, dramatically reduced nutrient impacts to water and air, and an almost total pathogen kill in the waste stream. Further, the economics of producing these cattle (including the cost of the facility/technology upgrade) will be greatly enhanced by the revenue realized from the recovery of valuable resources, including renewable energy, high-value fertilizer products, and clean water.

A Bion sustainable beef facility (see diagram above) will be comprised of covered barns with slotted floors (allowing the waste to pass through) which will reduce ammonia volatilization and loss to the atmosphere, as well as odors, thereby improving animal health and human working conditions while preventing air/soil/water pollution. The manure will be collected and moved directly to customized anaerobic digestion facilities which will produce renewable natural gas (and re-cycle CO2 from the gas cleaning process). Covered barns will reduce weather impacts on the livestock and have been demonstrated to promote improved general health and weight gain in the cattle housed in them. The barns’ very large roof surface area will be utilized (in appropriate geographical locations) for the installation of photovoltaic solar generation systems to produce electricity for the facility, as well as export to the grid. The barn roofs will also be configured to capture rainwater, which, coupled with the water recovered from the treatment process, will reduce the projects’ reliance on current water supplies.

Waste treatment and resource recovery will be provided by Bion’s advanced Gen3Tech platform, which Bion believes offers the most comprehensive solution for livestock waste available today. In addition to direct environmental benefits, every pound of nitrogen that is captured, upcycled, and returned to the agricultural nitrogen cycle as high-quality fertilizer (vs lost to contaminate downstream waters), is also a pound of nitrogen that will not have to be produced as synthetic urea or anhydrous ammonia, with their tremendous carbon cost. System performance and environmental benefits will be monitored and verified through third parties, with USDA PVP certification of the sustainable brand that Bion also believes will be the most comprehensive available in the market.

Recently there have been efforts to establish sustainable brands (including USDA PVP certification) for a number of small-scale livestock producers (largely in the grass fed beef category). To date, the reach and extent of such efforts is limited and it is difficult to determine their effectiveness. Additionally, there have been public announcements of initiatives related to beef sustainability (largely focused on the ‘cow-calf’ segment of the livestock chain) in procurement by major beef processing companies, but a closer look finds that most consist largely of ‘green washing’ public proclamations in the wake of environmental and social criticism that re-package prior initiatives and lack any significant new substance.

At present, there is essentially no traceable and verifiable ‘sustainable beef’ available to the US market except for niche products. In response to consumer demand for transparency and sustainability, Bion expects the meat industry in general, and beef specifically, to evolve towards using new technologies to deliver these attributes in their products. While we anticipate a faster adoption of tracking, verification and sustainability technologies in other perishable food categories like produce and dairy due to their harvest and production techniques, meat industry leaders have also announced their willingness to move forward with initiatives in this area. Bion predicts that within approximately five years, consumers will be able to track and verify claims including sustainability on 25% (or more) of the products merchandised in the meat department. Bion believes that the retail market share of verifiably sustainable beef in the US will approach 7-10 % within three (3) years (end of 2025) and 25% in five (5) years (end of 2027) (approximately 2,000,000 cattle annually). If Bion can successfully execute on its sustainable beef business plan, facilities utilizing Bion’s Gen3Tech platform will provide one-third (1/3) or more of that of the premium market segment (and a higher portion of meat that is actually traceable and verifiably sustainable). Our goal is to have multiple sustainable beef projects under development (within 3-5 distinct JVs) by the end of 2023. Our first commercial project is likely to be the Dalhart Project but we anticipate commencing additional sustainable beef projects during 2023 as well. Our current target is to have at least three (3) facility modules (15,000 head per module)(“Modules”) in development/under construction during 2023 in three (3) different JVs with the initial barns being populated with livestock by fall/winter 2024-25. Further expansion in the number of distinct JVs is projected through 2025 aiming at 5-10 JVs in process --- each of which JVs will be pursuing development of multiple Modules with targets of 12-15 populated Modules by the end of 2025 (approximately 2%-3% of the US beef market) and 30-45 Modules constructed and populated by 2027-28 (approximately 6%-8% of the US beef market) with further expansion thereafter. Bion’s current goal is that its Gen3Tech platform will be utilized to produce 33% of the verifiable “sustainable beef” category at the end of the period (which will equal approximately 2 million cattle annually)(45 Modules).

There is no assurance that the Company will reach or approach the goals/targets set forth above. Reaching such goals/targets will require access to very large amounts of capital (equity and debt) as each module is projected to cost in excess of $50 million to construct and require mobilization of substantial personnel, technical resources and management skills. The Company does not possess either the financial or personnel resources required internally and will need to source such resources from outside itself.

During this period, the Company also anticipates having Gen3Tech projects underway in the pork/dairy/egg sectors of the US animal protein market.

Sustainable Organic Beef

Bion believes it has a unique opportunity to produce, at scale, affordable corn-fed organic beef that is also certified as sustainable. In addition to the sustainable practices described above, organic-sourced beef cows would be finished on organic corn, which would be produced using the ammonium bicarbonate fertilizer captured by the Gen3Tech platform. Bion believes its meat products will meet consumer demands with respect to sustainability and safety (organic) and provide the tenderness and taste American consumers have come to expect from premium conventional American beef. Such products are largely unavailable in the market today. We believe Bion’s unique ability to produce the fertilizer needed to grow a supply of relatively low-cost organic corn, and the resulting opportunity to produce organic beef, will dramatically differentiate us from potential competitors. This organic opportunity is dependent on successfully establishing Bion’s fertilizer products as acceptable for use in organic grain production.

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

The demonstrated willingness of consumers to purchase sustainable products (along with numerous research and marketing studies confirming consumers are seeking, and are willing to pay a premium for, sustainable products)---in combination with the threat to the livestock industry market (primarily beef and pork) posed by plant-based alternatives (heightened by pandemic conditions)--- has succeeded in focusing the large scale livestock industry on how to meet the plant-based market challenge by addressing the consumer sustainability issues. The consumer demand for sustainability appears to be a real and lasting trend, but consumers remain skeptical of generalized claims of ‘sustainability’. To date, a large portion of the industry responses to this trend have been at a superficial level or consist of ‘green washing’, a deceptive marketing practice where companies promote non-substantive initiatives. Real sustainability for the livestock industry will require implementation of advanced waste treatment technology at or near the CAFOs – where most of the negative environmental impacts take place.

Organic Fertilizer Listing/Certification Process

The Company has focused a large portion of its activities on developing, testing and demonstrating the 3rd generation of its technology and technology platform (“Gen3Tech”) with emphasis on increasing the efficiency of production of valuable co-products from the waste treatment process, including ammonia nitrogen in the form of low carbon and/or organically certified ammonium bicarbonate products. The Company’s initial ammonium bicarbonate liquid product completed its Organic Materials Review Institute (“OMRI”) application and review process with approval during May 2020.

Applications for our first solid form of concentrated ammonia, soluble nitrogen fertilizer product line have been filed with OMRI (filed during May 2021), the Iowa Organic Program (“IOP”)(filed during March 2022) and the California Department of Food & Agriculture (“CDFA”)(filed during May 2022) and are each in the review process. The review processes are requiring extended periods of time and multiple procedural steps with each entity in part due to the novel nature of Bion’s Gen3Tech and our solid ammonium bicarbonate product in the context of organic certifications. The OMRI application has proceeded through multiple stages of review and rebuttal/appeal without receiving a positive result to date. The Company anticipates has recently filed a new appeal to the most recent determinations. The Company’s CDFA has received initial comments regarding our solid ammonium bicarbonate product line and we anticipate providing CDFA with the requested updated information and clarifications during the next 60 days. The Company’s product line is novel in part due to the fact that there is not a formal listing category for a solid form of concentrated ammonia, soluble nitrogen fertilizers and there is no clear guidance at present from internal policy manuals on how to categorize this product and the process that produced it. There is also no clear guidance at present from either the NOP or the National Organic Standards Board (“NOSB”) (which is currently involved in a related review and recommendations process regarding ‘high nitrogen liquid fertilizers’ derived from ammonia from manure). The Company and its representatives, along with a number of other stakeholders, are involved in discussions regarding resolution of these matters at all three levels. The Company anticipates positive resolution of this matter with one or more listings/certifications of this product line well prior to operational dates for the Company’s initial large scale JV Gen3Tech projects.

Gen3 Tech Kreider 2 Poultry Project

Bion has done extensive pre-development work related to a waste treatment/renewable energy production facility to treat the waste from KF’s approximately 6+ million chickens (planned to expand to approximately 9-10 million) (and potentially other poultry operations and/or other waste streams) ('Kreider Renewable Energy Facility' or ‘Kreider 2 Project’). On May 5, 2016, the Company executed a stand-alone joint venture agreement (“JVA”) with Kreider Farms covering all matters related to development and operation of Kreider 2 system to treat the waste streams from Kreider’s poultry facilities in Bion PA2 LLC (“PA2”). During May 2011 the PADEP certified a smaller version of the Kreider 2 Project (utilizing our 2nd generation technology) under the old EPA’s Chesapeake Bay model. The Company anticipates that if and when new designs are finalized utilizing our Gen3 Tech, a larger Kreider 2 Project will be re-certified for a far larger number of credits (management’s current estimates are between 2-4 million (or more) nutrient reduction credits for treatment of the waste stream from Kreider’s poultry pursuant to the amended EPA Chesapeake Bay model and agreements between the EPA and PA). Note that this Project may also be expanded in the future to treat wastes from other local and regional CAFOs (poultry and/or dairy---including the Kreider Dairy) and/or additional Kreider poultry expansion (some of which may not qualify for nutrient reduction credits). The Company has commenced discussions with Kreider Farms regarding updating the JVA to reflect the capabilities of our Gen3 Tech platform and anticipates executing an amended (or new) JVA during the current fiscal year. The Company anticipates that if and when PA2 re-commences work on the Kreider 2 Project, it will submit a new application based on our Gen3Tech. Site specific design and engineering work for this facility have not commenced, and the Company does not yet have financing in place for the Kreider 2 Project. This opportunity is being pursued through PA2. If there are positive developments related to the market for nutrient reductions in Pennsylvania, of which there is no assurance, the Company intends to pursue development, design and construction of the Kreider 2 Project with a goal of achieving operational status for its initial modules during the following calendar year. The economics (potential revenues and profitability) of the Kreider 2 Project, despite its proposed use of Bion’s Gen3Tech for increased recovery of marketable by-products and sustainable branding, are based in material part the long-term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up. However, liquidity in the Pennsylvania nutrient credit market has not yet developed significant breadth and depth, which lack of liquidity has negatively impacted Bion’s business plans and will most likely delay PA2’s Kreider 2 Project and other proposed projects in Pennsylvania.

Bion believes that the Kreider 2 Project and/or subsequent Bion Projects in PA and the Chesapeake Bay Watershed will eventually generate revenue from the sale of: a) nutrient reductions (credits or in other form), b) renewable energy (and related credits), c) sales of fertilizer products, and/or d) potentially, in time, credits for the reduction of greenhouse gas emissions, plus e) license fees/premiums related to a ‘sustainable brand’. The Covid-19 pandemic has delayed legislative efforts needed to commence its development in Pennsylvania. However, the Company is currently engaged in dialogue with the regional EPA office and the Chesapeake Bay Program Office regarding the potential of the Company’s Gen3 Tech Kreider2 Project (and other potential projects) to enable Pennsylvania to move forward toward meeting its Chesapeake Bay clean-up goals. We believe that the potential market is very large, but it is not possible to predict the exact timing and/or magnitude of these potential markets at this time.

Technology Deployment: Bion Gen3Tech

Widespread deployment of waste treatment technology, and the sustainability it enables, is largely dependent upon generating sufficient additional revenues to offset the capital and operating costs associated with technology adoption. Bion’s Gen3Tech business platform has been developed to create opportunities for such augmented revenue streams, while providing third party verification of sustainability claims. The Gen3Tech platform has been designed to maximize the value of co-products produced during the waste treatment/recovery processes, including pipeline-quality renewable natural gas (biogas) and commercial fertilizer products approved for organic production. All processes will be verifiable by third parties (including regulatory authorities and certifying boards) to comply with environmental regulations and trading programs and meet the requirements for: a) renewable energy and carbon credits, b) organic certification of the fertilizer coproducts and c) USDA PVP certification of an ‘Environmentally Sustainable’ brand (see discussion below), and d) payment for verified ecosystem services. The Company’s first patent on its Gen3Tech was issued during 2018. In August 2020, the Company received a Notice of Allowance on its third patent which significantly expands the breadth and depth of the Company’s Gen3Tech coverage, and the Company has additional applications pending and/or planned.

Bion’s business model and technology platform can create the opportunity for joint ventures (in various contractual forms)(“JVs”) between the Company and large livestock/food/fertilizer industry participants based upon the supplemental cash flow generated by implementation of our Gen3Tech business model, which cash flows will support the costs of technology implementation (including servicing related debt). We anticipate this will result in substantial long term value for Bion. In the context of such JVs, we believe that the verifiable sustainable branding opportunities (conventional and organic) in meat will represent the single largest enhanced revenue contributor provided by Bion to the JVs (and Bion licensees). The Company believes that the largest portion of its business with be conducted through such JVs, but a material portion may involve licensing and or other approaches.

In parallel with technology development, Bion has worked (which work continues) to implement market-driven strategies designed to stimulate private-sector participation in the overall U.S. nutrient and carbon reduction strategy. These market-driven strategies can generate “payment for ecosystem services”, in which farmers or landowners are rewarded for managing their land and operations to provide environmental benefits that will generate additional revenues. Existing renewable energy credits for the production and use of biogas are an example of payment for ecosystem services. Another such strategy is nutrient trading (or water quality trading), which will potentially create markets (in Pennsylvania and other states) that will utilize taxpayer funding for the purchase of verified pollution reductions from agriculture (“nutrient credits”) by the state (or others) through competitively-bid procurement programs. Such credits can then be used as a ‘qualified offset’ by an individual state (or municipality) to meet its federal clean water mandates at significantly lower cost to the taxpayer. Market-driven strategies, including competitive procurement of verified credits, is supported by U.S. EPA, the Chesapeake Bay Commission, national livestock interests, and other key stakeholders. Legislation in Pennsylvania to establish the first such state competitive procurement program passed the Pennsylvania Senate by a bi-partisan majority during March 2019 but has not yet crossed the hurdles required for actual adoption. The Covid-19 pandemic and related financial/budgetary crises have slowed progress for this and other policy initiatives and, as a result, it is not currently possible to project the timeline for completion (or meaningful progress) of this and other similar initiatives (see discussion below).

The livestock industry and its markets are already changing. With our commercial-ready technology and business model, Bion believes it has a ‘first-mover advantage’ over others that will seek to exploit the opportunities that will arise from the industry’s inevitable transformation. Bion anticipates moving forward with the development process of its initial commercial installations utilizing its Gen3Tech, during the current 2023 fiscal year. We believe that Bion’s Gen3Tech platform and business model can provide a pathway to true economic and environmental sustainability with ‘win-win’ benefits for at least a premium sector of the livestock industry, the environment, and the consumer, an opportunity which the Company intends to pursue.

The Livestock Problem

The livestock industry is under tremendous pressure from regulatory agencies, a wide range of advocacy groups, institutional investors and the industry’s own consumers, to adopt sustainable practices. Environmental cleanup is inevitable and has already begun - and policies have already begun to change, as well. Bion’s Gen3Tech was developed for implementation on large scale livestock production facilities, where scale drives both lower treatment costs and efficient co-products production, as well as dramatic environmental improvements. We believe that scale, coupled with Bion’s verifiable treatment technology platform, will create a transformational opportunity to integrate clean production practices at (or close to) the point of production—the primary source of the industry’s environmental impacts. Bion intends to assist the forward-looking segment of the livestock industry to bring animal protein production in line with 21st Century consumer demands for meaningful sustainability.

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

Additionally, in arid climates, such as California, airborne ammonia emissions from livestock manure contribute to air pollution as a precursor to PM2.5 formation, small inhalable particulate matter that is a regulated air pollutant with significant public health risks. Whether airborne or dissolved in water, ammonia can only be cost-effectively controlled and treated at the source-- before it has a chance to escape into the environment where it becomes extremely expensive to ‘chase’, capture, and treat.

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

For decades the livestock industry has overlooked and/or socialized its environmental problems and costs. Today, the impacts of livestock production on public health and the environment can no longer be ignored and are coming under increasing scrutiny from environmental groups and health organizations, regulatory agencies and the courts, the media, consumers, and activist institutional investors. The result has been a significant and alarming loss of market share to plant-based protein and other alternative products. Bion’s Gen3Tech platform was designed to resolve these environmental issues and bring the industry in line with twenty-first century consumer expectations.

Going concern and management’s plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses of approximately $3,451,000 during the year ended June 30, 2021. The Company has net income of $8,292,000 for the year ended June 30, 2022. The net income for the year is largely due to a one-time, non-cash event of the dissolution of PA-1 for a gain of approximately $10,235,000 (Note 5). Additionally, the Company realized a one-time gain of $902,490 from the sale of the Company’s ‘biontech.com’ domain pursuant to a purchase agreement during the period (Note 9). There was an operating loss of approximately $2,550,000 for the year ended June 30, 2022. At June 30, 2022, the Company has working capital and a stockholders’ deficit of approximately $1,364,000 and $932,000, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management’s plans with regard to these conditions.

The Company continues to explore sources of additional financing (including potential agreements with strategic partners – both financial and ag-industry) to satisfy its current and future operating and capital expenditure requirements as it is not currently generating any significant revenues.

During the year ended June 30, 2021, the Company received gross proceeds of approximately $5,209,000, respectively, from the sale of its debt and equity securities.

During the year ended June 30, 2022, the Company received total proceeds of approximately $1,737,000 from the sale of its equity securities and paid approximately $19,000 in cash commissions.

During fiscal years 2022 and 2021, the Company has faced less difficulty in raising equity funding (but substantial equity dilution has gone along with the larger amounts of equity financing during the periods) than was experienced in the prior 3 years except that during the first three months of the current fiscal year, the Company has raised equity funds at a rate materially lower than the average rate during fiscal years 2021 and 2022. The Company anticipates substantial increases in demands for capital and operating expenditures as it moves toward commercial implementation of its 3G Tech and development of JVs (including costs associated with additions of personnel to carry out the business activities of the Company) and, therefore, is likely to continue to face, significant cash flow management challenges due to limited capital resources and working capital constraints which have only recently begun to be alleviated. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees and consultants have been deferring (and continue to defer) portions of their cash compensation and/or are accepting compensation in part in the form of securities of the Company and/or converting portions of their compensation and deferred compensation to securities of the Company (Notes 5 and 7) and members of the Company’s senior management have made loans to the Company from time to time. During the year ended June 30, 2018, senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000. Additionally, the Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again during the year ended June 30, 2018. The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company’s efforts to develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company is able to continue its recent relative success in its efforts to raise needed funds during the remainder of the current fiscal year (and subsequent periods), of which there is no assurance, management will not need to consider deeper cuts (including additional personnel cuts) and curtailment of ongoing activities including research and development activities.

The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects (including the Initial Project, JV Projects (including the Dalhart Project), Integrated Projects and the Kreider 2 facility) and CAFO Retrofit waste remediation systems. The Company anticipates that it will seek to raise from $20,000,000 to $80,000,000 or more debt and/or equity through joint ventures, strategic partnerships and/or sale of its equity securities (common, preferred and/or hybrid) and/or debt (including convertible) securities, and/or through use of ‘rights’ and/or warrants (new and/or existing) and or through other means during the next twelve months. However, as discussed above, there is no assurance, especially in light of the difficulties the Company has experienced in many recent years and the extremely unsettled capital markets that presently exist for small companies like us, that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business and Projects.

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

Covid-19 pandemic related matters:

The Company faces risks and uncertainties and factors beyond our control that are magnified during the current Covid-19 pandemic and the unique economic, financial, governmental and health-related conditions in which the Company, the country and the entire world now reside. To date the Company has experienced direct impacts in various areas including but without limitation: i) government ordered shutdowns which have slowed the Company’s research and development projects and other initiatives, ii) shifted focus of state and federal governments which is likely to negatively impact the Company’s legislative initiatives in Pennsylvania and Washington D. C., iii) strains and uncertainties in both the equity and debt markets which have made discussion and planning of funding of the Company and its initiatives and projects with investment bankers, banks and potential strategic partners more tenuous, iv) strains and uncertainties in the agricultural sector and markets have made discussion and planning more difficult as future industry conditions are now more difficult to assess and predict, v) constraints due to problems experienced in the global industrial supply chain since the onset of the Covid-19 pandemic, which have delayed certain research and development testing and have delayed and/or increased the cost of construction of the Company’s initial 3G Tech installation as equipment/services remain difficult to acquire in a timely manner, vi) due to the age and health of our core management team, many of whom are age 70 or older and have had one or more existing health issues (including brief periods of Covid-19 infection), the Covid-19 pandemic places the Company at greater risk than was previously the case (to a higher degree than would be the case if the Company had a larger, deeper and/or younger core management team), and vii) there almost certainly will be other unanticipated consequences for the Company as a result of the current pandemic emergency and its aftermath.

2.       SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bion Integrated Projects Group, Inc., Bion Technologies, Inc., BionSoil, Inc., Bion Services, Bion PA2 LLC and Bion 3G-1 LLC (“3G1”); and its 58.9% owned subsidiary, Centerpoint Corporation (“Centerpoint”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Bion PA1 LLC was dissolved on December 29, 2021 (See Note 5). Its operating losses are included in the consolidation through December 29, 2021.

Cash and cash equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents. As of June 30, 2022 and 2021 there are no cash equivalents.

Property and equipment:

Property and equipment are stated at cost and are depreciated, when placed into service, using the straight-line method over the estimated useful lives of the related assets, generally three to twenty years. The Company capitalizes all direct costs and all indirect incrementally identifiable costs related to the design and construction of its Projects such as consulting fees, internal salaries, benefits and interest. The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized based on the amount by which the carrying value of the assets or asset group exceeds its estimated fair value, and is recognized as a loss from operations.

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

Derivative Financial Instruments:

Pursuant to ASC Topic 815 “Derivatives and Hedging” (“Topic 815”), the Company reviews all financial instruments for the existence of features which may require fair value accounting and a related mark-to-market adjustment at each reporting period end. Once determined, the Company assesses these instruments as derivative liabilities. The fair value of these instruments is adjusted to reflect the fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. As of June 30, 2022 and 2021, there are no derivative financial instruments.

Options:

The Company has issued options to employees and consultants under the 2006 Plan to purchase common shares of the Company. Options are valued on the grant date using the Black-Scholes option-pricing model. The expected volatility is based on the historical price volatility of the Company’s common stock. The dividend yield represents the Company’s anticipated cash dividend on common stock over the expected term of the stock options. The U.S. Treasury bill rate for the expected term of the stock options was utilized to determine the risk-free interest rate. The expected term of stock options represents the period of time the stock options granted are expected to be outstanding based upon management’s estimates.

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

For leases with a term exceeding 12 months, a lease liability is recorded on the Company’s consolidated balance sheets at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term. A corresponding right-of-use (“ROU”) asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. The Company's incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease.

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

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2022, there were no penalties or accrued interest amounts associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended June 30, 2022 and 2021.

Income (loss) per share:

Basic income (loss) per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the income (loss) per share or increase the earnings per share. During the years ended June 30, 2022 and 2021, the basic and diluted income (loss) per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants and options (as if exercised) and convertible securities (as if converted) that have been excluded from the calculation of basic income (loss) per share:

	June 30, 2022	June 30, 2021
Warrants	20,778,635	21,931,903
Options	11,201,600	10,471,600
Convertible debt	10,686,065	10,183,558
Convertible preferred stock	—	20,000

The following is a reconciliation of the denominators of the basic and diluted income (loss) per share computations for the years ended June 30, 2022 and 2021:

	Year Ended June 30, 2022	Year Ended June 30, 2021
Shares issued – beginning of period	41,315,986	31,409,005
Shares held by subsidiaries (Note 7)	(704,309)	(704,309)
Shares outstanding – beginning of period	40,611,677	30,704,696
Weighted average shares issued during the period	1,350,625	2,364,136
Basic and diluted weighted average shares – end of period	41,962,302	33,068,832

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

3.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	June 30, 2022	June 30, 2021
Machinery and equipment	$—	$2,222,670
Buildings and structures	—	401,470
Computers and office equipment	13,598	171,485
3G project construction in process	2,892,222	—
Property and equipment, gross	2,905,820	2,795,625
Less accumulated depreciation	(10,262)	(2,795,084)
Property and equipment, net	$2,895,558	$541

The 3G project began in July of 2021, with a lease signed on land October 1, 2021 (Note 9). Once the lease commenced the Company moved into construction phase. The balance for 3G construction in process includes $32,000 for capitalized interest and $135,648 in non-cash compensation as of June 30, 2022.

Management has reviewed the remaining property and equipment for impairment as of June 30, 2022 and believes that no impairment exists.

Depreciation expense was $1,161 and $827 for the years ended June 30, 2022 and 2021, respectively.

4.       DEFERRED COMPENSATION:

The Company owes deferred compensation to various employees, former employees and consultants totaling $594,798 and $479,208 as of June 30, 2022 and 2021, respectively. Included in the deferred compensation balances as of June 30, 2022, are $437,508 and $10,000 owed Dominic Bassani (“Bassani”), the Company’s Chief Operating Officer (who was Chief Executive Officer until through April 30, 2022), and Mark A. Smith (“Smith”), the Company’s President, respectively, pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, accrues interest at 4% per annum and can be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month. The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month. The deferred compensation owed Bassani and Smith as of June 30, 2021 was $399,971 and nil, respectively. The Company also owes various consultants and an employee, pursuant to various agreements, for deferred compensation of $74,790 and $6,738 as of June 30, 2022 and 2021, respectively, with similar conversion terms as those described above for Bassani and Smith, with the exception that the interest accrues at 3% per annum. The Company also owes a former employee $72,500, which is not convertible and is non-interest bearing.

Bassani and Smith have each been granted the right to convert up to $300,000 of deferred compensation balances at a price of $0.75 per share until December 31, 2022 (which date has subsequently been extended to June 30, 2024) to be issued pursuant to the 2006 Plan). Smith also has the right to convert all or part of his deferred compensation balance into the Company’s securities (to be issued pursuant to the 2006 Plan) “at market” and/or on the same terms as the Company is selling or has sold its securities in its then current (or most recent if there is no current) private placement. Smith also received the right to transfer future deferred compensation to his 2020 Convertible Obligation at his election.

During the year ended June 30, 2022, Smith elected to convert $90,000 of deferred compensation into the 2020 Convertible Note.

The Company recorded interest expense of $16,390 ($15,537 with related parties) and $25,838 ($12,249 with related parties) for the years ended June 30, 2022 and 2021, respectively, related to deferred compensation.

5.       LOANS PAYABLE:

Pennvest Loan and Bion PA1 LLC (“PA1”) Dissolution

PA1, the Company’s wholly-owned subsidiary, was dissolved on December 29, 2021 on which date it owed approximately $10,010,000 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System including accrued interest and late charges totaling $2,255,802 as of that date. Through the date of the dissolution, PA1 was a wholly-owned subsidiary of the Company and its assets and liabilities were included on the Company’s consolidated balance sheets. At September 30, 2021, PA1’s total assets were $297 and its total liabilities were $10,154,334 (including the Pennvest Loan in the aggregate amount of $9,939,148, accounts payable of $214,235 and accrued liabilities of $950) which sums were included in the Company’s consolidated balance sheets in its Form 10-Q for the quarter ended September 30, 2021. Subsequent to the dissolution of PA1, its assets and liabilities are no longer consolidated and included in the Company’s balance sheets. As of December 29, 2021, PA1’s total assets were nil and its total liabilities were $10,234,501 (including the Pennvest Loan in the aggregate amount of $10,009,802, accounts payable of $212,263 and accrued liabilities of $12,436. The net amount of $10,234,501 was recognized as a gain on the legal dissolution of a subsidiary in other (income) expense.

As background, the terms of the Pennvest Loan provided for funding of up to $7,754,000 which was to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal. The Pennvest Loan accrued interest at 2.547% per annum for years 1 through 5 and 3.184% per annum for years 6 through maturity. The Pennvest Loan required minimum annual principal payments of approximately $5,886,000 in fiscal years 2013 through 2021, and $846,000 in fiscal year 2022, $873,000 in fiscal year 2023 and $149,000 in fiscal year 2024. The Pennvest Loan was collateralized by PA1’s Kreider 1 System and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest was entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined. The Company has incurred interest expense related to the Pennvest Loan of $123,444 and $246,887 for the years ended June 30, 2022 and 2021, respectively. Based on the limited development of the depth and breadth of the Pennsylvania nutrient reduction credit market, PA1 commenced discussions and negotiations with Pennvest related to forbearance and/or re-structuring the obligations under the Pennvest Loan during 2013. In the context of such negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the PA1 did not make any principal payments, which were to begin in fiscal 2013, and, therefore, the Company classified the Pennvest Loan as a current liability through the dissolution of PA1 on December 29, 2021.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan has been solely an obligation of PA1 since that date. Note, however, the Company’s consolidated balance sheets as of June 30, 2021 reflects the Pennvest Loan as a liability of $9,868,495 despite the fact that the obligation (if any) was solely an obligation of PA1.

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

PA1 and Pennvest agreed to have the equipment sold by a third party auctioneer who  arranged for the sale of its property and delivery of all proceeds (net of commissions and customary costs of sale) to Pennvest. The auction took place during the period between May 13-18, 2022. The Company’s personnel assisted PA1 with this process as needed at no cost to PA1. The net sum of $104,725 was realized from the asset sale, which sum was delivered to Pennvest on June 15, 2022. Pursuant to agreement with Pennvest, the remaining unsold assets will be transferred to Kreider Farms during the next quarter in order to complete the winding up of the Kreider 1 project.

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

PA1 has made no payments to vendors or other creditors in connection with the dissolution other than the payment to Pennvest described above. No distributions or payments of any kind have ever been made to the Company, the sole member of PA1 since inception and no payment will be made to the Company or any affiliate in connection with the dissolution.

For more information regarding the history and background of the Pennvest Loan and PA1, please review our Form’s 10-K for the years from 2008 through 2021 including the Notes to the Financial Statements included therein.

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

As of June 30, 2022, the 2020 Convertible Obligation balances, including accrued interest, owed Bassani Family Trusts (and his donees), Smith and Edward Schafer (“Schafer”), a director of the Company, were $2,597,329, $1,328,040 and $499,274, respectively. As of June 30, 2021, the 2020 Convertible Obligation balances, including accrued interest, owed Bassani Family Trusts, Smith and Schafer were $2,502,880, $1,186,926 and $481,119, respectively.

During the year ended June 30, 2022, Smith elected to add $90,000 of his salary to his 2020 Convertible Obligations.

The Company recorded interest expense of $131,718 and $175,794 for the years ended June 30, 2022 and 2021, respectively. The Company capitalized $32,000 and nil related to the 3G project for the years ended June 30, 2022 and 2021, respectively.

September 2015 Convertible Notes

During the year ended June 30, 2016, the Company entered into September 2015 Convertible Notes with Bassani (now owned by Bassani Family Trusts), Schafer and a Shareholder which replaced previously issued promissory notes. The September 2015 Convertible Notes bear interest at 4% per annum, have maturity dates of July 1, 2024, and may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.60 per share. As the conversion price of $0.60 approximated the fair value of the common shares at the date of the September 2015 Convertible Notes, no beneficial conversion feature exists.

The balances of the September 2015 Convertible Notes as of June 30, 2022, including accrued interest owed Bassani Family Trusts, Schafer and Shareholder, are $279,366, $20,845 and $445,756, respectively. The balances of the September 2015 Convertible Notes as of June 30, 2021, including accrued interest, were $171,343, $20,190 and $430,639, respectively.

During the year ended June 30, 2022, Bassani elected to transfer $100,000 from deferred compensation to the 2015 convertible note.

The Company recorded interest expense of $23,796 and $21,462 for the years ended June 30, 2022 and 2021, respectively, on the September 2015 Convertible Notes.

7.       STOCKHOLDERS' EQUITY:

Series B Preferred stock:

Since July 1, 2014, the Company had 200 shares of Series B redeemable convertible Preferred stock outstanding with a par value of $0.01 per share, convertible at the option of the holder at $2.00 per share, with dividends accrued and payable at 2.5% per quarter. The Series B Preferred stock is mandatorily redeemable at $100 per share by the Company three years after issuance and accordingly was classified as a liability. The 200 shares had reached their redemption date and the Company approved the redemption of the Series B preferred stock during the year ended June 30, 2022. 200 shares of Series B redeemable convertible Preferred stock were redeemed for $41,000, which included the $21,000 in accrued dividend payable.

In April 2023, the Company amended the number of preferred stock shares from 50,000 to 10,000,000, having a $0.01 par value per share.

During the years ended June 30, 2022, and 2021, the Company declared dividends of $1,000 and $2,000 respectively. The dividends are classified as a component of operations as the Series B Preferred stock is presented as a liability in these financial statements.

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

During April 2022, the Company amended the number of common stock shares from 100,000,000 to 250,000,000.

Centerpoint holds 704,309 shares of the Company’s common stock. These shares of the Company’s common stock held by Centerpoint are for the benefit of its shareholders without any beneficial interest.

During the year ended June 30, 2022, Smith elected to convert accounts payable (based on his unreimbursed expenses) of $17,711 into 35,424 units at $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until December 31, 2024.

During the year ended June 30, 2022, 2,315,550 warrants were exercised to purchase 2,315,550 shares of the Company’s common stock at $0.75 per share for total proceeds of $1,736,662.

During the year ended June 30, 2022, the Company issued 66,860 shares of the Company’s common stock to three brokers as commissions for the warrant exercises. As the issuance was both a reduction and addition to additional paid in capital there was no impact to the financial statements. The Company also paid a broker $18,601 in commissions for the warrant exercises.

During the year ended June 30, 2022, the Company issued 25,000 shares of the Company’s common stock to a marketing firm for services provided.

During the year ended June 30, 2021, the Company entered into subscription agreements, under three different offerings, to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2021, and pursuant thereto, the Company issued 3,720,000 units for total proceeds of $1,860,000, net proceeds of $1,699,000 after commissions of $161,000. The Company allocated the proceeds from the 3,720,000 shares and the 3,720,000 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be$0.05 per warrant. As a result, $114,148 was allocated to the warrants and $1,745,852 was allocated to the shares, and both were recorded as additional paid in capital.

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

Warrants:

As of June 30, 2022, the Company had approximately 20.8 million warrants outstanding, with exercise prices from $0.60 to $1.50 and expiring on various dates through April 31, 2026.

The weighted-average exercise price for the outstanding warrants is $0.75, and the weighted-average remaining contractual life as of June 30, 2022 is 2.6 years.

During the year ended June 30, 2022, Smith elected to convert accounts payable (for unreimbursed expenses) of $17,711 into 35,424 units at $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until December 31, 2024.

During the year ended June 30, 2022, the Company approved the issuance of 75,000 warrants for two consultants for consulting services of $7,500. The warrants are exercisable at $1.50 and expire in November 2026.

During the year ended June 30, 2022, the Company approved the modification of existing warrants held by one former consultant and four investors, which extended certain expiration dates. The modifications resulted in incremental non-cash compensation of $5,624 and interest expenses of $2,713.

During the year ended June 30, 2022, 2,315,550 warrants were exercised to purchase 2,315,550 shares of the Company’s common stock at $0.75 per share for total proceeds of $1,736,662.

During the year ended June 30, 2022, the Company issued 66,860 shares of the Company’s common stock to three brokers as commissions for the warrant exercises. As the issuance was both a reduction and addition to additional paid in capital there was no impact to the financial statements. The company also paid a broker $18,601 in commissions for the warrant exercises.

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

Stock options:

On April 7, 2022 the Company’s shareholders approved the Bion Environmental Technologies, Inc. 2021 Equity Incentive Award Plan (the “Equity Plan”). The Equity Plan provides for the issuance of options (and/or other securities) to purchase up to 30,000,000 shares of the Company’s common stock. The Equity Plan was adopted and ratified by Board of Directors on April 8, 2022. Terms of exercise and expiration of options/securities granted under the Equity Plan may be established at the discretion of the Board of Directors, but no option may be exercisable for more than ten years. No grants have been made pursuant to the Equity Plan as of the date of this report.

The Company’s 2006 Consolidated Incentive Plan, as amended during the year ended June 30, 2021 (the “2006 Plan”), provides for the issuance of options (and/or other securities) to purchase up to 36,000,000 shares of the Company’s common stock. Terms of exercise and expiration of options/securities granted under the 2006 Plan may be established at the discretion of the Board of Directors, but no option may be exercisable for more than ten years. The 2006 Plan will be maintained to service grants already made thereunder (together with new grants, if any, to employees and consultants who already has received grants pursuant to its terms,

On February 11, 2022, the Company granted 10,000 options under the 2006 Plan to one consultant.

On April 29, 2022, the Company granted an aggregate of 720,000 options under the 2006 Plan to seven employees/consultants/directors including: i) 50,000 options each to Schafer and Northrop for service as directors, ii) 200,000 options to Bassani (now COO of the Company and formerly CEO) and iii) 200,000 options to Smith, the Company’s President, which new option grants are included in the presentation below.

The Company recorded compensation expense related to employee stock options of $419,370 and $1,107,700 for the years ended June 30, 2022 and 2021, respectively. The Company granted 730,000 and 960,000 fully vested options during the years ended June 30, 2022 and 2021, respectively.

The fair value of the options granted during the years ended June 30, 2022 and 2021 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Weighted Average, June 30, 2022	Range, June 30, 2022	Weighted Average, June 30, 2021	Range, June 30, 2021
Volatility	65%	65% -69%	65%	58%-65%
Dividend yield	—	—	—	—
Risk-free interest rate	2.99%	1.71% – 3.01%	0.79%	0.47%-0.82%
Expected term (years)	3.71	3.04 to 3.72	5.8	5.0 to 5.9

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

A summary of option activity under the 2006 Plan for the years ended June 30, 2022 and 2021 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2020	9,511,600	$.74	4.5	$—
Granted	960,000	1.10
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2021	10,471,600	$0.77	3.7	$6,064,335
Granted	730,000	1.00	3.7	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2022	11,201,600	$0.80	2.7	$4,429,263

The following table presents information relating to nonvested stock options as of June 30, 2022:

	Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2021	—	$—
Granted	730,000	.574
Vested	(730,000)	(.574)
Nonvested at June 30, 2022	—	$—

The total fair value of stock options that vested during the years ended June 30, 2022 and 2021 was $419,370 and $1,017,700, respectively. As of June 30, 2022, the Company had no unrecognized compensation cost related to stock options.

Stock-based employee compensation charges in operating expenses in the Company’s consolidated financial statements for the years ended June 30, 2022 and 2021 are as follows:

	Year ended June 30, 2022	Year ended June 30, 2021
General and administrative:
Change in fair value from modification of option terms	$—	$8,775
Change in fair value from modification of warrant terms	8,337	25,506
Fair value of stock options expensed	261,258	816,050
Total	$269,595	$850,331

Research and development:
Fair value of stock options expensed	$22,464	$201,650
Total	$22,464	$201,650

The Company capitalized $135,648 and nil in non-cash compensation related to the 3G project in June 30, 2022 and 2021, respectively.

8.       SUBSCRIPTION RECEIVABLE - AFFILIATES:

As of June 30, 2022, the Company has three interest bearing, secured promissory notes with an aggregate principal amount of $428,250 ($504,650, including interest) from Bassani which were received as consideration for purchases of warrants to purchase 5,565,000 shares, in aggregate, of the Company’s restricted common stock, which warrants have an exercise price of $0.75 and have expiry dates ranging from December 31, 2024 to December 31, 2025. The promissory notes bear interest at 4% per annum and are secured by portions of Bassani Family Trust’s 2020 Convertible Obligation and Bassani Family Trust’s September 2015 Convertible Notes. The secured promissory notes are payable July 1, 2024.

As of June 30, 2022, the Company has an interest bearing, secured promissory note for $30,000 ($34,688 including interest) from Smith as consideration to purchase warrants to purchase 300,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of December 31, 2024. The warrants have a 75% exercise bonus and the promissory note bears interest at 4% per annum, and is secured by $30,000 ($35,011, including interest) of Smith’s 2020 Convertible Obligations. The secured promissory note is payable on July 1, 2024.

As of June 30, 2022 the Company has two interest bearing, secured promissory notes with an aggregate principal amount of $46,400 ($55,009 including interest) from two former employees as consideration to purchase warrants to purchase 928,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.75 and have expiry dates of December 31, 2024. These warrants have a 90% exercise bonus. The promissory notes bear interest at 4% per annum, are secured by a perfected security interest in the warrants, and are payable on July 1, 2024.

9.       COMMITMENTS AND CONTINGENCIES:

Employment and consulting agreements:

Smith has held the positions of Director, Executive Chairman, President and General Counsel of Company and its subsidiaries under various agreements (and extensions) and terms since March 2003. On October 10, 2016, the Company approved a month to month contract extension with Smith which includes provisions for i) a monthly salary of $18,000 until the Board of Directors re-instates cash payments to all employees and consultants who are deferring compensation, ii) the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, until December 31, 2022)(check with Kathy whether this was extended), and iii) the right to convert his deferred compensation in whole or in part, at his sole election, at any time in any amount at “market” or into securities sold in the Company’s current/most recent private offering at the price of such offering to third parties. Smith agreed effective July 29, 2018 to continue to serve the Company under the same basic terms on a month-to-month basis. On May 1, 2022 Smith’s compensation was increased to $25,000 per month of which $5,000 a month is deferred. For the years ended June 30, 2022 and 2021, Smith was paid $130,000 and $139,460, respectively, of cash compensation.

Since March 31, 2005, the Company has had various agreements with Brightcap and/or Bassani (now the Company’s Chief Operating Officer (‘COO’) and formerly the Company’s Chief Executive Officer (‘CEO’), through which the services of Bassani are provided (any reference to Brightcap or Bassani for all purposes are the same individual). The Board appointed Bassani as the Company's CEO effective May 13, 2011. On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017, (with the Company having an option to extend the term an additional six months.) Pursuant to the Extension Agreement, Bassani continued to defer his cash compensation ($31,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation. During October 2016 Bassani was granted the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share, until March 15, 2018 (which was expanded on April 27, 2017 to the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, and subsequently extended until December 31, 2022 (which date has subsequently been extended to June 30, 2024). During February 2018, the Company agreed to the material terms for a binding two-year extension agreement for Bassani’s services as CEO. Bassani’s salary remained $31,000 per month, which will continue to be accrued in part until there is adequate cash available. Additionally, the Company has agreed to pay him $2,000 per month to be applied to life insurance premiums (which sums have been accrued as liabilities). On August 1, 2018, in the context of extending his agreement to provide services to the Company on a full-time basis through December 31, 2022) plus 2 years after that on a part-time basis, the Company received an interest bearing secured promissory note for $300,000 from Bassani as consideration to purchase warrants to purchase 3,000,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of June 30, 2025. The promissory note is secured by a portion of Bassani’s 2020 Convertible Obligations and as of June 30, 2022, the principal and accrued interest was $348,643. For the years ended June 30, 2022 and 2021, Brightcap was paid $250,000 and $155,000, respectively, of cash compensation earned during the period.

William O’Neill (“O’Neill”) has been hired as the Company’s Chief Executive Officer (“CEO”) effective May 1, 2022.  O’Neill had previously been working with the Company as a consultant and had been employed by the Company as its CEO during 2010-2011. Bassani, CEO of the Company since 2011, has assumed the position of COO while retaining existing operational management responsibilities and working with O’Neill on ‘commercialization’ of the Company’s technology and work related to JVs (and other transactions) based on the Company’s GEN3 Technology and related matters. Bassani’s compensation arrangements with the Company have not been altered in the context of the change of positions. The Company and O’Neill have entered into a thirty-seven (37) month employment agreement (subject to Board renewal for the final two (2) years during the 13th month) with compensation of $25,000 cash and $10,000 deferred compensation per month. An entity affiliated with O’Neill was issued 1,000,000 Incentive Warrants exercisable at $1.00 per share until April 30, 2026 of which up to 700,000 Incentive Warrants may be cancelled if O’Neill is not renewed at 13 months and/or fails to serve the entire contract term thereafter. These warrants each have a 75% exercise bonus if the terms set forth therein are met.

Execution/exercise bonuses:

As part of agreements the Company entered into with Bassani and Smith effective May 15, 2013, they were each granted the following: a) a 50% execution/exercise bonus which shall be applied upon the effective date of the notice of intent to exercise (for options and warrants) or issuance event, as applicable, of any currently outstanding and/or subsequently acquired options, warrants and/or contingent stock bonuses owned by each (and/or their donees) as follows: i) in the case of exercise by payment of cash, the bonus shall take the form of reduction of the exercise price; ii) in the case of cashless exercise, the bonus shall be applied to reduce the exercise price prior to the cashless exercise calculations; and iii) with regard to contingent stock bonuses, issuance shall be triggered upon the Company’s common stock reaching a closing price equal to 50% of currently specified price; and b) the right to extend the exercise period of all or part of the applicable options and warrants for up to five years (one year at a time) by annual payments of $.05 per option or warrant to the Company on or before a date during the three months prior to expiration of the exercise period at least three business days before the end of the expiration period. Effective January 1, 2016 such annual payments to extend warrant exercise periods have been reduced to $.01 per option or warrant. These exercise bonuses were subsequently increased to 75%.

During the year ended June 30, 2021, the Company added a 75% execution/exercise bonus to the terms of 3,000,000 warrants held by a trust owned by Bassani.

As of June 30, 2022, the execution/exercise bonuses ranging from 50-90% were applicable to 17,778,213 of the Company’s outstanding options and 17,778,213 of the Company’s outstanding warrants.

Effective May 1, 2022, an entity affiliated with O’Neill was issued 1,000,000 Incentive Warrants exercisable at $1.00 per share until April 30, 2026 of which up to 700,000 Incentive Warrants may be cancelled if O’Neill is not renewed at 13 months and/or fails to serve the entire contract term thereafter. These warrants each have a 75% exercise bonus if the terms set forth therein are met.

Purchase Order Agreement:

On January 28, 2022 Bion Environmental Technologies, Inc. (‘Bion’), on behalf of Bion 3G1 LLC (‘3G1’), a wholly-owned subsidiary, entered into a Purchase Order Agreement with Buflovak and Hebeler Process Solutions (collectively ‘Buflovak’) in the amount of $2,665,500 (and made the initial 25% payment ($666,375)) for the core of the ‘Bion System’ portion (without the crystallization  modules which will be ordered and fabricated pursuant to subsequent agreements) of the previously announced 3G Tech Initial Project. This Purchase Order encompasses the core of Bion’s 3G Technology. On March 21, 2022 the Company received progress notice re: completion of certain work in process and an invoice from Buflovak for the next 25% payment ($666,375).  On June 6, 2022 the Company received progress notice re: completion of certain work in process and an invoice from Buflovak for the next 25% payment ($666,375) which was paid on July 5, 2022 bringing the aggregate payments to $1,996,125 as of the date of this report. Buflovak has worked with the Company on design and testing of its 3G Tech over several years. The basic design for the Initial Project’s Bion System is complete and procurement/fabrication has now been initiated.  3G1 is working in concert with Integrated Engineering Services, the primary site engineering firm for the facility, on the integration of all project components/modules at the Initial Project site. Additional agreements have been entered into various professional services providers (engineers, surveyors, etc.) for work related to the Initial Project.

Litigation:

A: Website: Domain Sale/Resolved Litigation/Hacking/Theft

 On March 23, 2022 the Company entered into an agreement to sell domain name <biontech.com> and other related assets to BioNTech SE (“BNTX”) for the sum of $950,000 (before expenses related to the transaction) which sale was closed/completed on April 2, 2022 with a one-time gain of $902,490. The Company has been using www.bionenviro.com as its primary website (and domain) since July 2021 due to the events described below. The Company has not been using biontech.com as its primary website since July 2021 so domain name <biontech.com> no longer represented a core asset of the Company.

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

No shareholder, sensitive or confidential information was available to be breached which has limited damages from the hack/theft to date. However, the Company’s email operations werebeen subject disruption and expenses were incurred related to the matter including legal fees.

The Company created ‘work-arounds’ as a result. These issues have been resolved and the Company has moved our website (and email) to a new domain: bionenviro.com. Website access is now www.bionenviro.com. To send emails to Bion personnel, one uses the same name identifier previously used, but in the address, substitute ‘bionenviro.com’ for “biontech.com’: For example cscott@biontech.com (no longer functional) is cscott@bionenviro.com and mas@biontech.com (no longer functional) is now mas@bionenviro.com.

B: Pennvest Loan and Dissolution of Bion PA1, LLC (“PA1”)

PA1, the Company’s wholly-owned subsidiary, was dissolved on December 29, 2021 on which date it owed approximately $10,010,000 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System including accrued interest and late charges totaling $2,255,802 as of that date. Through the date of the dissolution, PA1 was a wholly-owned subsidiary of the Company and its assets and liabilities were included on the Company’s consolidated balance sheets. At September 30, 2021, PA1’s total assets were $297 and its total liabilities were $10,154,334 (including the Pennvest Loan in the aggregate amount of $9,939,148, accounts payable of $214,235 and accrued liabilities of $950) which sums were included in the Company’s consolidated balance sheets in its Form 10-Q for the quarter ended September 30, 2021. Subsequent to the dissolution of PA1, its assets and liabilities are no longer consolidated and included in the Company’s balance sheets. As of December 29, 2021, PA1’s total assets were nil and its total liabilities were $10,234,501 (including the Pennvest Loan in the aggregate amount of $10,009,802, accounts payable of $212,263 and accrued liabilities of $12,436. The net amount of $10,234,501 was recognized as a gain on the legal dissolution of a subsidiary in other (income) expense.

As background, the terms of the Pennvest Loan provided for funding of up to $7,754,000 which was to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal. The Pennvest Loan accrued interest at 2.547% per annum for years 1 through 5 and 3.184% per annum for years 6 through maturity. The Pennvest Loan required minimum annual principal payments of approximately $5,886,000 in fiscal years 2013 through 2021, and $846,000 in fiscal year 2022, $873,000 in fiscal year 2023 and $149,000 in fiscal year 2024. The Pennvest Loan was collateralized by PA1’s Kreider 1 System and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest was entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined. The Company has incurred interest expense related to the Pennvest Loan of $123,444 and $246,887 for the years ended June 30, 2022 and 2021, respectively. Based on the limited development of the depth and breadth of the Pennsylvania nutrient reduction credit market, PA1 commenced discussions and negotiations with Pennvest related to forbearance and/or re-structuring the obligations under the Pennvest Loan during 2013. In the context of such negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the PA1 did not make any principal payments, which were to begin in fiscal 2013, and, therefore, the Company classified the Pennvest Loan as a current liability through the dissolution of PA1 on December 29, 2021.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan has been solely an obligation of PA1 since that date. Note, however, the Company’s consolidated balance sheets as of June 30, 2021 reflects the Pennvest Loan as a liability of $9,868,495 despite the fact that the obligation (if any) was solely an obligation of PA1.

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

PA1 and Pennvest agreed to have the equipment sold by a third party auctioneer who arranged for the sale of its property and delivery of all proceeds (net of commissions and customary costs of sale) to Pennvest. The auction took place during the period between May 13-18, 2022. The Company’s personnel assisted PA1 with this process as needed at no cost to PA1. The net sum of $104,725 was realized from the asset sale, which sum was delivered to Pennvest on June 15, 2022. Pursuant to agreement with Pennvest, the remaining unsold assets will be transferred to Kreider Farms during the next quarter in order to complete the winding up of the Kreider 1 project.

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

PA1 has made no payments to vendors or other creditors in connection with the dissolution other than the payment to Pennvest set forth above. No distributions or payments of any kind have ever been made to the Company, the sole member of PA1 since inception, and no payment will be made to the Company or any affiliate in connection with the dissolution.

For more information regarding the history and background of the Pennvest Loan and PA1, please review our Form’s 10-K for the years from 2008 through 2021 including the Notes to the Financial Statements included therein.

The Company currently is not involved in any other material litigation or similar events.

Lease:

The Company entered into an agreement on September 23, 2021, to lease approximately four acres of land near Fair Oaks, Indiana, for the development site of its Initial Project.

The following table summarized the supplemental cash flow information for the year ended June 30, 2022:

Cash paid for noncancelable operating lease included in the operating cash flows	$60,000
Right of use assets obtained in exchange for operating lease liabilities	$180,586

The future minimum lease payment under noncancelable operating lease with terms greater than one year as of June 30, 2022:

Year ended June 30, 2023	$43,750
Year ended June 30, 2024	75,000
Year ended June 30, 2025	31,250
Undiscounted cash flow	150,000
Less imputed interest	(21,136)
Total	$128,864

The weighted average remaining lease term and discounted rate related to the Company’s lease liability as of June 30, 2022 were 3 years and 10%, respectively. The Company’s lease discount rate is generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s lease cannot be readily determined.

10.       INCOME TAXES:

The reconciliation between the expected federal income tax expense (benefit) computed by applying the Federal statutory rate to income (loss) before income taxes and the actual expense (benefit) for taxes on income (loss) for the years ended June 30, 2022 and 2021 is as follows:

	2022	2021
Expected income tax expense (benefit) at statutory rate	$1,741,000	$(724,000)
State taxes, net of federal benefit	303,000	(126,000)
RTP – Excess Business Interest	—	115,000
Permanent differences and other	8,000	8,000
Expiration of net operating allowances	1,229,000	802,000
Change in valuation allowance	(3,281,000)	(75,000)
Income tax expense (benefit)	$—	$—

The Company has net operating loss carry-forwards (“NOLs”) for tax purposes of approximately $8,274,000 as of June 30, 2022. These NOLs expire on various dates through 2041.

The utilization of the NOLs may be limited under Section 382 of the Internal Revenue Code.

The Company’s deferred tax assets as of June 30, 2022 and 2021 are estimated as follows:

	2022	2021
NOL carryforwards (Federal and State)	$8,274,000	$11,784,000
Stock-based compensation	5,436,000	5,350,000
Impairment	1,340,000	1,340,000
Business interest	339,000	264,000
Deferred compensation	1,054,000	986,000
Gross deferred tax assets	16,443,000	19,724,000
Valuation allowance	(16,443,000)	(19,724,000)
Net deferred tax assets	$—	$—

The Company has provided a valuation allowance of 100% of its net deferred tax assets due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets.

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

12.        SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to June 30, 2022 for recognition and disclosure in the financial statements and notes to the financial statements.

On June 6, 2022 the Company received progress notice regarding completion of certain work in process on the core modules of the 3G1 core modules and an invoice from Buflovak for the third 25% payment ($666,375) which was paid on July 5, 2022 bringing the aggregate payments to $1,996,125 as of the date of this report.

During July 2022 the Company sold 320,000 Units containing 320,000 shares of the Company’s Common Stock and 320,000 warrants to purchase 320,000 restricted and legended shares of the Company’s Common stock exercisable at $1.25 until December 31, 2023 for the sum of $320,000 to two non-affiliated purchasers.

From July 1, 2022 through September 27, 2022 74,834 warrants were exercised for $56,126 and the Company issued 74,834 restricted common shares.

During the period from July 1, 2022 through September 27, 2022, Smith transferred $23,943 of unreimbursed expenses and $20,000 of deferred compensation to his 2020 Convertible Obligation and converted 50,000 of the initial principalbalance of his 2020 Convertible Obligation to 100,000 shares (60,000 of which were donated/gifted upon acquisition) and 100,000 warrants (all of which were donated/gifted upon acquisition).

On August 8, 2022 the Company extended the expiration of 300,000 warrants owned by a consultant until December 31, 2023.

On August 8, 2022, the Company extended the expiration of 1,286,824 warrants for three employees and contractors to December 31, 2024.

On September 9, 2022, the Company issued 50,000 shares to non-affiliated consultant for services.

During August and September 2022 the Company issued 150,000 warrants, in aggregate, to three (3) new members of its Advisory Group in connection with their commitment to the advisory role and/or for consulting services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Dated: September 27, 2022	By: /s/ Mark A. Smith
Mark A. Smith, President and Chief
Financial Officer (Principal Financial
and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Mark A. Smith	Executive Chairman,	September 27, 2022
Mark A. Smith	President, Chief Financial Officer and Director

/s/ William O’Neill	Chief Executive Officer	September 27, 2022
William O’Neill

/s/ Jon Northrop	Secretary and Director	September 27, 2022
Jon Northrop

/s/ Edward Schafer		September 27, 2022
Edward Schafer	Director