Form 10-K/A
period 2022-06-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2022-10-04
CIK 875729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Bion Environmental Technologies, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2022, as filed with the Securities and Exchange Commission (“SEC”) on September 27, 2022 (the “Original Form 10-K”). The purpose of this Amendment No. 1 is update Item 12, specifically to correct the table footnote references and Percentage of Class Outstanding.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications from the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of SEC Regulation S-K, paragraphs 3, 4, and 5 of such certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, no changes have been made to the Original Form 10-K, and this Amendment does not amend, update or change any other items or disclosures in the Original Form 10-K. The Original Form 10-K continues to speak as of its original filing date. This Amendment does not reflect subsequent events occurring after the filing date of the Original Form 10-K or modify or update in any way disclosures in the Original Form 10-K.

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

1

Name and Address	Number	Percent of Class Outstanding	Entitled To Vote

Centerpoint Corporation(1) c/o PO Box 323 Old Bethpage, NY 11604	704,309	1.6%	—

Dominic Bassani (2) 64 Village Hills Drive Dix Hills, NY 11746	14,492,592	25.5%	25.8%

Mark A. Smith(3) 401 N. Riverside Beach #408 Pompano Beach, FL 33062	9,699,447	18.0%	18.2%

Christopher B. Parlow(4) 23 Longbow Drive Commack, NY 11725	8,497,857	16.1%	16.3%

Danielle Lominy(5) c/o Dominic Bassani 64 Village Hill Drive Dix Hills, NY 11746	8,487,854	16.1%	16.3%

Edward Schafer (7) c/o PO Box 323 Old Bethpage, NY 11804	2,934,383	6.3%	6.4%

William O’Neill (8) 107 12th Street E St. Petersburg, FL 3371	1,051,125	2.3%	2.4%

Craig Scott (9) 3131 North Daffodil Dr. Billings, MT 59102	2,578,965	5.6%	5.7%

Jon Northrop (10) 59 Chestnut Street Westfield, New York 14787	613,135	1.4%	1.4%

Anthony Orphanos(6) c/o Blacksmith Advisors, LLC 320 Park Avenue 18th Floor New York, NY 10022	2,767,032	6.2%	6.3%
All executive officers and directors as a group (6 persons)	31,369,647	44.4%	45.1%

(1)	Centerpoint Corporation is currently majority owned by the Company. Under Colorado law, Centerpoint Corporation is not entitled to vote these shares unless otherwise ordered by a court. These shares of common stock may be distributed to the shareholders of Centerpoint Corporation at a future date pursuant to a dividend declared during July 2004. The shares distributed to Bion, if any, will be cancelled immediately upon receipt.

(2)	Includes 62,201 shares, 3,025,000 shares underlying options and 965,000 shares underlying warrants held directly by Mr. Bassani; 354,342 shares and 250,000 shares underlying warrants held by Mr. Bassani’s wife; and, 839,933 shares held in IRA accounts of Mr. Bassani and his wife. Also included are the shares set forth below owned (directly and indirectly) by Mr. Bassani’s daughter, Danielle Lominy (formerly Danielle Bassani) who resides within his residence and are included in Mr. Bassani’s beneficial ownership for purposes of the calculation including: a) 570,000 shares directly b) 646,458 shares underlying warrants owned directly; and c) Danielle Lominy is the 50% beneficiary of the Dominic Bassani 2019 Irrevocable Trust (“2019Trust”) which owns: i) 3,000,000 warrants and 1,000,000 options to purchase shares of the Company’s common stock and, as a result, Danielle Lominy is the beneficial owner of 1,500,000 shares underlying warrants and 500,000 shares underlying options and ii) $2,255,500 principal amount of the Company’s 2020 Convertible Obligation (“CVObligation”) which is convertible into 4,511,000 shares and 3,008,837 warrants and, as a result, Danielle Lominy is the beneficial owner of 2,255,500 shares underlying conversion of the CVObligation and 1,504,419 shares underlying the warrants issuable on conversion of the CVObligation. The total also includes: a) 699,398 and 466,499 underlying warrants that could be issued on the conversion (at the election of Bassani) by Mr. Bassani of convertible notes in the amount of $349,699, (@ $0.50 price) and b) 466,957 shares of common stock that could be issued on the conversion (at the election of Bassani) by Mr. Bassani of convertible notes in the amount of $280,174 (@ $0.60 price) and c) 386,885 shares of common stock that could be issued on the conversion (at the election of Bassani) of deferred compensation in the amount of $413,966. Mr. Bassani disclaims ownership of 1,511,477 shares underlying warrants held by the Danielle Christine Bassani Trust, which is separately itemized herein. Mr. Bassani’s adult daughter Danielle Lominy (formerly Danielle Bassani), who resides within his residence, is the beneficiary of the Danielle Christine Bassani Trust and Mr. Bassani is not one of the trustees of the trust. Mr. Bassani further disclaims beneficial ownership of shares and warrants owned by various other family members (including Christopher Parlow who is itemized separately), none of whom live with him or are his dependents, and such shares are not included in this calculation.

2

(3)	Includes 324,077 shares held jointly by Mark A. Smith with his wife, 62,535 shares held by Mark Smith in an IRA; 2,425,000 shares underlying options held directly by Mr. Smith, 1,271,944 shares underlying warrants held directly by Mr. Smith; 53,756 shares held by his wife in her IRA, 12,681 shares of common stock held by LoTayLingKyur Foundation and 100,001 shares of common stock and 100,001 underlying warrants held by LoTayLingKyur LLC which is controlled by Mr. Smith and his wife. Also includes 2,664,726 shares and 2,664,726 warrants underlying units that could be issued on the conversion (at the election of Mr. Smith) by Mr. Smith of his 2020 Convertible Obligations in the aggregate amount of $1,332,363. Mr. Smith has the option to convert this amount into units with each unit consisting of 1 share of common stock and 1 warrant exercisable at $0.75 per share. The conversion price will be $0.50 per unit. Also includes 20,000 shares of common stock that could be issued on the conversion (at the election of Mr. Smith) of deferred compensation in the amount of $10,000. Does not include shares and warrants owned by various family members of which Mr. Smith disclaims beneficial ownership. Mr. Smith is also the President of Centerpoint, although shares owned by Centerpoint are not entitled to a vote while held by Centerpoint.

(4)	Includes 2,005 shares held directly by Christopher Parlow, 65,000 shares held jointly with wife, 250,000 shares owned by the Christopher Parlow Trust and 50,000 shares owned by Christopher Parlow’s minor daughters. Also includes 1,614,000 shares underlying warrants held by the Christopher Parlow Trust, 147,154 shares underlying warrants held jointly with wife, 150,000 warrants held directly by Mr. Parlow and 459,780 shares underlying warrants held by Mr. Parlow’s minor daughters. In addition, Christopher is the 50% beneficial owner of the Dominic Bassani 2019 Irrevocable Trust (“2019 Trust”) which owns 3,000,000 warrants to purchase shares of the Company’s common stock and 1,000,000 options and as a result, Christopher Parlow is the beneficial owner of 1,500,000 shares underlying exercise of the warrants and 500,000 shares underlying exercise of the options. Additionally, the 2019 Trust owns $2,255,500 principal amount of the Company’s 2020 Convertible Obligation (“CVObligation”) which is convertible @$0.50 into 4,511,000 shares and 3,008,837 warrants. As a result, Christopher Parlow is the beneficial owner of 2,255,500 shares underlying conversion of the CVObligation and 1,504,418 shares underlying the warrants issuable on conversion of the CVObligation.

(5)	Includes 170,000 shares held directly by Danielle Lominy (formerly Danielle Bassani), 1,511,477 shares underlying warrants held by The Danielle Christine Bassani Trust, 400,000 shares owned by the Danielle Bassani Trust, 311,458 shares underlying warrants, 105,000 shares underlying warrants owned jointly with husband and 230,000 shares underlying warrants owned by Danielle Lominy’s daughter. In addition, Danielle is the 50% beneficial owner of the Dominic Bassani 2019 Irrevocable Trust (“2019 Trust”) which owns 3,000,000 warrants to purchase shares of the Company’s common stock and 1,000,000 options and, as a result Danielle Lominy is the beneficial owner of 1,500,000 shares underlying exercise of the warrants and 500,000 shares underlying exercise of the options. Additionally, the 2019 Trust owns $2,255,500 principal amount of the Company’s 2020 Convertible Obligation (“CVObligation”) which is convertible @ $0.50 into 4,511,000 shares and 3,008,837 warrants. As a result, Danielle Lominy is the beneficial owner of 2,255,500 shares underlying conversion of the CVObligation and 1,504,419 shares underlying the warrants issuable on conversion of the CVObligation.

(6)	Includes 319,589 shares held directly by Mr. Orphanos; 156,750 shares underlying warrants held directly by Mr. Orphanos;120,263 shares held jointly with his wife; 1,425,374 shares held in IRA accounts; and 745,027 shares of common stock that could be issued on conversion of $447,016 convertible notes (.60 conversion price). Not included are 1,450,878 common shares owned by certain clients of Blacksmith Advisors, over which Mr. Orphanos exercises discretionary authority (which shares include: 98,000 shares owned by Danielle Lominy (formerly Danielle Bassani). Mr. Orphanos disclaims beneficial ownership of the shares listed in the preceding sentences because he has no pecuniary interest in the shares.

(7)	Includes 158,254 shares held directly by Mr. Schafer, options to purchase 1,215,000 shares and warrants to purchase 23,934 shares. Also includes 1,001,574 shares and 500,787 warrants underlying units that could be issued on the conversion by Mr. Schafer of a deferred compensation promissory note in the amount of $500,787 Mr. Schafer has the option to convert this amount into units with each unit consisting of 1 share of common stock and ½ warrant exercisable at $0.75 per share until December 31, 2024. The conversion price is $0.50 per unit. Also includes 34,834 shares of common stock that could be issued on the conversion (at the election of Mr. Schafer) by Mr. Schafer of a convertible note in the amount of $20,900. The conversion price will be $0.60 per share.

3

(8)	Includes 50,000 underlying warrants held directly by Mr. O’Neill, 1,125 shares held by Mr. O’Neill’s wife, and 1,000,000 underlying warrants held by Identifoods, LLC which is owned by Mr. O’Neill and his wife.

(9)	Includes 504,894 shares, 1,470,000 shares underlying options and 573,747 shares underlying warrants held directly by Mr. Scott. The total also includes 30,324 shares of common stock that could be issued on the conversion (at the election of Mr. Scott) of deferred compensation in the amount of $32,445.81. Does not include shares and warrants owned by various family members of which Mr. Scott disclaims beneficial ownership.

(10)	Includes 120,635 shares held directly by Jon Northrop and options to purchase 492,500 shares held by Jon Northrop. Does not include shares or options owned by the adult children of Jon Northrop nor his former wife.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Exhibits

Exhibit Number	Description and Location
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

6

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Dated: October 4, 2022	By: /s/ Mark A. Smith
Mark A. Smith, President and Chief
Financial Officer (Principal Financial
and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Mark A. Smith	Executive Chairman,	October 4, 2022
Mark A. Smith	President, Chief Financial Officer and Director

/s/ William O’Neill	Chief Executive Officer	October 4, 2022
William O’Neill

/s/ Jon Northrop	Secretary and Director	October 4, 2022
Jon Northrop

/s/ Edward Schafer		October 4, 2022
Edward Schafer	Director