Form 10-Q
period 2022-09-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2022-11-14
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

On November 1, 2022, there were 44,329,884 Common Shares issued and 43,625,575 Common Shares outstanding.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2022	2022
	(unaudited)

ASSETS

Current assets:
Cash	$1,897,981	$3,160,442
Prepaid expenses	134,253	157,550
Deposits and other assets	1,000	1,000

Total current assets	2,033,234	3,318,992

Operating lease right-of-use asset	132,881	145,787
Property and equipment, net (Note 3)	3,248,610	2,895,558

Total assets	$5,414,725	$6,360,337

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$549,425	$1,360,644
Series B Redeemable Convertible Preferred stock, $0.01 par value, 50,000 shares authorized; 0 and 200 shares issued and outstanding, liquidation preference of $0 and $40,000, respectively (Note 7)	—	—
Deferred compensation (Note 4)	654,349	594,798
Loan payable and accrued interest (Note 5)	—	—

Total current liabilities	1,203,774	1,955,442

Operating lease liability	132,113	128,864
Convertible notes payable - affiliates (Note 6)	5,212,286	5,170,610

Total liabilities	6,548,173	7,254,916

Deficit:
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 50,000 shares authorized, no shares issued and outstanding	—	—
Series C Convertible Preferred stock, $0.01 par value, 60,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 250,000,000 shares authorized, 44,303,654 and 43,758,820 shares issued, respectively; 43,599,345 and 43,054,511 shares outstanding, respectively	—	—
Additional paid-in capital	124,300,604	123,620,046
Subscription receivable - affiliates (Note 8)	(504,650)	(504,650)
Accumulated deficit	(124,966,975)	(124,047,548)

Total Bion's stockholders’ deficit	(1,171,021)	(932,152)

Noncontrolling interest	37,573	37,573

Total deficit	(1,133,448)	(894,579)

Total liabilities and deficit	$5,414,725	$6,360,337

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(UNAUDITED)

	2022	2021

Revenue	$—	$—

Operating expenses:
General and administrative (including stock-based compensation)	866,494	491,133
Depreciation	330	248
Research and development (including stock-based compensation)	28,443	61,809

Total operating expenses	895,267	553,190

Loss from operations	(895,267)	(553,190)

Other (income) expense:
Interest income	(1,935)	(1,494)
Interest expense	26,095	112,180

Total other expense	24,160	110,686

Net loss	(919,427)	(663,876)

Net loss attributable to the noncontrolling interest	—	506

Net loss applicable to Bion's common stockholders	$(919,427)	$(663,370)

Net loss applicable to Bion's common stockholders per basic and diluted common share	$(0.02)	$(0.02)

Weighted-average number of common shares outstanding:
Basic and diluted	43,451,846	40,719,692

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Three months ended September 30, 2021	Bion's Stockholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in	Subscription Receivables for	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Shares	deficit	interest	equity/(deficit)

Balances, July 1, 2021	—	$—	—	$—	41,315,986	$—	121,399,067	$(504,650)	$(132,339,873)	$39,117	$(11,406,339)
Warrants exercised for common shares	—	—	—	—	139,334	—	104,500	—	—	—	104,500
Commissions on warrant exercises	—	—	—	—	10,000	—	(1,000)	—	—	—	(1,000)
Conversion of debt and liabilities	—	—	—	—	10,253	—	5,126	—	—	—	5,126
Net loss	—	—	—	—	—	—	—	—	(663,370)	(506)	(663,876)
Balances, September 30, 2021	—	$—	—	$—	41,475,573	$—	$121,507,693	$(504,650)	$(133,003,243)	$38,611	$(11,961,589)

Three months ended September 30, 2022	Bion's Stockholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in	Subscription Receivables for	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Shares	deficit	interest	equity/(deficit)
Balances, July 1, 2022	—	$—	—	$—	43,758,820	$—	$123,620,046	$(504,650)	$(124,047,548)	$37,573	$(894,579)
Sale of units	—	—	—	—	320,000	—	320,000	—	—	—	320,000
Warrants exercised for common shares	—	—	—	—	74,834	—	56,125	—	—	—	56,125
Issuance of units for services	—	—	—	—	50,000	—	80,000	—	—	—	80,000
Issuance of warrants for services	—	—	—	—	—	—	15,000	—	—	—	15,000
Conversion of debt and liabilities	—	—	—	—	100,000	—	50,000	—	—	—	50,000
Modification of warrants	—	—	—	—	—	—	159,433	—	—	—	159,433
Net loss	—	—	—	—	—	—	—	—	(919,427)	—	(919,427)
Balances, September 30, 2022	—	$—	—	$—	44,303,654	$—	$124,300,604	$(504,650)	$(124,966,975)	$37,573	$(1,133,448)

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(919,427)	$(663,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	330	248
Accrued interest on loans payable, deferred compensation and other	26,096	121,111
Stock-based compensation	154,933	—
Stock-based compensation for services	95,000	—
Decrease (increase) in prepaid expenses	23,297	33,753
Increase (decrease) in accounts payable and accrued expenses	(787,276)	59,367
Decrease in operating lease assets and liabilities	16,155	—
Increase in deferred compensation	75,000	99,400

Net cash used in operating activities	(1,315,892)	(349,997)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(322,694)	(7,490)

Net cash used in investing activities	(322,694)	(7,490)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	56,125	104,500
Commissions on exercise of warrants	—	(1,000)
Proceeds from sale of units	320,000	—

Net cash provided by financing activities	376,125	103,500

Net decrease in cash	(1,262,461)	(253,987)

Cash at beginning of year	3,160,442	4,216,321

Cash at end of year	$1,897,981	$3,962,334

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Non-cash investing and financing transactions:
Conversion of debt and liabilities into notes payable	$23,943	$—
Conversion of deferred compensation to notes payable	$20,000	$—
Conversion of notes payable into shares	$50,000	$—
Capitalized interest in property and equipment	$30,688	$—
Shares issued for warrant exercise commissions	$—	$7,500
Shares issued for accounts payable	$—	$5,126
Purchase of property and equipment for accounts payable	$—	$54,800

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

Our patented and proprietary technology provides advanced waste treatment and resource recovery for large-scale livestock production facilities (also known as “Concentrated Animal Feeding Operations” or “CAFOs"). Livestock production and its waste, particularly from CAFOs, has been identified as one of the greatest soil, air, and water quality problems in the U.S. today.  Application of our third-generation technology and business/technology platform (“Gen3Tech”) can largely mitigate these environmental problems, while simultaneously improving operational/ resource efficiencies by recovering high-value co-products from the CAFOs’ waste stream. These waste stream ‘assets’ – nutrients and methane – have traditionally been wasted or underutilized and are the same ‘pollutants’ that today fuel harmful algae blooms, contaminate groundwater, and exacerbate climate change.

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

During the first half of 2022 Bion began marketing our sustainable beef to retailers, food service distributors and the meat industry in the U.S.  In general, the response has been favorable. During July 2023, Bion announced a letter of intent (“Ribbonwire LOI”) to develop its first large-scale commercial project, a 15,000-head sustainable beef cattle feeding operation together with the Ribbonwire Ranch, in Dalhart, Texas (with a provision to expand to 60,000 head) (“Dalhart Project”). The Dalhart Project will be developed to produce blockchain-verified, sustainable beef (with reduced the stress on cattle caused by extreme weather and temperatures and resulting higher feed/weight gain efficiency) while remediating the environmental impacts associated usually associated with cattle CAFOs. Bion’s patented technology will refine the waste stream into valuable coproducts that include clean water, renewable natural gas (RNG), photovoltaic solar electricity and organic fertilizer products. We anticipate converting the Ribbonwire LOI into a definitive joint venture agreement with Ribbonwire Ranch and creating distribution agreements with key retailers and food service distributors during the next six months.

Our business plan is focused on executing multiple agreements and letters of intent related to additional sustainable beef joint venture projects over the next twelve months while moving forward with the Initial Project (see below) and the Dalhart Project (and/or other Gen3Tech beef joint venture projects) and pursuing other opportunities in the livestock industry enabled by our Gen3 Tech business model.  The Ribbonwire LOI announcement has generated significant interest within the livestock industry (among ranchers, feedlot operators, farmers and other AG industry parties). We believe that this interest, combined with consumer interest in ‘sustainable products’ and growing enthusiasm among some livestock industry parties for environmental/sustainable/regenerative practices, may provide Bion (and its partners/venturers) with an opportunity to move forward with a truly sustainable solution in this industry segment.

During the next six months, the Company intends to construct and begin operations of phase 1 of our Initial Project located near Fair Oaks, Indiana. Bion expects the Initial Project to provide data that illustrates the effectiveness of our Gen3Tech in a commercial setting by the end of the 2nd quarter in 2023 and supports development of the Dalhart Project (and/or other Gen3Tech beef joint venture projects) during 2023.  We believe this data will also provide additional potential stakeholders (cattle producers, cattle feeders, packers, distributors, retailers and financial institutions) with the information they need to proceed with confidence in collaborating with Bion on multiple new projects (see below).

Bion is now focused primarily on: i) development/construction of the Initial Project, our initial commercial-scale Gen3Tech installation, ii) development/construction of the Dalhart Project (and/or other Gen3Tech beef joint venture projects), iii) developing applications and markets for its low carbon organic fertilizer products and its sustainable (conventional and organic) animal protein products, and iv) discussions regarding initiation and development of agreements and joint ventures (“JVs” as discussed below) (and related projects) based on the augmented capabilities of our Gen3Tech business platform (in the sustainable beef and other livestock segments), while (v) continuing to pursue business opportunities related to large retrofit projects (such as the Kreider poultry project JV described below) and vi) ongoing R&D activities.

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

As previously disclosed, during late September 2021, Bion entered into a lease for the development site of the Initial Project, our initial commercial scale Gen3Tech project, which Initial Project will be located on approximately four (4) acres of leased land near Fair Oaks, Indiana, and a related agreement regarding disposal of certain manure effluent with the Curtis Creek Dairy unit of Fair Oaks Farms (“FOF”). Design and pre-development work commenced during August 2021 and preliminary surveying, site engineering and other work is now underway along with site-specific engineering and design work. The Initial Project was initially planned to be an environmentally sustainable beef cattle feeding facility, equipped with state-of-the-art housing and Bion’s 3G-Tech platform to provide waste treatment and resource recovery. Bion has designed the project to house and feed approximately 300 head of beef cattle. If all phases of the Initial Project are constructed, the facility will include Bion’s Gen3Tech platform including: i) covered barns (possibly including roof top solar photovoltaic generation), ii) anaerobic digestion for renewable energy recovery, iii) livestock waste treatment and resource recovery technology, iv) Bion’s ammonium bicarbonate recovery and crystallization technology and iv) data collection software to document system efficiencies and environmental benefits (with the Bion Gen3Tech facilities capable of treating the waste from approximately 1,500 head). The facility will be large enough to demonstrate engineering capabilities of Bion’s Gen3Tech at commercial scale, but small enough that it can be constructed and commissioned relatively quickly. Originally, construction and onsite assembly operations were targeted to commence sometime late in 2022, however, supply chain backlogs have delayed likely delivery dates for core modules of the Bion system to the site until sometime during January 2023. 3G1 has been moving forward with the development process of the Initial Project. See Note 3 “Property and Equipment” and Note 10 “Subsequent Events” (for activities since the start of the second quarter of the 2023 fiscal year).

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

After the basic technology start-up milestones of the Initial Project (primarily optimization and steady-state operations of the core modules of our Gen3Tech platform) have been met, the core modules may be re-located to a subsequent more permanent location to be determined at a later date. The Company is in discussion with the University of Nebraska-Lincoln to jointly develop an integrated beef facility based on Bion’s Gen3 Tech and business model at its Klosterman Feedyard Innovation Center (“KFIC”) including innovative barns, an anaerobic digester and a Bion Gen3Tech system to conduct ongoing research and development related thereto and the KFIC is a possible site for the long term re-location of the core modules. This venture, if it moves forward, is anticipated to include joint preparation of applications for grants and other funding from the USDA (‘climate smart’ program, rural development, etc.) and other sources. The Company is also considering re-locating the core modules of the Initial Project to Dalhart, Texas, where they may be integrated into the first phases of the Dalhart Project.

The Company’s initial ammonium bicarbonate liquid product completed its Organic Materials Review Institute (“OMRI”) application and review process with approval during May 2020. Applications for our first solid ammonium bicarbonate product line have been filed with OMRI, the California Department of Food & Agriculture (“CDFA”) and the Iowa Organic Program (“IOP”) and are in the review processes (which are likely to require an extended period of time and multiple procedural steps, in part due to the novel nature of our Gen3Tech in the context of organic certifications). See “Organic Fertilizer Listing/Certification Process” below.

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

Each of these items supports Bion’s belief that there is a potentially very large opportunity to supply premium sustainable beef products that satisfy these concerns. We believe that the real meat/beef products that can be cost-effectively produced today using our Gen3Tech platform, both sustainable and/or organic, can provide an affordable product that satisfies the consumer’s desire for sustainability, but with the superior taste and texture those consumers have grown to prefer.

Sustainable Beef

Bion’s goal is to be first to market with meaningfully verified sustainable beef products that can be produced at sufficient scale to service national market demand. The cattle produced at a Bion facility will have a substantially lower carbon footprint, dramatically reduced nutrient impacts to water, and an almost total pathogen kill in the waste stream. Further, the economics of producing these cattle (including the cost of the facility/technology upgrade) will be greatly enhanced by the revenue realized from the recovery of valuable resources, including renewable energy, high-value fertilizer products, and clean water.

A Bion sustainable beef facility will be comprised of covered barns with slotted floors (allowing the waste to pass through) which will reduce ammonia volatilization and loss, as well as odors, thereby improving animal health and human working conditions while preventing air/soil pollution. The manure will be collected and moved directly to anaerobic digestion facilities which will produce renewable natural gas (and re-cycle CO2 from the gas cleaning process). Covered barns will reduce weather impacts on the livestock and have been demonstrated to promote improved general health and weight gain in the cattle housed in them. The barns’ very large roof surface area will be utilized (in appropriate geographical locations) for the installation of photovoltaic solar generation systems to produce electricity for the facility, as well as export to the grid. The barn roofs will also be configured to capture rainwater, which, coupled with the water recovered from the treatment process, will reduce the projects’ reliance on current water supplies.

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

Recently there have been efforts to establish sustainable brands (including USDA PVP certification) for a number of small-scale livestock producers (largely in the grass-fed beef category). To date, the reach and extent of such efforts is limited and it is difficult to determine their effectiveness. Additionally, there have been public announcements of initiatives related to beef sustainability (largely focused on the ‘cow-calf’ segment of the livestock chain) in procurement by major beef processing companies, but a closer look finds that most consist largely of ‘green washing’ public proclamations in the wake of environmental and social criticism that re-package prior initiatives and lack any significant new substance.

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

Organic Fertilizer Listing/Certification Process

The Company has focused a large portion of its activities on developing, testing and demonstrating the 3rd generation of its technology and technology platform (“Gen3Tech”) with emphasis on increasing the efficiency of production of valuable co-products from the waste treatment process, including ammonia nitrogen in the form of organically listed ammonium bicarbonate products. The Company’s initial ammonium bicarbonate liquid product completed its Organic Materials Review Institute (“OMRI”) application and review process with approval during May 2020. The Company has focused a large portion of its activities on developing, testing and demonstrating the 3rd generation of its technology and technology platform (“Gen3Tech”) with emphasis on increasing the efficiency of production of valuable co-products from the waste treatment process, including ammonia nitrogen in the form of low carbon and/or organically certified soluble nitrogen fertilizer products.

Applications for our first solid form of concentrated ammonia, soluble nitrogen fertilizer product line have been filed with OMRI (filed during May 2021), the Iowa Organic Program (“IOP”)(filed during March 2022) and the California Department of Food & Agriculture (“CDFA”)(filed during May 2022) and are each in the review process. The review processes are likely to require an extended period of time and multiple procedural steps with each entity in part due to the novel nature of Bion’s Gen3 Tech and our solid ammonium bicarbonate product in the context of organic certifications. The OMRI application has proceeded through multiple stages of review and rebuttal/appeal without receiving a positive result to date. The Company’s has recently filed responses to the CDFA’s initial set of questions and comments regarding our solid ammonium bicarbonate product line. The Company’s product line is novel in part due to the fact that there is not a formal listing category for a solid form of concentrated ammonia, soluble nitrogen fertilizers and there is no clear guidance at present from internal policy manuals on how to categorize this product and the process that produced it. There is also no clear guidance at present from either the NOP or the National Organic Standards Board (“NOSB”) (which is currently involved in a related review and recommendations process regarding ‘high nitrogen liquid fertilizers’ derived from ammonia from manure). The Company and its representatives, along with a number of other stakeholders, are involved in discussions regarding resolution of these matters at all three levels. The Company anticipates positive resolution of this matter with one or more listings/certifications of this product line well prior to operational dates for the Company’s initial large scale JV Gen3 Tech projects.

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

Note that while Bion believes that the Kreider 2 Project and/or subsequent Bion Projects in PA and the Chesapeake Bay Watershed will eventually generate revenue from the sale of: a) nutrient reductions (credits or in other form), b) renewable energy (and related credits), c) sales of fertilizer products, and/or d) potentially, in time, credits for the reduction of greenhouse gas emissions, plus e) license fees/premiums related to a ‘sustainable brand’, the Covid-19 pandemic has delayed legislative efforts needed to commence its development. However, the Company is currently engaged in dialogue with the regional EPA office and the Chesapeake Bay Program Office regarding the potential of the Company’s Gen3 Tech Kreider2 Project (and other potential projects) to enable Pennsylvania to move forward toward meeting its Chesapeake Bay clean-up goals. We believe that the potential market is very large, but it is not possible to predict the exact timing and/or magnitude of these potential markets at this time.

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

Going concern and management’s plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses of approximately $3,451,000 during the year ended June 30, 2021 and a net income of $8,292,000 for the year ended June 30, 2022. The net income for the year ended June 30, 2022 was largely due to a one-time, non-cash event of the dissolution of PA-1 resulting in a gain of approximately $10,235,000 as well as a one-time gain of $902,490 from the sale of the Company’s ‘biontech.com’ domain pursuant to a purchase agreement during the period. The Company incurred a net loss of $919,000 and $663,000 for the three months ended September 30, 2022 and 2021, respectively. At September 30, 2022, the Company has working capital and a stockholders’ deficit of approximately $1,171,000 and $829,000, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management’s plans with regard to these conditions.

The Company continues to explore sources of additional financing (including potential agreements with strategic partners – both financial and ag-industry) to satisfy its current and future operating and capital expenditure requirements as it is not currently generating any significant revenues.

During the years ended June 30, 2022 and 2021, the Company received gross proceeds of approximately $1,737,000 and $5,209,000, respectively, from the sale of its debt and equity securities.

During the three months ended September 30, 2022, the Company received total proceeds of approximately $376,000 from the sale of its equity securities.

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

Bion PA1 LLC was dissolved on December 29, 2021 (See Note 5). Its operating losses are included in the consolidation through December 29, 2021.

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at September 30, 2022, and the results of operations and cash flows of the Company for the three months ended September 30, 2022 and 2021. Operating results for the three months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending June 30, 2023.

Cash and cash equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents. As of September 30, 2022 and June 30, 2022 there are no cash equivalents.

Property and equipment:

Property and equipment are stated at cost and are depreciated, when placed into service, using the straight-line method over the estimated useful lives of the related assets, generally three to twenty years. The Company capitalizes all direct costs and all indirect incrementally identifiable costs related to the design and construction of its Integrated Projects such as consulting fees, internal salaries and benefits and interest. The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized based on the amount by which the carrying value of the assets or asset group exceeds its estimated fair value, and is recognized as a loss from operations.

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

Income (Loss) per share:

Basic income (loss) per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the income (loss) per share or increase the earnings per share. During the three months ended September 30, 2022 and 2021, the basic and diluted income (loss) per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants and options (as if exercised) and convertible securities (as if converted) that have been excluded from the calculation of basic income (loss) per share:

	September 30, 2022	September 30, 2021
Warrants	19,873,801	21,802,822
Options	11,201,600	10,471,600
Convertible debt	10,793,421	10,462,498
Convertible preferred stock	—	20,250

The following is a reconciliation of the denominators of the basic and diluted income (loss) per share computations for the three months ended September 30, 2022 and 2021:

	Three months ended September 30, 2022	Three months Ended September 30, 2021
Shares issued – beginning of period	43,758,820	41,315,986
Shares held by subsidiaries (Note 7)	(704,309)	(704,309)
Shares outstanding – beginning of period	43,054,511	40,611,677
Weighted average shares issued during the period	397,335	108,015
Diluted weighted average shares – end of period	43,451,846	40,719,692

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

Recent Accounting Pronouncements:

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s consolidated financial statements properly reflect the change

3.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	September 30, 2022	June 30, 2022
Machinery and equipment	$—	$—
Buildings and structures	—	—
Computers and office equipment	13,598	13,598
3G project construction in process	3,245,604	2,892,222
Property and equipment, gross	3,259,202	2,905,820
Less accumulated depreciation	(10,592)	(10,262))
Property and equipment, net	$3,248,610	$2,895,558

The 3G project began in July of 2021, with a lease signed on land October 1, 2021 (Note 9). Once the lease commenced the Company moved into construction phase. The balance for 3G construction in process includes $62,688 for capitalized interest and $135,648 in non-cash compensation as of September 30, 2022.

Management has reviewed the remaining property and equipment for impairment as of September 30, 2022 and believes that no impairment exists.

Depreciation expense was $330 and $248 for the three months ended September 30, 2022 and 2021, respectively.

4.       DEFERRED COMPENSATION:

The Company owes deferred compensation to various employees, former employees and consultants totaling $654,349 and $528,640 as of September 30, 2022 and 2021, respectively. Included in the deferred compensation balances as of September 30, 2022, are $459,627 and $5,000 owed Dominic Bassani (“Bassani”), the Company’s Chief Operating Officer (who was Chief Executive Officer until through April 30, 2022), and Mark A. Smith (“Smith”), the Company’s President, respectively, pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, accrues interest at 4% per annum and can be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month. The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month. The deferred compensation owed Bassani and Smith as of September 30, 2021 was $436,920 and nil, respectively. The Company also owes various consultants and an employee, pursuant to various agreements, for deferred compensation of $117,222 and $19,220 as of September 30, 2022 and 2021, respectively, with similar conversion terms as those described above for Bassani and Smith, with the exception that the interest accrues at 0% to 3% per annum. The Company also owes a former employee $72,500, which is not convertible and is non-interest bearing.

Bassani and Smith have each been granted the right to convert up to $300,000 of deferred compensation balances at a price of $0.75 per share until June 30, 2024 into common shares (to be issued pursuant to the 2006 Plan). Smith also has the right to convert all or part of his deferred compensation balance into the Company’s securities (to be issued pursuant to the 2006 Plan) “at market” and/or on the same terms as the Company is selling or has sold its securities in its then current (or most recent if there is no current) private placement. Smith also received the right to transfer future deferred compensation to his 2020 Convertible Obligation at his election.

During the three months ended September 30, 2022, Smith elected to convert $20,000 of deferred compensation into the 2020 Convertible Note.

The Company recorded interest expense of $4,551 ($4,119 with related parties) and $4,032 ($3,949 with related parties) for the three months ended September 30, 2022 and 2021, respectively, related to deferred compensation.

5.       LOANS PAYABLE:

Pennvest Loan and Bion PA1 LLC (“PA1”) Dissolution

PA1, the Company’s wholly-owned subsidiary, was dissolved on December 29, 2021 on which date it owed approximately $10,010,000 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System including accrued interest and late charges totaling $2,255,802 as of that date. Through the date of the dissolution, PA1 was a wholly-owned subsidiary of the Company and its assets and liabilities were included on the Company’s consolidated balance sheet. At September 30, 2021, PA1’s total assets were $297 and its total liabilities were $10,154,334 (including the Pennvest Loan in the aggregate amount of $9,939,148, accounts payable of $214,235 and accrued liabilities of $950) which sums were included in the Company’s consolidated balance sheet in its Form 10-Q for the quarter ended September 30, 2021. Subsequent to the dissolution of PA1, its assets and liabilities are no longer consolidated and included in the Company’s balance sheet. As of December 29, 2021, PA1’s total assets were nil and its total liabilities were $10,234,501 (including the Pennvest Loan in the aggregate amount of $10,009,802, accounts payable of $212,263 and accrued liabilities of $12,436. The net amount of $10,234,501 was recognized as a gain on the legal dissolution of a subsidiary in other (income) expense.

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

On December 29, 2021, the Company approved and executed a ‘Consent of the Sole Member of Bion PA 1’ (the “Consent to Dissolution”) that authorized the complete liquidation and dissolution of PA1. A Statement of Dissolution was filed by PA1 with the Colorado Secretary of State on December 29, 2021.The liquidation value of Bion PA 1’s property is substantially below the current amount outstanding under the Funding Agreement dated October 27, 2010 by and between PA1 and Pennvest, the only known secured creditor of PA1. Post-dissolution, PA1’s activities will be limited entirely to activities required to properly distribute its net assets to creditors and wind down its business.

PA1 and Pennvest agreed to have the equipment sold by a third party auctioneer who arranged for the sale of its property and delivery of all proceeds (net of commissions and customary costs of sale) to Pennvest. The auction took place during the period of May 13-18, 2022. The Company’s personnel assisted PA1 with this process as needed at no cost to PA1. The net sum of $104,725 was realized from the asset sale, which sum was delivered to Pennvest on June 15, 2022. Pursuant to agreement with Pennvest and Kreider Farms, the remaining unsold assets have been transferred to Kreider Farms in order to complete the winding up of the Kreider 1 project.

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

As of September 30, 2022, the 2020 Convertible Obligation balances, including accrued interest, owed Bassani Family Trusts (and his donees), Smith and Edward Schafer (“Schafer”), a director of the Company, were $2,620,941, $1,335,199 and $503,813, respectively. As of September 30, 2021, the 2020 Convertible Obligation balances, including accrued interest, owed Bassani Family Trusts, Smith and Schafer were $2,526,492, $1,253,335 and $485,658, respectively.

During the three months ended September 30, 2022, Smith elected to add $20,000 of his salary to his 2020 Convertible Obligations.

During the three months ended September 30, 2022, Smith elected to convert $30,000 in principal of the 2020 Convertible Obligation to 60,000 units (60,000 common shares and 60,000 warrants) and $20,000 of accrued interest of the 2020 Convertible Obligation to 40,000 units (40,000 common shares and 40,000 warrants).

The Company recorded interest expense of $41,367 and $40,560 for the three months ended September 30, 2022 and 2021, respectively. The Company capitalized $30,688 and nil related to the 3G project for the three months ended September 30, 2022 and 2021, respectively.

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

The balances of the September 2015 Convertible Notes as of September 30, 2022, including accrued interest owed Bassani Family Trusts, Schafer and Shareholder, are $281,789, $21,009 and $449,535, respectively. The balances of the September 2015 Convertible Notes as of September 30, 2021, including accrued interest, were $172,765, $20,354 and $434,419, respectively.

The Company recorded interest expense of $6,366 and $5,366 for the years ended September 30, 2022 and 2021, respectively, on the September 2015 Convertible Notes.

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

During the years ended June 30, 2022, and 2021, the Company declared dividends of $1,000 and $2,000 respectively. The dividends are classified as a component of operations as the Series B Preferred stock is presented as a liability in these financial statements. There is no liability at September 30, 2022.

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

During the three months ended September 30, 2022, Smith elected to convert $30,000 in principal and $20,000 in accrued interest from the 2020 Convertible Obligation to 100,000 units at $.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until December 31, 2024.

During the three months ended September 30, 2022, 74,834 warrants were exercised to purchase 74,834 shares of the Company’s common stock at $0.75 per share for total proceeds of $56,125.

During the three months ended September 30, 2022, the Company issued 50,000 shares of the Company’s common stock to a consultant for services. The shares were issued at $1.60 per share for a total value of $80,000.

During the three months ended September 30, 2022, the Company entered into subscription agreements to sell units for $1.00 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2024, and pursuant thereto, the Company issued 320,000 units for total proceeds of $320,000.

Warrants:

As of September 30, 2022, the Company had approximately 20.6 million warrants outstanding, with exercise prices from $0.60 to $1.60 and expiring on various dates through November 9, 2026.

The weighted-average exercise price for the outstanding warrants is $0.76, and the weighted-average remaining contractual life as of September 30, 2022 is 2.2 years.

During the three months ended September 30, 2022, Smith elected to convert $30,000 in principal and $20,000 in accrued interest from the 2020 Convertible Obligation to 100,000 units at $.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until three years after the date of conversion.

During the three months ended September 30, 2022, the Company approved the issuance of 150,000 warrants, in aggregate, to three new members of its Advisory Group for advisory and/or consulting services of $15,000, in aggregate. The warrants are exercisable at $1.50 to $1.60 and expire in August 2025.

During the three months ended September 30, 2022, the Company approved the modification of existing warrants held by one former consultant and four investors, which extended certain expiration dates. The modifications resulted in incremental non-cash compensation of $154,933 and interest expenses of $4,500.

During the three months ended September 30, 2022, 74,834 warrants were exercised to purchase 74,834 shares of the Company’s common stock at $0.75 per share for total proceeds of $56,126.

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

The Company recorded compensation expense related to employee stock options of nil and nil for the three months ended 2022 and 2021, respectively. The Company granted nil options during the three months ended September 30, 2022 and 2021, respectively.

A summary of option activity under the 2006 Plan for the three months ended September 30, 2022 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2022	11,201,600	$0.80	2.7	$4,429,263
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2022	11,201,600	$0.80	2.48	$5,757,755

The total fair value of stock options that vested during the three months ended September 30, 2022 and 2021 was nil. As of September 30, 2022, the Company had no unrecognized compensation cost related to stock options.

8.       SUBSCRIPTION RECEIVABLE - AFFILIATES:

As of September 30, 2022, the Company has three interest bearing, secured promissory notes with an aggregate principal amount of $428,250 ($504,741, including interest) from Bassani which were received as consideration for purchases of warrants to purchase 5,565,000 shares, in aggregate, of the Company’s restricted common stock, which warrants have an exercise price of $0.75 and have expiry dates ranging from December 31, 2024 to December 31, 2025. The promissory notes bear interest at 4% per annum and are secured by portions of Bassani Family Trust’s 2020 Convertible Obligation and Bassani Family Trust’s September 2015 Convertible Notes. The secured promissory notes are payable July 1, 2024.

As of September 30, 2022, the Company has an interest bearing, secured promissory note for $30,000 ($34,987 including interest) from Smith as consideration to purchase warrants to purchase 300,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of December 31, 2024. The warrants have a 75% exercise bonus and the promissory note bears interest at 4% per annum, and is secured by $30,000 ($35,361, including interest) of Smith’s 2020 Convertible Obligations. The secured promissory note is payable on July 1, 2024.

As of September 30, 2022 the Company has two interest bearing, secured promissory notes with an aggregate principal amount of $46,400 ($55,472 including interest) from two former employees as consideration to purchase warrants to purchase 928,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.75 and have expiry dates of December 31, 2024. These warrants have a 90% exercise bonus. The promissory notes bear interest at 4% per annum, are secured by a perfected security interest in the warrants, and are payable on July 1, 2024.

These secured promissory notes are recorded as “Subscription receivable—affiliates” on the Company’s balance sheet pending payment.

9.       COMMITMENTS AND CONTINGENCIES:

Employment and consulting agreements:

Smith has held the positions of Director, Executive Chairman, President and General Counsel of Company and its subsidiaries under various agreements (and extensions) and terms since March 2003. On October 10, 2016, the Company approved a month to month contract extension with Smith which includes provisions for i) a monthly salary of $18,000 until the Board of Directors re-instates cash payments to all employees and consultants who are deferring compensation, ii) the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, until December 31, 2022, and iii) the right to convert his deferred compensation in whole or in part, at his sole election, at any time in any amount at “market” or into securities sold in the Company’s current/most recent private offering at the price of such offering to third parties. Smith agreed effective July 29, 2018 to continue to serve the Company under the same basic terms on a month-to-month basis. On May 1, 2022 Smith’s compensation was increased to $25,000 per month of which $5,000 a month is deferred. For the three months ended September 30, 2022 and 2021, Smith was paid $60,000 and $54,000, respectively, of cash compensation.

Since March 31, 2005, the Company has had various agreements with Bassani (and/or Brightcap which provided his services during some of the initial years), now the Company’s Chief Operating Officer (‘COO’) and formerly the Company’s Chief Executive Officer (‘CEO’), (any reference to Brightcap or Bassani for all purposes are the same individual). The Board appointed Bassani as the Company's CEO effective May 13, 2011. On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017, (with the Company having an option to extend the term an additional six months.) Pursuant to the Extension Agreement, Bassani continued to defer his cash compensation ($31,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation. During October 2016 Bassani was granted the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share, until March 15, 2018 (which was expanded on April 27, 2017 to the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, until June 30, 2024 (including extensions). During February 2018, the Company agreed to the material terms for a binding two-year extension agreement for Bassani’s services as CEO. Bassani’s salary remained $31,000 per month, which will continue to be accrued in part until there is adequate cash available. Additionally, the Company has agreed to pay him $2,000 per month to be applied to life insurance premiums (which sums have been accrued as liabilities). On August 1, 2018, in the context of extending his agreement to provide services to the Company on a full-time basis through December 31, 2022) plus 2 years after that on a part-time basis, the Company received an interest bearing secured promissory note for $300,000 from Bassani as consideration to purchase warrants to purchase 3,000,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of June 30, 2025. The promissory note is secured by a portion of Bassani’s 2020 Convertible Obligations and as of September 30, 2022, the principal and accrued interest was $351,812. For the three months ended September 30, 2022 and 2021, Brightcap was paid $75,000 and $60,000, respectively, of cash compensation.

William O’Neill (“O’Neill”) was hired as the Company’s Chief Executive Officer (“CEO”) effective May 1, 2022.  O’Neill had previously been working with the Company as a consultant and had been employed by the Company as its CEO during 2010-2011. Bassani, CEO of the Company since 2011, has assumed the position of COO while retaining existing operational management responsibilities and working with O’Neill on ‘commercialization’ of the Company’s technology and work related to JVs (and other transactions) based on the Company’s GEN3 Technology and related matters. Bassani’s compensation arrangements with the Company have not been altered in the context of the change of positions. The Company and O’Neill have entered into a thirty-seven (37) month employment agreement (subject to Board renewal for the final two (2) years during the 13th month) with compensation of $25,000 cash and $10,000 deferred compensation per month. An entity affiliated with O’Neill was issued 1,000,000 Incentive Warrants exercisable at $1.00 per share until April 30, 2026 of which up to 700,000 Incentive Warrants may be cancelled if O’Neill is not renewed at 13 months and/or fails to serve the entire contract term thereafter. These warrants each have a 75% exercise bonus if the terms set forth therein are met.  For the three months ended September 30, 2022 and 2021, O’Neill was paid $45,500 and nil, respectively, of cash compensation.

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

As of September 30, 2022, the execution/exercise bonuses ranging from 50-90% were applicable to 10,966,600 of the Company’s outstanding options and 17,612,151 of the Company’s outstanding warrants.

Effective May 1, 2022, an entity affiliated with O’Neill was issued 1,000,000 Incentive Warrants exercisable at $1.00 per share until April 30, 2026 of which up to 700,000 Incentive Warrants may be cancelled if O’Neill is not renewed at 13 months and/or fails to serve the entire contract term thereafter. These warrants each have a 75% exercise bonus if the terms set forth therein are met.

Purchase Order Agreement:

On January 28, 2022 Bion Environmental Technologies, Inc. (‘Bion’), on behalf of Bion 3G1 LLC (‘3G1’), a wholly-owned subsidiary, entered into a Purchase Order Agreement with Buflovak and Hebeler Process Solutions (collectively ‘Buflovak’) in the amount of $2,665,500 (and made the initial 25% payment ($666,375)) for the core of the ‘Bion System’ portion (without the crystallization  modules which will be ordered and fabricated pursuant to subsequent agreements) of the previously announced 3G Tech Initial Project. This Purchase Order encompasses the core of Bion’s 3G Technology. On March 21, 2022 the Company received progress notice re: completion of certain work in process and an invoice from Buflovak for the next 25% payment ($666,375).  On June 6, 2022 the Company received progress notice re: completion of certain work in process and an invoice from Buflovak for the next 25% payment ($666,375) which was paid on July 5, 2022 bringing the aggregate payments to $1,999,125 as of the date of this report. No invoices were received in the quarter ended September 30, 2022. Buflovak has worked with the Company on design and testing of its 3G Tech over several years. The basic design for the Initial Project’s Bion System is complete and procurement/fabrication has now been initiated.  3G1 is working in concert with Integrated Engineering Services, the primary site engineering firm for the facility, on the integration of all project components/modules at the Initial Project site. Additional agreements have been entered into various professional services providers (engineers, surveyors, etc.) for work related to the Initial Project.

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

B: Pennvest Loan and Dissolution of Bion PA1, LLC (“PA1”)

PA1, the Company’s wholly-owned subsidiary, was dissolved on December 29, 2021 on which date it owed approximately $10,010,000 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System including accrued interest and late charges totaling $2,255,802 as of that date. Through the date of the dissolution, PA1 was a wholly-owned subsidiary of the Company and its assets and liabilities were included on the Company’s consolidated balance sheet. At September 30, 2021, PA1’s total assets were $297 and its total liabilities were $10,154,334 (including the Pennvest Loan in the aggregate amount of $9,939,148, accounts payable of $214,235 and accrued liabilities of $950) which sums were included in the Company’s consolidated balance sheet in its Form 10-Q for the quarter ended September 30, 2021. Subsequent to the dissolution of PA1, its assets and liabilities are no longer consolidated and included in the Company’s consolidated balance sheet. As of December 29, 2021, PA1’s total assets were nil and its total liabilities were $10,234,501 (including the Pennvest Loan in the aggregate amount of $10,009,802, accounts payable of $212,263 and accrued liabilities of $12,436. The net amount of $10,234,501 was recognized as a gain on the legal dissolution of a subsidiary in other (income) expense.

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

On December 29, 2021, the Company approved and executed a ‘Consent of the Sole Member of Bion PA 1’ (the “Consent to Dissolution”) that authorized the complete liquidation and dissolution of PA1. A Statement of Dissolution was filed by PA1 with the Colorado Secretary of State on December 29, 2021.The liquidation value of Bion PA 1’s property is substantially below the current amount outstanding under the Funding Agreement dated October 27, 2010 by and between PA1 and Pennvest, the only known secured creditor of PA1. Post-dissolution, PA1’s activities will be limited entirely to activities required to properly distribute its net assets to creditors and wind down its business.

PA1 and Pennvest agreed to have the equipment sold by a third party auctioneer who  arranged for the sale of its property and delivery of all proceeds (net of commissions and customary costs of sale) to Pennvest. The auction took place during the period of May 13-18, 2022. The Company’s personnel assisted PA1 with this process as needed at no cost to PA1. The net sum of $104,725 was realized from the asset sale, which sum was delivered to Pennvest on June 15, 2022. Pursuant to agreement with Pennvest and Kreider Farms, the remaining unsold assets have been transferred to Kreider Farms in order to complete the winding up of the Kreider 1 project.

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

The future minimum lease payment under noncancelable operating lease with terms greater than one year as of September 30, 2022:

Year ended June 30, 2023	$43,750
Year ended June 30, 2024	75,000
Year ended June 30, 2025	31,250
Undiscounted cash flow	150,000
Less imputed interest	(17,888)
Total	$132,112

The weighted average remaining lease term and discounted rate related to the Company’s lease liability as of September 30, 2022 were 2.33 years and 10%, respectively. The Company’s lease discount rate is generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s lease cannot be readily determined.

10.        SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to September 30, 2022 for recognition and disclosure in the financial statements and notes to the financial statements.

On October 28, 2022 the Company entered into a subscription agreement to sell 26,230 units for $1.00 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2024 for total proceeds of $26,230.

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

These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and limited ability to obtain financing, unexpected costs, failure (or delay) to gain product certifications and/or regulatory approvals in the United States (or particular states) or foreign countries, loss (permanently or for any extended period of time) of the services of members of the Company’s small core management team (many of whom are age 70 or older) and failure to capitalize upon access to new markets. Additional risks and uncertainties that may affect forward looking statements about Bion's business and prospects include: i) delays and/or costs exceeding expectations relating to Bion's development of the Initial Project, JVs and/or Projects, ii) the possibility that markets for nutrient reduction credits (discussed below) and/or other ways to monetize nutrient reductions and other environmental benefits will be slow to develop (or not develop at all), iii) PA1’s dissolution and its effect on how the Company is viewed, (if any), iv) the possibility that competitors will develop more comprehensive and/or less expensive environmental solutions, v) delays in market awareness of Bion and our Systems, vi) uncertainties and costs increases related to research and development efforts to update and improve Bion’s technologies and applications thereof, and/or vii) failure of marketing strategies, each of which could have both immediate and long term material adverse effects by placing us behind our competitors and requiring expenditures of our limited resources.

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

BUSINESS OVERVIEW AND PLAN

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

During the first half of 2022 Bion began marketing our sustainable beef to retailers, food service distributors and the meat industry in the U.S.  In general, the response has been favorable. During July 2022, Bion announced a letter of intent (“Ribbonwire LOI”) to develop its first large-scale commercial project, a 15,000-head sustainable beef cattle feeding operation together with the Ribbonwire Ranch, in Dalhart, Texas (with a provision to expand to 60,000 head) (“Dalhart Project”). The Dalhart Project (and/or other Gen3Tech beef joint venture projects) will be developed to produce blockchain-verified, sustainable beef (with reduced the stress on cattle caused by extreme weather and temperatures and resulting higher feed/weight gain efficiency) while remediating the environmental impacts associated usually associated with cattle CAFOs. Bion’s patented technology will refine the waste stream into valuable coproducts that include clean water, renewable natural gas (RNG), photovoltaic solar electricity and organic fertilizer products. We anticipate converting the Ribbonwire LOI into a definitive joint venture agreement with Ribbonwire Ranch and creating distribution agreements with key retailers and food service distributors during the next six months.

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

Bion’s Gen3Tech was designed to capture and stabilize the assets contained in the livestock waste stream and produce renewable energy, fertilizer products, and clean water as part of the process of raising verifiably sustainable livestock. All steps and stages in the treatment process will be third-party verified, providing the basis for additional revenues, including renewable energy-related credits and, eventually, payment for ecosystem services, such as nutrient credits as described below. The same verified data will be used to substantiate the claims of a USDA-certified sustainable brand that will support premium pricing for the meat/ animal protein products that are produced in Bion facilities.

Our business plan is focused on executing multiple agreements and letters of intent related to the “Bion Beef Opportunity” and commencing development of multiple sustainable beef joint venture projects over the next twelve-eighteen (12-18) months while moving forward with the Initial Project (see below) and the Dalhart Project (and/or other Gen3Tech beef joint venture projects). Bion also intends to pursue other opportunities in the livestock industry enabled by our Gen3Tech business model. The Ribbonwire LOI announcement has generated significant interest within the livestock industry (among ranchers, feedlot operators, farmers and other AG industry parties). We believe that this interest, combined with consumer interest in ‘sustainable products’ and the growing enthusiasm among some livestock industry parties for environmental/sustainable/regenerative practices, provides Bion (and its partners/venturers) with an opportunity to move forward with a truly sustainable solution in this industry segment.

At present, there is essentially no traceable and verifiable ‘sustainable beef’ available to the US market except for niche products. In response to consumer demand for transparency and sustainability, Bion expects the meat industry in general, and beef specifically, to evolve towards using new technologies to deliver these attributes in their products. While we anticipate a faster adoption of tracking, verification and sustainability technologies in other perishable food categories like produce and dairy due to their harvest and production techniques, meat industry leaders have also announced their willingness to move forward with initiatives in this area. Bion predicts that within approximately five years, consumers will be able to track and verify claims including sustainability on 25% (or more) of the products merchandised in the meat department. Bion believes that the retail market share of verifiably sustainable beef in the US will approach 7-10 % within three (3) years (end of 2025) and 25% in five (5) years (end of 2027) (approximately 2,000,000 cattle annually) (and more thereafter). If Bion can successfully execute on its sustainable beef business plan, facilities utilizing Bion’s Gen3Tech platform will provide one-third (1/3) or more of that premium market segment (and a higher portion of meat that is actually traceable and verifiably sustainable). Our goal is to have multiple sustainable beef projects under development (within 3-5 distinct JVs) by the end of 2023. Our first commercial project is likely to be the Dalhart Project but we anticipate commencing additional sustainable beef projects during 2023 as well. Our current target is to have at least three (3) facility modules (15,000 head per module)(“Modules”) in development/under construction during 2023 in three (3) different JVs with the initial barns being populated with livestock by fall/winter 2024-25. Further expansion in the number of distinct JVs is projected through 2025 aiming at 5-10 JVs in process --- each of which JVs will be pursuing development of multiple Modules with targets of 12-15 populated Modules by the end of 2025 (approximately 2%-3% of the US beef market) and 30-45 Modules constructed and populated by 2027-28 (approximately 6%-8% of the US beef market) with further expansion thereafter. Bion’s current goal is that its Gen3Tech platform will be utilized to produce 33% of the verifiable “sustainable beef” category at the end of the period (which will equal approximately 2 million cattle annually)(45 Modules).

During this five (5) year period, the Company also anticipates having additional Gen3Tech projects underway in the pork/dairy/egg sectors of the US animal protein market.

During the next six months, the Company intends to construct and begin operations of phase 1 of our Initial Project located near Fair Oaks, Indiana. Bion expects the Initial Project to provide data that illustrates the effectiveness of our Gen3Tech in a commercial setting by the end of the 2nd quarter in 2023 and supports development of the Dalhart Project (and/or other Gen3Tech beef joint venture projects) during 2023.  We believe this data will also provide additional potential stakeholders (cattle producers, cattle feeders, packers, distributors, retailers and financial institutions) with the information they need to proceed with confidence in collaborating with Bion on multiple new projects (see below).

Bion is now focused primarily on: i) development/construction of the Initial Project, our initial commercial-scale Gen3Tech installation, ii) development/construction of the Dalhart Project (and/or other Gen3Tech beef joint venture projects), iii) developing applications and markets for its low carbon organic fertilizer products and its sustainable (conventional and organic) animal protein products, and iv) discussions regarding initiation and development of agreements and joint ventures (“JVs” as discussed below) (and related projects) based on the augmented capabilities of our Gen3Tech business platform (in the sustainable beef and other livestock segments), while (v) continuing to pursue business opportunities related to large retrofit projects (such as the Kreider poultry project JV described below) and vi) ongoing R&D activities.

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

For additional information regarding our ‘HISTORY, BACKGROUND AND CURRENT ACTIVITIES’,  see discussion in Notes to the Financial Statements (particularly Notes 1,3,5,and 9) included in this report and Item 1 in our annual report on Form 10-K.

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

Pursuant to ASC Topic 815 “Derivatives and Hedging” (“Topic 815”), the Company reviews all financial instruments for the existence of features which may require fair value accounting and a related mark-to-market adjustment at each reporting period end. Once determined, the Company assesses these instruments as derivative liabilities. The fair value of these instruments is adjusted to reflect the fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. As of September 30, 2022 and 2021, there are no derivative financial instruments.

Options:

The Company has issued options to employees and consultants under its 2006 Plan to purchase common shares of the Company. Options are valued on the grant date using the Black-Scholes option-pricing model. The expected volatility is based on the historical price volatility of the Company’s common stock. The dividend yield represents the Company’s anticipated cash dividend on common stock over the expected term of the stock options. The U.S. Treasury bill rate for the expected term of the stock options was utilized to determine the risk-free interest rate. The expected term of stock options represents the period of time the stock options granted are expected to be outstanding based upon management’s estimates.

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

THREE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2021

Revenue

Total revenues were nil for both the three months ended September 30, 2022 and 2021.

General and Administrative

Total general and administrative expenses were $866,000 and $491,000 for the three months ended September 30, 2022 and 2021, respectively.

Salaries and related payroll tax expenses were $171,000 and $97,000, for the three months ended September 30, 2022 and 2021, respectively, representing a $74,000 increase. Consulting costs were $118,000 and $152,000 for the three months ended September 30, 2022 and 2021, respectively. The $34,000 decrease in consulting costs is due to the capitalization of Brightcap’s consulting expense to the 3G Project. Investor relations expenses were $249,000 and $86,000 for the three months ended September 30, 2022 and 2021, respectively, and the $163,000 increase is due to a new contract with an investor relations firm and increased activity during the three months ended September 30, 2022 due to the resumption of investor conferences and other matters. Legal costs were $8,000 and $25,000 for the three months ended September 30, 2022 and 2021, respectively due to less outside legal activities in the quarter.

Depreciation

Total depreciation expense was $330 and $248 for the three months ended September 30, 2022 and 2021, respectively.

Research and Development

Total research and development expenses were $28,000 and $62,000 for the three months ended September 30, 2022 and 2021, respectively, representing a $34,000 decrease due to less legal and consulting costs allocated to research and development.

Salaries and related payroll tax expenses were $3,000 and $7,000 for the three months ended September 30, 2022 and 2021, respectively, as more salary expense was allocated to administrative expense for the three months ended September 30, 2022. Consulting costs were $17,000 and $32,000 for the three months ended September 30, 2022 and 2021, respectively. The decrease in consulting is due to capitalizing costs on the 3G project.   The Company also incurred $3,000 and $21,000 for the three months ended September 30, 2022 and 2021, respectively in legal costs related to patent applications and renewals.

Loss from Operations

As a result of the factors described above, the loss from operations was $895,000 and $553,000 for the three months ended September 30, 2022 and 2021, respectively.

Other (Income) Expense

Other expense was $24,000 and $111,000 for the three months ended September 30, 2022 and 2021, respectively and was all attributed to interest expense for both periods. The decrease in interest expense is largely due to there being no interest expense related to the Pennvest loan during the three months ended September 30, 2022 and capitalizing interest of $31,000 to the 3G project.

Interest expense related to deferred compensation, loan payable and convertible notes prior to capitalization was $52,000 and $112,000 for the three months ended September 30, 2022 and 2021, respectively. Interest expense related to investor warrant modifications was $4,500 and nil for the three months ended September 30, 2022 and 2021.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was nil and $506 for the three months ended September 30, 2022 and 2021, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $919,000 and $663,000 for the three months ended September 30, 2022 and 2021, respectively, and the net loss per basic common share was $.02 and $.02 for the three months ended September 30, 2022 and 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements for the three months ended September 30, 2022 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2022 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of September 30,2022, the Company had cash of approximately $1,898,000. During the three months ended September 30, 2022, net cash used in operating activities was $1,316,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance, legal, accounting, consulting and investor relations expenses as well as the purchase of property and equipment. Cash expenditures were offset by proceeds from financing activities, primarily the exercise of warrants. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

During the three months ended September 30, 2022, the Company invested $323,000 in the purchase of property and equipment, primarily related to project construction in process.

Financing Activities

During the three months ended September 30, 2022, the Company received gross cash proceeds of $56,125 from the exercise of 74,834 warrants into shares of the Company’s common stock.

During the three months ended September 30, 2022, the Company entered into subscription agreements to sell units for $1.00 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2024, and pursuant thereto, the Company issued 320,000 units for total proceeds of $320,000.

As of September 30, 2022, the Company has debt obligations consisting of: a) deferred compensation of $654,000 and b) convertible notes payable – affiliates of $5,212,000.

Plan of Operations and Outlook

As of September 30, 2022, the Company had cash of approximately $1,898,000.

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

See Item 2 below and Note 5 (“Pennvest Loan and Bion PA1 LLC (“PA1”) Dissolution”) to the Financial Statements included in this report and the Company’s Forms 10-K for the year ended June 30, 2022 (and the years 2009-2021) for discussion and more details related to the dissolution of PA1, the Pennvest Loan and the

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

The future minimum lease payment under noncancelable operating lease with terms greater than one year as of September 30, 2022:

Year ended June 30, 2023	$43,750
Year ended June 30, 2024	75,000
Year ended June 30, 2025	31,250
Undiscounted cash flow	150,000
Less imputed interest	(17,888)
Total	$132,112

The weighted average remaining lease term and discounted rate related to the Company’s lease liability as of September 30, 2022 were 2.33 years and 10%, respectively. The Company’s lease discount rate is generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s lease cannot be readily determined.

Through 3G1 the Company is in the process of developing the Initial Project. See discussion above and in the Notes to our Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and has concluded that, as of that date, our disclosure controls and procedures were not effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act, as a result of the material weakness in internal control over financial reporting discussed in Item 9(A) of our Form 10-K for the year ended June 30, 2022.

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

A:Website: Domain Sale/Resolved Litigation/Hacking/Theft

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

B: Dissolution of Bion PA1, LLC (“PA1”)

PA1, the Company’s wholly-owned subsidiary, was dissolved on December 29, 2021 on which date it owed approximately $10,010,000 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System including accrued interest and late charges totaling $2,255,802 as of that date. Through the date of the dissolution, PA1 was a wholly-owned subsidiary of the Company and its assets and liabilities were included on the Company’s consolidated balance sheet. At September 30, 2021, PA1’s total assets were $297 and its total liabilities were $10,154,334 (including the Pennvest Loan in the aggregate amount of $9,939,148, accounts payable of $214,235 and accrued liabilities of $950) which sums were included in the Company’s consolidated balance sheet in its Form 10-Q for the quarter ended September 30, 2021. Subsequent to the dissolution of PA1, its assets and liabilities are no longer consolidated and included in the Company’s balance sheet. As of December 29, 2021, PA1’s total assets were nil and its total liabilities were $10,234,501 (including the Pennvest Loan in the aggregate amount of $10,009,802, accounts payable of $212,263 and accrued liabilities of $12,436. The net amount of $10,234,501 was recognized as a gain on the legal dissolution of a subsidiary in other (income) expense.

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

On December 29, 2021, the Company approved and executed a ‘Consent of the Sole Member of Bion PA 1’ (the “Consent to Dissolution”) that authorized the complete liquidation and dissolution of PA1. A Statement of Dissolution was filed by PA1 with the Colorado Secretary of State on December 29, 2021.The liquidation value of Bion PA 1’s property is substantially below the current amount outstanding under the Funding Agreement dated October 27, 2010 by and between PA1 and Pennvest, the only known secured creditor of PA1. Post-dissolution, PA1’s activities will be limited entirely to activities required to properly distribute its net assets to creditors and wind down its business.

PA1 and Pennvest agreed to have the equipment sold by a third party auctioneer who  arranged for the sale of its property and delivery of all proceeds (net of commissions and customary costs of sale) to Pennvest. The auction took place during the period of May 13-18, 2022. The Company’s personnel assisted PA1 with this process as needed at no cost to PA1. The net sum of $104,725 was realized from the asset sale, which sum was delivered to Pennvest on June 15, 2022. Pursuant to agreement with Pennvest and Kreider Farms, the remaining unsold assets have been transferred to Kreider Farms in order to complete the winding up of the Kreider 1 project.

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

PA1 has made no payments to vendors or other creditors in connection with the dissolution other than the payment to Pennvest described above. No distributions or payments of any kind have ever been made to the Company, the sole member of PA1, since inception and no payment will be made to the Company or any affiliate in connection with the dissolution.

For more information regarding the history and background of the Pennvest Loan and PA1, please review our Form’s 10-K for the years from 2008 through 2021 including the Notes to the Financial Statements included therein.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2022, the Company sold the following restricted securities: a) 100,000 shares of common stock issued pursuant to our 2006 Consolidated Incentive Plan (“Plan”) upon the conversion of debt, b) 50,000 shares issued to entities for services valued at $80,000 c) 74,834 shares of common stock issued pursuant to exercise of 78,834 warrants at $0.75/warrant and the Company received gross proceeds of $56,126 and d) the Company sold 320,000 units at $1.00 per unit consisting of one share of the Company’s restricted common stock and one  warrant to purchase one share of the Company’s restricted common stock at $1.25 until December 31, 2023 and received gross proceeds of $320,000. All of these transactions the Company relied on the exemptions in Section 4(2) of the Securities Act of 1933, as amended, and/or under Rule 506 of Regulation D under the Securities Act of 1933, as amended. See Notes to Financial Statements (included herein) for additional details.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: November 14, 2022	By:	/s/ Mark A. Smith
Mark A. Smith, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 14, 2022	By:	/s/ William O’Neill
William O’Neill, Chief Executive Officer

