Form 10-Q
period 2022-12-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2023-02-08
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

On February 8, 2023, there were 44,329,884 Common Shares issued and 43,625,575 Common Shares outstanding.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2022	2022
	(unaudited)

ASSETS

Current assets:
Cash	$1,101,450	$3,160,442
Prepaid expenses	77,488	157,550
Deposits and other assets	1,000	1,000

Total current assets	1,179,938	3,318,992

Operating lease right-of-use asset	120,058	145,787
Property and equipment, net (Note 3)	3,836,097	2,895,558

Total assets	$5,136,093	$6,360,337

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$523,277	$1,360,644
Deferred compensation (Note 4)	714,222	594,798

Total current liabilities	1,237,499	1,955,442

Operating lease liability	135,443	128,864
Convertible notes payable - affiliates (Note 6)	5,300,025	5,170,610

Total liabilities	6,672,967	7,254,916

Deficit:
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 50,000 shares authorized, no shares issued and outstanding	—	—
Series C Convertible Preferred stock, $0.01 par value, 60,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 250,000,000 shares authorized, 44,529,884 and 43,758,820 shares issued, respectively; 43,825,575 and 43,054,511 shares outstanding, respectively	—	—
Additional paid-in capital	124,627,172	123,620,046
Subscription receivable - affiliates (Note 8)	(504,650)	(504,650)
Accumulated deficit	(125,696,969)	(124,047,548)

Total Bion's stockholders’ deficit	(1,574,447)	(932,152)

Noncontrolling interest	37,573	37,573

Total deficit	(1,536,874)	(894,579)

Total liabilities and deficit	$5,136,093	$6,360,337

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021
(UNAUDITED)

	Three months ended December 31,		Six months ended December 31,
	2022	2021	2022	2021

Revenue	$—	$—	$—	$—

Operating expenses:
General and administrative (including stock-based compensation)	630,542	617,963	1,497,036	1,109,096
Depreciation	394	332	724	580
Research and development (including stock-based compensation)	15,148	54,404	43,591	116,213

Total operating expenses	646,084	672,699	1,541,351	1,225,889

Loss from operations	(646,084)	(672,699)	(1,541,351)	(1,225,889)

Other (income) expense:
Interest income	(1,375)	(1,269)	(3,310)	(2,763)
Interest expense	85,285	118,365	111,380	230,545
Gain on legal dissolution of subsidiary	—	(10,234,501)	—	(10,234,501)

Total other expense	83,910	(10,117,405)	108,070	(10,006,719)

Net income (loss)	(729,994)	9,444,706	(1,649,421)	8,780,830

Net loss attributable to the noncontrolling interest	—	489	—	995

Net income (loss) applicable to Bion's common stockholders	$(729,994)	$9,445,195	$(1,649,421)	$8,781,825

Net income (loss) applicable to Bion's common stockholders per basic and diluted common share	$(0.02)	$0.23	$(0.04)	$0.21

Weighted-average number of common shares outstanding:
Basic and diluted	43,620,051	41,088,992	43,533,789	40,904,342

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

(UNAUDITED)

Six months ended December 31, 2021	Bion's Stockholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in	Subscription Receivables for	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Shares	deficit	interest	equity/(deficit)

Balances, July 1, 2021	—	$—	—	$—	41,315,986	$—	121,399,067	$(504,650)	$(132,339,873)	$39,117	$(11,406,339)
Warrants exercised for common shares	—	—	—	—	139,334	—	104,500	—	—	—	104,500
Commissions on warrant exercises	—	—	—	—	10,000	—	(1,000)	—	—	—	(1,000)
Conversion of debt and liabilities	—	—	—	—	10,253	—	5,126	—	—	—	5,126
Net income (loss)	—	—	—	—	—	—	—	—	(663,370)	(506)	(663,876)
Balances, September 30, 2021	—	$—	—	$—	41,475,573	$—	$121,507,693	$(504,650)	$(133,003,243)	$38,611	$(11,961,589)
Warrants exercised for common shares	—	—	—	—	2,176,216	—	1,632,162	—	—	—	1,632,162
Commissions on warrant exercises	—	—	—	—	56,860	—	(17,601)	—	—	—	(17,601)
Conversion of debt and liabilities	—	—	—	—	25,171	—	12,585	—	—	—	12,585
Modification of warrants	—	—	—	—	—	—	8,337	—	—	—	8,337
Issuance of warrants	—	—	—	—	—	—	7,500	—	—	—	7,500
Net income (loss)	—	—	—	—	—	—	—	—	9,445,195	(489)	9,444,706
Balances, December 31, 2021	—	$—	—	$—	43,733,820	$—	$123,150,676	$(504,650)	$(123,558,048)	$38,122	$(873,900)

Six months ended December 31, 2022	Bion's Stockholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in	Subscription Receivables for	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Shares	deficit	interest	equity/(deficit)
Balances, July 1, 2022	—	$—	—	$—	43,758,820	$—	$123,620,046	$(504,650)	$(124,047,548)	$37,573	$(894,579)
Sale of units	—	—	—	—	320,000	—	320,000	—	—	—	320,000
Warrants exercised for common shares	—	—	—	—	74,834	—	56,125	—	—	—	56,125
Issuance of units for services	—	—	—	—	50,000	—	80,000	—	—	—	80,000
Issuance of warrants for services	—	—	—	—	—	—	15,000	—	—	—	15,000
Conversion of debt and liabilities	—	—	—	—	100,000	—	50,000	—	—	—	50,000
Modification of warrants	—	—	—	—	—	—	159,433	—	—	—	159,433
Net loss	—	—	—	—	—	—	—	—	(919,427)	—	(919,427)
Balances, September 30, 2022	—	$—	—	$—	44,303,654	$—	$124,300,604	$(504,650)	$(124,966,975)	$37,573	$(1,133,448)
Sale of units	—	—	—	—	226,230	—	226,230	—	—	—	226,230
Issuance of warrants for services	—	—	—	—	—	—	32,250	—	—	—	32,250
Modification of warrants	—	—	—	—	—	—	68,088	—	—	—	68,088
Net loss	—	—	—	—	—	—	—	—	(729,994)	—	(729,994)
Balances, December 31, 2022	—	$—	—	$—	44,529,884	$—	$124,627,172	$(504,650)	$(125,696,969)	$37,573	$(1,536,874)

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

(UNAUDITED)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,649,421)	$8,780,830
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on legal dissolution of subsidiary	—	(10,234,501)
Depreciation expense	724	580
Accrued interest on loans payable, deferred compensation and other	43,292	248,409
Stock- based compensation	223,021	13,125
Stock-based compensation for services	127,250	—
Decrease in prepaid expenses	80,062	77,326
Increase (decrease) in accounts payable and accrued expenses	(949,097)	130,628
Decrease (increase) in operating lease assets and liabilities	32,308	(49,230)
Increase in deferred compensation	170,000	179,867

Net cash used in operating activities	(1,921,861)	(852,966)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(739,486)	(92,134)

Net cash used in investing activities	(739,486)	(92,134)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of units	546,230	—
Proceeds from exercise of warrants	56,125	1,736,662
Commissions on exercise of warrants	—	(18,601)
Redemption of Preferred Series B shares and interest	—	(41,000)

Net cash provided by financing activities	602,355	1,677,061

Net increase (decrease) in cash	(2,058,992)	731,961

Cash at beginning of year	3,160,442	4,216,321

Cash at end of year	$1,101,450	$4,948,282

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Non-cash investing and financing transactions:
Conversion of debt and liabilities into common units	$50,000	$17,711
Conversion of debt and liabilities into notes payable	$23,943	$—
Conversion of deferred compensation to notes payable	$60,000	$190,000
Capitalized interest in property and equipment	$66,104	$—
Shares issued for warrant exercise commissions	$—	$50,145
Purchase of property and equipment for accounts payable	$135,673	$54,800

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

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

Our patented and proprietary technology provides advanced waste treatment and resource recovery for large-scale livestock production facilities (also known as “Concentrated Animal Feeding Operations” or “CAFOs"). Livestock production and its waste, particularly from CAFOs, has been identified as one of the greatest soil, air, and water quality problems in the U.S. today.  Application of our third-generation technology and business/technology platform (“Gen3Tech”) can largely mitigate these environmental problems, while simultaneously improving operational/ resource efficiencies by recovering high-value co-products from the CAFOs’ waste stream. These waste stream ‘assets’ – nutrients and methane – have traditionally been wasted or underutilized and are the same ‘pollutants’ that today fuel harmful algae blooms, contaminate surface groundwater, and exacerbate climate change.

Bion’s business model and technology platform can create the opportunity for joint ventures (in various contractual forms) (“JVs”) between the Company and large livestock/food/fertilizer industry participants based upon the supplemental cash flow generated by implementation of our Gen3Tech business model, which cash flows will support the costs of technology implementation (including servicing related debt). We anticipate this will result in substantial long-term value for Bion. In the context of such JVs, we believe that the verifiable sustainable branding opportunities (conventional and organic) in meat will represent the single largest enhanced revenue contributor provided by Bion to the JVs (and Bion licensees). The Company believes that the largest portion of its business with be conducted through such JVs, but a material portion may involve licensing and or other approaches.

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

During the first half of 2022 Bion began marketing our sustainable beef to retailers, food service distributors and the meat industry in the U.S.  In general, the response has been favorable. During July 2022, Bion announced a letter of intent (“Ribbonwire LOI”) to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with the Ribbonwire Ranch, in Dalhart, Texas (with a provision to expand to 60,000 head) (“Dalhart Project”). During January 2023 Bion announced a letter of intent (“Olson LOI”) to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with the Olson Feeders and TD Angus, near North Platte, Nebraska (with a provision to expand to 45,000 head or more) (“Olson Project”). The Olson Project and the Dalhart Project (and subsequent Projects) will be developed to produce blockchain-verified, sustainable beef in customized covered barns (with reduced stress on cattle caused by extreme weather and temperatures and resulting higher feed/weight gain efficiency) with ongoing manure transfer to anaerobic digesters (AD) to both capture nitrogen from the manure stream before loss to the atmosphere and generating renewable natural gas (RNG) for sale while remediating the environmental impacts associated usually associated with cattle CAFOs. Bion’s patented technology will refine the waste stream into valuable coproducts that include clean water, RNG, photovoltaic solar electricity and organic fertilizer products. We anticipate converting the Ribbonwire LOI and Olson LOI into a definitive joint venture agreements and creating distribution agreements with key retailers and food service distributors during the next six-nine months.

Our business plan is focused on executing multiple agreements and letters of intent related to additional sustainable beef joint venture projects over the next twelve months while moving forward with the Initial Project (see below) and the Dalhart and Olson Projects (and/or other Gen3Tech beef JV projects) and pursuing other opportunities in the livestock industry enabled by our Gen3Tech business model.  The Ribbonwire and Olson LOI announcements have generated significant interest within the livestock industry (among ranchers, feedlot operators, farmers and other AG industry parties). We believe that this interest, combined with consumer interest in ‘sustainable products’ and growing enthusiasm among some livestock industry parties for environmental/sustainable/regenerative practices, may provide Bion (and its partners/venturers) with an opportunity to move forward with a truly sustainable solution in this industry segment at a rapid pace.

During the next three months, the Company intends to complete construction and begin operations of phase 1 of our Initial Project located near Fair Oaks, Indiana. Bion expects the Initial Project to provide data that illustrates the effectiveness of our Gen3Tech in a commercial setting by the end of the 2nd quarter in 2023 and supports development of the Dalhart and Olson Projects (and/or other Gen3Tech beef JV projects) commencing later during 2023.  We believe this data will also provide additional potential stakeholders (cattle producers, cattle feeders, packers, food distributors and retailers and financial institutions) with the information they need to proceed with confidence in collaborating with Bion on multiple new projects (see below).

Bion is now focused primarily on: i) development/construction/operation of the Initial Project, our initial commercial-scale Gen3Tech installation, ii) pre-development planning of the Dalhart and Olson Projects (and/or other Gen3Tech beef JV projects), iii) developing applications and markets for its low carbon organic fertilizer products and its sustainable (conventional and organic) animal protein products, and iv) discussions regarding initiation and development of agreements and joint ventures (“JVs” as discussed below) (and related projects) based on the augmented capabilities of our Gen3Tech business platform (in the sustainable beef and other livestock segments), while (v) continuing to pursue business opportunities related to large retrofit projects (such as the Kreider poultry project JV described below) and vi) ongoing R&D activities.

HISTORY, BACKGROUND AND CURRENT ACTIVITIES

Since the Company’s inception, Bion has designed and developed advanced waste treatment systems for livestock. The first and second generations of Bion’s technology platform were biological systems, primarily focused on nutrient control. Over 30 of these systems were deployed at New York dairies, Florida food processing facilities and dairies, North Carolina hog farms, a Texas dairy and a Pennsylvania dairy (“Kreider 1 Project”). The systems were highly effective at their intended purpose: capturing nitrogen and phosphorus. They produced BionSoil as a byproduct, which was a remarkably effective soil amendment/ fertilizer product, but whose value was not enough to support a viable business model. As such, these early technology iterations were largely dependent on either implementation of new regulations requiring waste treatment, or subsidy/ incentive programs that would provide ‘payment for ecosystem services’. By the mid-2010’s, it became apparent that neither of these options were imminent or even assured, so the Company initiated the steps to reimagine and redesign its technology.

From 2016 to 2021 fiscal years, the Company focused most of its activities and resources on developing, testing and demonstrating the third generation of its technology and technology platform (“Gen3Tech”) that was developed with an emphasis producing more valuable co-products from the waste treatment process, including renewable natural gas and ammonium bicarbonate, a low-carbon, organic ’pure’ nitrogen fertilizer product while raising livestock in a verifiably sustainable manner to generate premium sustainable meat products.

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

The Company believes that its Gen3Tech, in addition to providing superior environmental remediation, creates opportunities for large scale production of i) verifiably sustainable, branded livestock products and ii) verifiably sustainable organic-branded livestock products, both of which will command premium pricing (in part due to ongoing monitoring and third-party verification of environmental performance which will provide meaningful assurances to both consumers and regulatory agencies). Each of these two distinct market segments (which the Company intends to pursue in parallel) presents a large production/marketing opportunity for Bion. Our Gen3Tech will also produce (as co-products) biogas, solar photovoltaic electricity in appropriate locations, and valuable low carbon organic fertilizer products, which can be utilized in the production of organic grains for use as feed for raising organic livestock (some of which may be utilized in the Company’s JV projects) and/or marketed to the growing organic fertilizer market.

During July 2022 and January 2023, the Company entered into letters of intent with Ribbonwire Ranch (Dalhart, Texas) and Olson Feeders, North Platte, Nebraska, respectively, setting forth the parties’ intentions to negotiate joint venture agreements and enter into JVs to develop and operate initial 15,000 head integrated, sustainable beef facility for each Project including:

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
c)	a Bion Gen3Tech module (which will utilize the recycled CO2 to increase ammonium bicarbonate recovery) for the production of ammonium bicarbonate fertilizer for use in organic crop production (plus residual organic solids and clean water), and
d)	which will produce verifiably sustainable beef products with USDA certified branding.

The Dalhart Project and the Olson Project, respectively, will include expansion capability up to 60,000 and 45,000 (or more) head of cattle, in aggregate, located at/around/contiguous to the initial Project facilities.

The opportunity presented by the Ribbonwire LOI and Olson LOI to commercialize the Company’s Gen3Tech and business model matured more quickly than anticipated (reflecting strong industry and public momentum in favor of verifiably sustainable food ventures). As a result, we have shifted our plans to focus resources and make our initial 15,000 head modules a reality as soon as possible.

To place the Olson and Dalhart Projects in the context of Company’s business plan (and our prior public disclosure), if the contemplated JV moves forward on the timelines set forth in the LOIs, active development of the Dalhart Project and/or Olson Project will commence during the second half of 2023.

Prior to such activity, the Company intends to construct and operate the initial phase of the previously announced Gen3Tech demonstration project near Fair Oaks, Indiana (“Initial Project”): i) to validate our existing data and modeling at commercial scale and ii) to optimize the Bion Gen3Tech module for finalization of design parameters and fabrication details of our planned 15,000 head commercial facilities (including the Dalhart and Olson Projects). For the purposes of this initial phase, the Company, in order to accelerate the data acquisition phase, intends to utilize anaerobic digester effluent from the nearby/contiguous Fair Oaks dairy. Construction and related activities of this demonstration project have commenced with main module assembly on site targeted to commence during February 2023 (somewhat delayed due to supply chain constraints) followed by operations through the first half of 2023 (and thereafter) to generate the required information. Thereafter, the Company will evaluate what, if any, additional facilities and testing will take place at that location.

The Company anticipates that it will negotiate additional letters of intent and enter into additional joint ventures related to the development of further commercial-scale sustainable beef projects over the next 6-18 months in addition to the Dalhart and Olson Projects.

As previously disclosed, during late September 2021, Bion entered into a lease for the development site of the Initial Project, our initial commercial scale Gen3Tech project, which Initial Project will be located on approximately four (4) acres of leased land near Fair Oaks, Indiana, and a related agreement regarding disposal of certain manure effluent with the Curtis Creek Dairy unit of Fair Oaks Farms (“FOF”). Design and pre-development work commenced during August 2021 and surveying, site engineering and other site-specific engineering and design work is largely completed. Fabrication of the primary Gen3Tech equipment modules for the Initial Project commenced during January 2022. Construction work has been largely completed to to prepare for the arrival in mid-February of the main modules of the Gen3Tech system. The Initial Project was initially planned to be an environmentally sustainable beef cattle feeding facility, equipped with state-of-the-art housing and Bion’s 3G-Tech platform to provide waste treatment and resource recovery. Bion designed the project to house and feed approximately 300 head of beef cattle. If all phases of the Initial Project are constructed, the facility will include Bion’s Gen3Tech platform including: i) covered barns (possibly including roof top solar photovoltaic generation), ii) anaerobic digestion for renewable energy recovery, iii) livestock waste treatment and resource recovery technology, iv) Bion’s ammonium bicarbonate recovery and crystallization technology and iv) data collection software to document system efficiencies and environmental benefits (with the Bion Gen3Tech facilities capable of treating the waste from approximately 1,500 head). The facility will be large enough to demonstrate engineering capabilities of Bion’s Gen3Tech at commercial scale, but small enough that it can be constructed and commissioned relatively quickly. Originally, construction and onsite assembly operations were targeted to commence sometime late in 2022, however, supply chain backlogs have delayed likely delivery dates for core modules of the Bion system to the site until sometime during February 2023. 3G1 has been moving forward with the development process of the Initial Project. See Note 3 “Property and Equipment” and Note 10 “Subsequent Events” (for activities since the start of the third quarter of the 2023 fiscal year).

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

Upon completing the primary goals of phase 1 of the Initial Project, (coupled with progress regarding organic certifications(s) for our solid ammonium bicarbonate fertilizer product line), Bion expects to be ready to move forward with its plans for development (and related project financing) of much larger facilities including the Dalhart and Olson Projects. The Company anticipates that discussions and negotiations it has begun (together with additional opportunities that will be generated over the next 6-12 months) regarding potential JVs with strategic partners in the financial, livestock and food distribution industries to develop large scale projects will continue during the development/construction of the Initial Project with a 2023-24 goal of establishing multiple JV’s for large scale projects that will produce sustainable and/or sustainable-organic corn-fed beef. These products will be supported by a USDA PVP-certified sustainable brand that will, initially, highlight reductions in carbon and nutrient footprint, as well as pathogen reductions associated with foodborne illness and antibiotic resistance, along with the organic designation where appropriate. Bion has successfully navigated the USDA PVP application process previously, having received conditional approval of its 2G Tech platform (pending resubmission and final site audits), and is confident it will be successful in qualifying its Gen3Tech platform.

After the basic technology start-up milestones of the Initial Project (primarily optimization and steady-state operations of the core modules of our Gen3Tech platform) have been met, the core modules may be re-located to a subsequent more permanent location to be determined at a later date. The Company is in discussion with the University of Nebraska-Lincoln to jointly develop an integrated beef facility based on Bion’s Gen3Tech and business model at its Klosterman Feedyard Innovation Center (“KFIC”) including innovative barns, an anaerobic digester and a Bion Gen3Tech system to conduct ongoing research and development related thereto and the KFIC is a possible site for the long term re-location of the core modules. This venture, if it moves forward, is anticipated to include joint preparation of applications for grants and other funding from the USDA (‘climate smart’ program, rural development, etc.) and other sources. The Company is also considering re-locating the core modules of the Initial Project to Dalhart, Texas, where they may be integrated into the first phases of the Dalhart Project or a separate smaller organic beef project.

The Company’s initial ammonium bicarbonate liquid product completed its Organic Materials Review Institute (“OMRI”) application and review process with approval during May 2020. Applications for our first solid ammonium bicarbonate product line have been filed with OMRI, the California Department of Food & Agriculture (“CDFA”) and the Iowa Organic Program (“IOP”) and are in the review processes (which is likely to require an extended period of time and multiple procedural steps, in part due to the novel nature of our Gen3Tech in the context of organic certifications). See ‘Organic Fertilizer’ below.

Additionally, the Company believes there will also be opportunities to proceed with selected ‘retrofit projects’ of existing facilities (see ‘Gen3Tech Kreider 2 Poultry Project’ below as an example) in the swine, dairy and poultry industries utilizing our Gen3Tech.

Bion believes that substantial unmet demand currently exists– potentially very large – for ‘real’ meat/dairy/egg products that offer the verifiable/believable sustainability consumers seek, but with the taste and texture they have come to expect from American beef and pork, dairy and poultry. Numerous studies demonstrate the U.S. consumers’ preferences for sustainability. For example, 2019 NYU Stern’s Center for Sustainable Business study found that ‘products marketed as sustainable grew 5.6 times faster than those that were not…’ and that ‘…in more than 90 percent of consumer-packaged-goods (CPG) categories, sustainability-marketed products grew faster than their conventional counterparts.’ Sales growth of plant-based alternatives, including both dairy and more recently ground meat (Beyond Meat, Impossible Foods, etc.) have shown that a certain segment of consumersis choosing seemingly sustainable offering, and are also willing to pay a premium for it. Numerous studies also support the consumers’ ‘willingness-to-pay’ (WTP) for sustainable choices, including a recent meta-analysis of 80 worldwide studies with results that calculate the overall WTP premium for sustainability is 29.5 percent on average.

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

Organic Fertilizer

The Company has focused a large portion of its activities on developing, testing and demonstrating the 3rd generation of its technology and technology platform (“Gen3Tech”) with emphasis on increasing the efficiency of production of valuable co-products from the waste treatment process, including ammonia nitrogen in the form of low carbon and/or organically certified soluble nitrogen fertilizer products. The Company’s initial ammonium bicarbonate liquid product completed its Organic Materials Review Institute (“OMRI”) application and review process with approval during May 2020. The Company intends to file an application for a second, higher concentration (9-10%) liquid ammonium bicarbonate product line during the current year based on product produced during operation of the Initial Project.

Ammonium bicarbonate, manufactured using chemical processes, has a long history of use as a fertilizer. Bion’s Gen3Tech recovers solid ammonium bicarbonate products containing 18-22 percent nitrogen in a crystalline form that is easily transported (while producing liquids with various percentages of ammonium bicarbonate nitrogen during interim stages of the process), is water soluble and provides a readily available nitrogen source for crops. This product line will contain virtually none of the other salt, iron and mineral constituents of the livestock waste stream that often accompany other organic fertilizers. This product is being developed to fertilizer industry standards so that it that can be precision-applied to crops using existing equipment. Bion believes that this product will potentially have broad applications in the production of organic grains for livestock feed, row crops, horticulture, greenhouse and hydroponic production, and potentially retail lawn and garden products.

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

Applications for our first solid form of concentrated ammonia, soluble nitrogen fertilizer product line have been filed with OMRI (filed during May 2021), the Iowa Organic Program (“IOP”)(filed during March 2022) and the California Department of Food & Agriculture (“CDFA”)(filed during May 2022) and are each in the review process. The review processes have and are likely to continue to require an extended period of time and multiple procedural steps with each entity in part due to the novel nature of Bion’s Gen3Tech and our solid ammonium bicarbonate product in the context of organic certifications. The OMRI application has proceeded through multiple stages of review and rebuttal/appeal without receiving a positive result to date and the Company is currently evaluating how next to proceed (potential choices include “Judicial Dispute Resolution” as set forth in the OMRI Policy Manual, appeal to the USDA’s National Organic Program (“NOP”),, or other approaches. The Company’s has filed responses to the CDFA’s questions and comments regarding our solid ammonium bicarbonate product line and is waiting on further communication. The Company’s solid product line is novel in part due to the fact that there is not a formal listing category for a solid form of concentrated ammonia, soluble nitrogen fertilizers and there is no clear guidance at present from internal policy manuals on how to categorize this product and the process that produced it. There is also no clear guidance at present from either the NOP or the National Organic Standards Board (“NOSB”) (which is currently involved in a related review and recommendations process regarding ‘high nitrogen liquid fertilizers’ derived from ammonia from manure). The Company and its representatives, along with a number of other stakeholders, are involved in discussions regarding resolution of these matters at all three levels. The Company anticipates positive resolution of this matter with one or more listings/certifications of this product line well prior to operational dates for the Company’s initial large scale JV Gen3Tech projects.

Gen3Tech Kreider 2 Poultry Project

Bion has done extensive pre-development work related to a waste treatment/renewable energy production facility to treat the waste from KF’s approximately 6+ million chickens (planned to expand to approximately 9-10 million) (and potentially other poultry operations and/or other waste streams) ('Kreider Renewable Energy Facility' or ‘Kreider 2 Project’). On May 5, 2016, the Company executed a stand-alone joint venture agreement (“JVA”) with Kreider Farms covering all matters related to development and operation of Kreider 2 system to treat the waste streams from Kreider’s poultry facilities in Bion PA2 LLC (“PA2”). Now that development of the Company’s Gen3Tech is being deployed, the Company has commenced discussions with KF regarding updating and amending the JV agreement and anticipates executing an amended joint venture agreement during 2023. During May 2011 the PADEP certified a smaller version of the Kreider 2 Project (utilizing our 2nd generation technology) under the old EPA’s Chesapeake Bay model. The Company anticipates that if and when new designs are finalized utilizing our Gen3Tech, a larger Kreider 2 Project will be re-certified for a far larger number of credits (management’s current estimates are between 2-4 million (or more) nutrient reduction credits for treatment of the waste stream from Kreider’s poultry pursuant to the amended EPA Chesapeake Bay model and agreements between the EPA and PA). Note that this Project may also be expanded in the future to treat wastes from other local and regional CAFOs (poultry and/or dairy---including the Kreider Dairy) and/or additional Kreider poultry expansion (some of which may not qualify for nutrient reduction credits). The Company anticipates if and when PA2 re-commences work on the Kreider 2 Project, it will submit a new application based on our Gen3Tech. Site specific design and engineering work for this facility have not commenced, and the Company does not yet have financing in place for the Kreider 2 Project. This opportunity is being pursued through PA2. If there are positive developments related to the market for nutrient reductions in Pennsylvania, of which there is no assurance, the Company intends to pursue development, design and construction of the Kreider 2 Project with a goal of achieving operational status for its initial modules during the following calendar year. The economics (potential revenues and profitability) of the Kreider 2 Project, despite its proposed use of Bion’s Gen3Tech for increased recovery of marketable by-products and sustainable branding, are based in material part the long-term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up. However, liquidity in the Pennsylvania nutrient credit market has not yet developed significant breadth and depth, which lack of liquidity has negatively impacted Bion’s business plans and will most likely delay PA2’s Kreider 2 Project and other proposed projects in Pennsylvania.

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

Going concern and management’s plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses of approximately $3,451,000 during the year ended June 30, 2021 and a net income of $8,291,000 for the year ended June 30, 2022. The net income for the year ended June 30, 2022 was largely due to a one-time, non-cash event of the dissolution of PA-1 resulting in a gain of approximately $10,235,000 as well as a one-time gain of $902,490 from the sale of the Company’s ‘biontech.com’ domain pursuant to a purchase agreement during the period. The Company incurred a net loss of $1,649,000 for the six months ended December 31, 2022. At December 31, 2022, the Company has a working capital deficit and a stockholders’ deficit of approximately $58,000 and $1,574,000, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management’s plans with regard to these conditions.

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

During the six months ended December 31, 2022, the Company received total proceeds of approximately $602,000 from the sale of its equity securities.

During fiscal years 2022 and 2021, the Company faced less difficulty in raising equity funding (but was subject to substantial equity dilution from the larger amounts of equity financing during the periods) than was experienced in the prior 3 years. During the first six months of the current fiscal year, the Company has raised limited equity funds to meet its some of its immediate needs but will need to raise additional funds in the coming periods. The Company anticipates substantial increases in demands for capital and operating expenditures during the second half of the current fiscal year and thereafter as it moves toward commercial implementation of its 3G Tech and development of JVs (including costs associated with additions of personnel to carry out the business activities of the Company) and, therefore, is likely to continue to face significant cash flow management challenges due to limited capital resources and working capital constraints which have only recently begun to be alleviated. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees and consultants have been deferring (and continue to defer) portions of their cash compensation and/or are accepting compensation in part in the form of securities of the Company and/or converting portions of their compensation and deferred compensation to securities of the Company (Notes 5 and 7) and members of the Company’s senior management have made loans to the Company from time to time. During the year ended June 30, 2018, senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000. Additionally, the Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again during the year ended June 30, 2018. The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company’s efforts to develop its business. At times, the Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company is able to continue its recent relative success in its efforts to raise needed funds during the remainder of the current fiscal year (and subsequent periods), of which there is no assurance, management will not need to consider deeper cuts (including additional personnel cuts) and curtailment of ongoing activities including research and development activities.

The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects (including the Initial Project, JV Projects (including the Dalhart and Olson Projects),and the Kreider 2 facility) and CAFO Retrofit waste remediation systems. The Company anticipates that it will seek to raise from $20,000,000 to $80,000,000 or more debt and/or equity through joint ventures, strategic partnerships and/or sale of its equity securities (common, preferred and/or hybrid) and/or debt (including convertible) securities, and/or through use of ‘rights’ and/or warrants (new and/or existing) and/or through other means during the next twelve months. However, as discussed above, there is no assurance, especially in light of the difficulties the Company has experienced in many recent years and the extremely unsettled capital markets that presently exist for small companies like us, that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business and Projects.

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

Bion PA1 LLC was dissolved on December 29, 2021 (See Note 5). Its operating losses are included in the consolidation through December 29, 2021.

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at December 31, 2022, the results of operations of the Company for the three and six months ended December 31, 2022 and 2021 and the cash flows of the Company for the six months ended December 31, 2022 and 2021. Operating results for the three and six months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the year ending June 30, 2023.

Cash and cash equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents. As of December 31, 2022 and June 30, 2022 there are no cash equivalents.

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

Income (Loss) per share:

Basic income (loss) per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the income (loss) per share or increase the earnings per share. During the three and six months ended December 31, 2022 and 2021, the basic and diluted income (loss) per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants and options (as if exercised) and convertible securities (as if converted) that have been excluded from the calculation of basic income (loss) per share:

	December 31, 2022	December 31, 2021
Warrants	20,660,031	19,726,777
Options	11,201,600	10,471,600
Convertible debt	11,010,012	10,673,722
Convertible preferred stock	—	—

The following is a reconciliation of the denominators of the basic and diluted income (loss) per share computations for the three and six months ended December 31, 2022 and 2021:

	Three months ended December 31, 2022	Three months ended December 31, 2021	Six months ended December 31, 2022	Six months ended December 31, 2021
Shares issued – beginning of period	44,303,654	41,475,573	43,758,820	41,315,986
Shares held by subsidiaries (Note 7)	(704,309)	(704,309)	(704,309)	(704,309)
Shares outstanding – beginning of period	43,599,345	40,771,264	43,054,511	40,611,677
Weighted average shares issued during the period	20,706	317,728	479,278	292,665
Diluted weighted average shares – end of period	43,620,051	41,088,992	43,533,789	40,904,342

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

3.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	December 31, 2022	June 30, 2022
Machinery and equipment	$—	$—
Buildings and structures	—	—
Computers and office equipment	15,156	13,598
3G project construction in process	3,831,927	2,892,222
Property and equipment, gross	3,847,083	2,905,820
Less accumulated depreciation	(10,986)	(10,262))
Property and equipment, net	$3,836,097	$2,895,558

The 3G project began in July of 2021, with a lease signed on land October 1, 2021 (Note 9). Once the lease commenced the Company moved into construction phase. The balance for 3G construction in process includes $98,104 for capitalized interest and $135,648 in non-cash compensation as of December 31, 2022.

Management has reviewed the remaining property and equipment for impairment as of December 31, 2022 and believes that no impairment exists.

Depreciation expense was $394 and $332 for the three months ended December 31, 2022 and 2021, respectively and $724 and $580 for the six months ended December 31, 2022 and 2021, respectively.

4.       DEFERRED COMPENSATION:

The Company owes deferred compensation to various employees, former employees and consultants totaling $714,222 and $477,374 as of December 31, 2022 and 2021, respectively. Included in the deferred compensation balances as of December 31, 2022, are $481,972 and nil owed Dominic Bassani (“Bassani”), the Company’s Chief Operating Officer (who was Chief Executive Officer until through April 30, 2022), and Mark A. Smith (“Smith”), the Company’s President, respectively, pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, accrues interest at 4% per annum and can be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month. The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month. The deferred compensation owed Bassani and Smith as of December 31, 2021 was $374,015 and nil, respectively. The Company also owes various consultants and an employee, pursuant to various agreements, for deferred compensation of $159,750 and $30,859 as of December 31, 2022 and 2021, respectively, with similar conversion terms as those described above for Bassani and Smith, with the exception that the interest accrues at 0% to 3% per annum. The Company also owes a former employee $72,500, which is not convertible and is non-interest bearing. Bassani and Smith have each been granted the right to convert up to $300,000 of deferred compensation balances at a price of $0.75 per share until June 30, 2024 into common shares (to be issued pursuant to the 2006 Plan). Smith also has the right to convert all or part of his deferred compensation balance into the Company’s securities (to be issued pursuant to the 2006 Plan) “at market” and/or on the same terms as the Company is selling or has sold its securities in its then current (or most recent if there is no current) private placement. Smith also received the right to transfer future deferred compensation to his 2020 Convertible Obligation at his election.

Bill O’Neill has a balance of $80,000 and nil at December 31, 2022 ad 2021, respectively. There is no interest or conversions on the deferred balance. During the three and six months ended December 31, 2022, Smith elected to convert $20,000 and $60,000, respectively, of deferred compensation into the 2020 Convertible Note.

The Company recorded interest expense of $4,873 ($4,345 with related parties) and $4,268 ($4,095 with related parties) for the three months ended December 31, 2022 and 2021, respectively, and $9,424 ($8,464 with related parties) and $8,300 ($8,044 with related parties) for the six months ended December 31, 2022 and 2021, respectively.

5.       LOANS PAYABLE:

Pennvest Loan and Bion PA1 LLC (“PA1”) Dissolution

PA1, the Company’s wholly-owned subsidiary, was dissolved on December 29, 2021 on which date it owed approximately $10,010,000 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System including accrued interest and late charges totaling $2,255,802 as of that date. Through the date of the dissolution, PA1 was a wholly-owned subsidiary of the Company and its assets and liabilities were included on the Company’s consolidated balance sheet. At September 30, 2021, PA1’s total assets were $297 and its total liabilities were $10,154,334 (including the Pennvest Loan in the aggregate amount of $9,939,148, accounts payable of $214,235 and accrued liabilities of $950) which sums were included in the Company’s consolidated balance sheet in its Form 10-Q for the quarter ended September 30, 2021. Subsequent to the dissolution of PA1, its assets and liabilities are no longer consolidated and included in the Company’s balance sheet. As of December 29, 2021, PA1’s total assets were nil and its total liabilities were $10,234,501 (including the Pennvest Loan in the aggregate amount of $10,009,802, accounts payable of $212,263 and accrued liabilities of $12,436). The net amount of $10,234,501 was recognized as a gain on the legal dissolution of a subsidiary in other (income) expense.

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

As of December 31, 2022, the 2020 Convertible Obligation balances, including accrued interest, owed Bassani Family Trusts (and his donees), Smith and Edward Schafer (“Schafer”), a director of the Company, were $2,644,553, $1,388,421 and $508,352, respectively. As of December 31, 2021, the 2020 Convertible Obligation balances, including accrued interest, owed Bassani Family Trusts, Smith and Schafer were $2,550,104, $1,302,049 and $490,197, respectively.

During the six months ended December 31, 2022, Smith elected to add $60,000 of his salary to his 2020 Convertible Obligations.

During the six months ended December 31, 2022, Smith elected to convert $30,000 in principal of the 2020 Convertible Obligation to 60,000 units (60,000 common shares and 60,000 warrants) and $20,000 of accrued interest of the 2020 Convertible Obligation to 40,000 units (40,000 common shares and 40,000 warrants).

The Company recorded interest expense of $41,373 and $40,864 for the three months ended December 31, 2022 and 2021, respectively. The Company recorded interest expense of $82,740 and $81,424 for the six months ended December 31, 2022 and 2021, respectively. The Company capitalized $35,416 and nil related to the 3G project for the three months ended December 31, 2022 and 2021, respectively. The Company capitalized $66,104 and nil related to the 3G project for the six months ended December 31, 2022 and 2021, respectively.

See Note 10 Subsequent Events below for an adjustment made to some of the 2020 Convertible Notes which reduced the principal owing and the conversion prices.

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

The balances of the September 2015 Convertible Notes as of December 31, 2022, including accrued interest owed Bassani Family Trusts, Schafer and Shareholder, are $284,211, $21,173 and $453,314, respectively. The balances of the September 2015 Convertible Notes as of December 31, 2021, including accrued interest, were $274,521, $20,517 and $438,198, respectively.

The Company recorded interest expense of $6,366 and $5,968 for the three months ended December 31, 2022 and 2021, respectively. The Company recorded interest expense of $12,731 and $11,064 for the six months ended December 31, 2022 and 2021, respectively.

See Note 10 Subsequent Events below for an adjustment made to some of the 2015 Convertible Notes which reduced the principal owing and the conversion prices.

7.       STOCKHOLDERS' EQUITY:

Series B Preferred stock:

Since July 1, 2014, the Company had 200 shares of Series B redeemable convertible Preferred stock outstanding with a par value of $0.01 per share, convertible at the option of the holder at $2.00 per share, with dividends accrued and payable at 2.5% per quarter. The Series B Preferred stock is mandatorily redeemable at $100 per share by the Company three years after issuance and accordingly was classified as a liability. The 200 shares had reached their redemption date and the Company approved the redemption of the Series B preferred stock during the year ended June 30, 2022. The 200 shares of Series B redeemable convertible Preferred stock were redeemed for $41,000, which included the $21,000 in accrued dividend payable.

During the years ended June 30, 2022, and 2021, the Company declared dividends of $1,000 and $2,000 respectively. The dividends are classified as a component of operations as the Series B Preferred stock is presented as a liability in these financial statements. There is no liability at December 31, 2022.

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

During the three months ended December 31, 2022, the Company entered into subscription agreements to sell units for $1.00 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2024, and pursuant thereto, the Company issued 226,230 units for total proceeds of $226,230.

During the six months ended December 31, 2022, Smith elected to convert $30,000 in principal and $20,000 in accrued interest from the 2020 Convertible Obligation to 100,000 units at $.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until December 31, 2024.

During the six months ended December 31, 2022, 74,834 warrants were exercised to purchase 74,834 shares of the Company’s common stock at $0.75 per share for total proceeds of $56,125.

During the six months ended December 31, 2022, the Company issued 50,000 shares of the Company’s common stock to a consultant for services. The shares were issued at $1.60 per share for a total value of $80,000.

During the six months ended December 31, 2022, the Company entered into subscription agreements to sell units for $1.00 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2024, and pursuant thereto, the Company issued 546,230 units for total proceeds of $546,230.

Warrants:

As of December 31, 2022, the Company had approximately 20.7 million warrants outstanding, with exercise prices from $0.60 to $1.60 and expiring on various dates through November 9, 2026.

The weighted-average exercise price for the outstanding warrants is $0.76, and the weighted-average remaining contractual life as of December 31, 2022 is 2 years.

During the three months ended December 31, 2022, the Company approved the issuance of 60,000 warrants, in aggregate, to two new members of its Advisory Group for advisory and/or consulting services of $6,000, in aggregate. The warrants are exercisable at $1.15 to $1.25 and expire in November and December 2025.

During the three months ended December 31, 2022, the Company had previously issued 700,000 warrants to a consultant, that are vesting through May 1, 2023 and 2024. The vesting resulted in non-cash compensation of $26,250.

During the three months ended December 31, 2022, the Company approved the modification of existing warrants held by investors, which extended certain expiration dates. The modifications resulted in incremental non-cash compensation of $68,088.

During the six months ended December 31, 2022, Smith elected to convert $30,000 in principal and $20,000 in accrued interest from the 2020 Convertible Obligation to 100,000 units at $.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until three years after the date of conversion.

During the six months ended December 31, 2022, the Company approved the issuance of 210,000 warrants, in aggregate, to three new members of its Advisory Group for advisory and/or consulting services of $21,000, in aggregate. The warrants are exercisable at $1.50 to $1.60 and expire in August 2025.

During the six months ended December 31, 2022, the Company had previously issued 700,000 warrants to a consultant, that are vesting through May 1, 2023 and 2024. The vesting resulted in non-cash compensation of $26,250.

During the six months ended December 31, 2022, the Company approved the modification of existing warrants held by one former consultant and investors, which extended certain expiration dates. The modifications resulted in incremental non-cash compensation of $223,022 and interest expenses of $4,500.

During the six months ended December 31, 2022, 74,834 warrants were exercised to purchase 74,834 shares of the Company’s common stock at $0.75 per share for total proceeds of $56,126.

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

The Company recorded compensation expense related to employee stock options of nil for both the three and six months ended December 31, 2022 and 2021, respectively. The Company granted nil options for both the three and six months ended December 31, 2022 and 2021, respectively.

A summary of option activity under the 2006 Plan for six months ended December 31, 2022 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2022	11,201,600	$0.80	2.7	$4,429,263
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2022	11,201,600	$0.79	2.23	$5,757,755

The total fair value of stock options that vested during both the three and six months ended December 31, 2022 and 2021 was nil. As of December 31, 2022, the Company had no unrecognized compensation cost related to stock options.

8.       SUBSCRIPTION RECEIVABLE - AFFILIATES:

As of December 31, 2022, the Company has three interest bearing, secured promissory notes with an aggregate principal amount of $428,250 ($509,058, including interest) from Bassani which were received as consideration for purchases of warrants to purchase 5,565,000 shares, in aggregate, of the Company’s restricted common stock, which warrants have an exercise price of $0.75 and have expiry dates ranging from December 31, 2024 to December 31, 2025. The promissory notes bear interest at 4% per annum and are secured by portions of Bassani Family Trust’s 2020 Convertible Obligation and Bassani Family Trust’s September 2015 Convertible Notes. The secured promissory notes are payable July 1, 2024.

As of December 31, 2022, the Company has an interest bearing, secured promissory note for $30,000 ($35,290 including interest) from Smith as consideration to purchase warrants to purchase 300,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of December 31, 2024. The warrants have a 75% exercise bonus and the promissory note bears interest at 4% per annum, and is secured by $30,000 ($35,714, including interest) of Smith’s 2020 Convertible Obligations. The secured promissory note is payable on July 1, 2024.

As of December 31, 2022 the Company has two interest bearing, secured promissory notes with an aggregate principal amount of $46,400 ($55,939 including interest) from two former employees as consideration to purchase warrants to purchase 928,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.75 and have expiry dates of December 31, 2024. These warrants have a 90% exercise bonus. The promissory notes bear interest at 4% per annum, are secured by a perfected security interest in the warrants, and are payable on July 1, 2024.

These secured promissory notes are recorded as “Subscription receivable—affiliates” on the Company’s balance sheet pending payment.

9.       COMMITMENTS AND CONTINGENCIES:

Employment and consulting agreements:

Smith has held the positions of Director, Executive Chairman, President and General Counsel of Company and its subsidiaries under various agreements (and extensions) and terms since March 2003. On October 10, 2016, the Company approved a month to month contract extension with Smith which includes provisions for i) a monthly salary of $18,000 until the Board of Directors re-instates cash payments to all employees and consultants who are deferring compensation, ii) the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, until December 31, 2024, and iii) the right to convert his deferred compensation in whole or in part, at his sole election, at any time in any amount at “market” or into securities sold in the Company’s current/most recent private offering at the price of such offering to third parties. Smith agreed effective July 29, 2018 to continue to serve the Company under the same basic terms on a month-to-month basis. On May 1, 2022 Smith’s compensation was increased to $25,000 per month of which $5,000 a month is deferred. For the three months ended December 31, 2022 and 2021, Smith was paid $60,000 and $18,000, respectively, of cash compensation. For the six months ended December 31, 2022 and 2021, Smith was paid $100,000 and $72,000, respectively, of cash compensation.

Since March 31, 2005, the Company has had various agreements with Bassani (and/or Brightcap which provided his services during some of the initial years), now the Company’s Chief Operating Officer (‘COO’) and formerly the Company’s Chief Executive Officer (‘CEO’), (any reference to Brightcap or Bassani for all purposes are the same individual). The Board appointed Bassani as the Company's CEO effective May 13, 2011. On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017, (with the Company having an option to extend the term an additional six months.) Pursuant to the Extension Agreement, Bassani continued to defer his cash compensation ($31,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation. During October 2016 Bassani was granted the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share, until March 15, 2018 (which was expanded on April 27, 2017 to the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, until June 30, 2024 (including extensions). During February 2018, the Company agreed to the material terms for a binding two-year extension agreement for Bassani’s services as CEO. Bassani’s salary remained $31,000 per month, which will continue to be accrued in part until there is adequate cash available. Additionally, the Company has agreed to pay him $2,000 per month to be applied to life insurance premiums (which sums have been accrued as liabilities). On August 1, 2018, in the context of extending his agreement to provide services to the Company on a full-time basis through December 31, 2022) plus 2 years after that on a part-time basis, the Company received an interest bearing secured promissory note for $300,000 from Bassani as consideration to purchase warrants to purchase 3,000,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of June 30, 2025. The promissory note is secured by a portion of Bassani’s 2020 Convertible Obligations and as of December 31, 2022, the principal and accrued interest was $354,982. For the three months ended December 31, 2022 and 2021, Brightcap was paid $75,000 and $60,000, respectively, of cash compensation. For the six months ended December 31, 2022 and 2021, Brightcap was paid $150,000 and $120,000, respectively, of cash compensation.

William O’Neill (“O’Neill”) was hired as the Company’s Chief Executive Officer (“CEO”) effective May 1, 2022.  O’Neill had previously been working with the Company as a consultant and had been employed by the Company as its CEO during 2010-2011. Bassani, CEO of the Company since 2011, has assumed the position of COO while retaining existing operational management responsibilities and working with O’Neill on ‘commercialization’ of the Company’s technology and work related to JVs (and other transactions) based on the Company’s Gen3Technology and related matters. Bassani’s compensation arrangements with the Company have not been altered in the context of the change of positions. The Company and O’Neill have entered into a thirty-seven (37) month employment agreement (subject to Board renewal for the final two (2) years during the 13th month) with compensation of $25,000 cash and $10,000 deferred compensation per month. The cash payment is paid $12,500 to O’Neill and $12,500 to an entity affiliated with O’Neill. An entity affiliated with O’Neill was issued 1,000,000 Incentive Warrants exercisable at $1.00 per share until April 30, 2026 of which up to 700,000 Incentive Warrants may be cancelled if O’Neill is not renewed at 13 months and/or fails to serve the entire contract term thereafter. These warrants each have a 75% exercise bonus if the terms set forth therein are met.  For the three months ended December 31, 2022 and 2021, O’Neill and the entity affiliated with O’Neill was paid $75,500 and nil, respectively, of cash compensation. For the six months ended December 31, 2022 and 2021, O’Neill was paid $150,000 and nil, respectively, of cash compensation.

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

As of December 31, 2022, the execution/exercise bonuses ranging from 50-90% were applicable to 10,966,600 of the Company’s outstanding options and 17,698,381 of the Company’s outstanding warrants.

Effective May 1, 2022, an entity affiliated with O’Neill was issued 1,000,000 Incentive Warrants exercisable at $1.00 per share until April 30, 2026 of which up to 700,000 Incentive Warrants may be cancelled if O’Neill is not renewed at 13 months and/or fails to serve the entire contract term thereafter. These warrants each have a 75% exercise bonus if the terms set forth therein are met.

Purchase Order Agreement:

On January 28, 2022 Bion Environmental Technologies, Inc. (‘Bion’), on behalf of Bion 3G1 LLC (‘3G1’), a wholly-owned subsidiary, entered into a Purchase Order Agreement with Buflovak and Hebeler Process Solutions (collectively ‘Buflovak’) in the amount of $2,665,500 (and made the initial 25% payment ($666,375)) for the core of the ‘Bion System’ portion (without the crystallization  modules which will be ordered and fabricated pursuant to subsequent agreements) of the previously announced 3G Tech Initial Project. This Purchase Order encompasses the core of Bion’s 3G Technology. On March 21, 2022 the Company received progress notice re: completion of certain work in process and an invoice from Buflovak for the next 25% payment ($666,375).  On June 6, 2022 the Company received progress notice re: completion of certain work in process and an invoice from Buflovak for the next 25% payment ($666,375) which was paid on July 5, 2022 bringing the aggregate payments to $1,999,125 as of the date of this filing. No invoices were received in the quarters ended September 30, 2022 or December 31, 2022. Buflovak has worked with the Company on design and testing of its 3G Tech over several years. The basic design for the Initial Project’s Bion System is complete and procurement/fabrication has now been initiated.  3G1 is working in concert with Integrated Engineering Services, the primary site engineering firm for the facility, on the integration of all project components/modules at the Initial Project site. Additional agreements have been entered into various professional services providers (engineers, surveyors, etc.) for work related to the Initial Project.

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

No shareholder, sensitive or confidential information was available to be breached which has limited damages from the hack/theft to date. However, the Company’s email operations were subjected to disruption and expenses were incurred related to the matter including legal fees.

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

B: Pennvest Loan and Dissolution of Bion PA1, LLC (“PA1”)

PA1, the Company’s wholly-owned subsidiary, was dissolved on December 29, 2021 on which date it owed approximately $10,010,000 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System including accrued interest and late charges totaling $2,255,802 as of that date. Through the date of the dissolution, PA1 was a wholly-owned subsidiary of the Company and its assets and liabilities were included on the Company’s consolidated balance sheet. At September 30, 2021, PA1’s total assets were $297 and its total liabilities were $10,154,334 (including the Pennvest Loan in the aggregate amount of $9,939,148, accounts payable of $214,235 and accrued liabilities of $950) which sums were included in the Company’s consolidated balance sheet in its Form 10-Q for the quarter ended September 30, 2021. Subsequent to the dissolution of PA1, its assets and liabilities are no longer consolidated and included in the Company’s consolidated balance sheet. As of December 29, 2021, PA1’s total assets were nil and its total liabilities were $10,234,501 (including the Pennvest Loan in the aggregate amount of $10,009,802, accounts payable of $212,263 and accrued liabilities of $12,436). The net amount of $10,234,501 was recognized as a gain on the legal dissolution of a subsidiary in other (income) expense.

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

The future minimum lease payment under noncancelable operating lease with terms greater than one year as of December 31, 2022:

From October to December 2022	$—
From January 2023 to December 2023	75,000
From January 2024 to December 2024	75,000
Undiscounted cash flow	150,000
Less imputed interest	(14,557)
Total	$135,443

The weighted average remaining lease term and discounted rate related to the Company’s lease liability as of December 31, 2022 were 2.08 years and 10%, respectively. The Company’s lease discount rate is generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s lease cannot be readily determined.

10.        SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to December 31, 2022 for recognition and disclosure in the financial statements and notes to the financial statements.

On December 31, 2022, a subscription agreement was signed by H3 Enterprises for the purchase of 2,000,000 common shares at $1.00 a common share. The first purchase of 200,000 common shares was on December 30, 2022. The second purchase of 1,800,000 common shares for $1,800,000 was completed on January 13, 2023. In addition, on January 23, 2023 the Company entered into a letter of intent with BetterFedFoods, an entity affiliated with H3 Enterprises.

From January 1, 2023 through February 7, 2023, the Company has paid $298,000 for the 3G project. The Company has not received any additional progress billings on the Purchase Order Agreement with Buflovak and Hebeler Process Solutions.

Effective February 1, 2023 three (3)  directors/officers agreed to adjust the provisions of long term convertible obligations owed to them by the Company in a manner which reduces the indebtedness of the Company by 80% (approximately $3.47 million, in aggregate) while equitably maintaining existing conversion rights.  Mark A. Smith (the Company’s President), Dominic Bassani (the Company’s Chief Operating Officer) (and a family Trust) and Ed Schafer (Director), adjusted/reduced the principal owed to them by $1,109,649, $1,939,670 and $424,873, respectively. See Note 6 – ‘Convertible Notes Payable – Affiliates’ above.

William O’Neill, the Company’s CEO, Salvatore Zizza (“Zizza”) and William Rupp (“Rupp) have been chosen to fill long term vacancies on the Board of Directors and will assume the Board positions effective February 15, 2022. The Company granted 50,000 options exercisable at $2.00 until December 31, 2026 to each of Zizza and Rupp.

On February 7, 2023, the Company granted 150,000 options, in aggregate (75,000 options to an employee and 75,000 options to a full-time long term consultant) which options are exercisable at $2.00 until December 31, 2026.

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

THESE FACTORS INCLUDE ADVERSE ECONOMIC CONDITIONS, ENTRY OF NEW AND STRONGER COMPETITORS, INADEQUATE CAPITAL AND LIMITED ABILITY TO OBTAIN FINANCING, UNEXPECTED COSTS, FAILURE (OR DELAY) TO GAIN PRODUCT CERTIFICATIONS AND/OR REGULATORY APPROVALS IN THE UNITED STATES (OR PARTICULAR STATES) OR FOREIGN COUNTRIES FOR THE COMPANY’S PLANNED MEAT AND/OR FERTILIZER PRODUCTS, LOSS (PERMANENTLY OR FOR ANY EXTENDED PERIOD OF TIME) OF THE SERVICES OF MEMBERS OF THE COMPANY’S SMALL CORE MANAGEMENT TEAM (MANY OF WHOM ARE AGE 70 OR OLDER), THE COMPANY’S ABILITY TO HANDLE EXTREME GROWTH WITH ITS REQUIREMENTS FOR ADDITIONAL PERSONNEL, SYSTEMS AND CAPITAL, AND FAILURE TO CAPITALIZE UPON ACCESS TO NEW MARKETS. ADDITIONAL RISKS AND UNCERTAINTIES THAT MAY AFFECT FORWARD LOOKING STATEMENTS ABOUT BION'S BUSINESS AND PROSPECTS INCLUDE: I) DELAYS AND/OR COSTS EXCEEDING EXPECTATIONS RELATING TO BION'S DEVELOPMENT OF THE INITIAL PROJECT, JVS AND/OR PROJECTS, II) THE POSSIBILITY THAT MARKETS FOR NUTRIENT REDUCTION CREDITS (DISCUSSED BELOW) AND/OR OTHER WAYS TO MONETIZE NUTRIENT REDUCTIONS AND OTHER ENVIRONMENTAL BENEFITS WILL BE SLOW TO DEVELOP (OR NOT DEVELOP AT ALL), III) PA1’S DISSOLUTION AND ITS EFFECT ON HOW THE COMPANY IS VIEWED, (IF ANY), IV) THE POSSIBILITY THAT COMPETITORS WILL DEVELOP MORE COMPREHENSIVE AND/OR LESS EXPENSIVE ENVIRONMENTAL SOLUTIONS, V) DELAYS IN MARKET AWARENESS OF BION AND OUR SYSTEMS, VI) UNCERTAINTIES AND COSTS INCREASES RELATED TO RESEARCH AND DEVELOPMENT EFFORTS TO UPDATE AND IMPROVE BION’S TECHNOLOGIES AND APPLICATIONS THEREOF, AND/OR VII) FAILURE OF MARKETING STRATEGIES, EACH OF WHICH COULD HAVE BOTH IMMEDIATE AND LONG TERM MATERIAL ADVERSE EFFECTS BY PLACING US BEHIND OUR COMPETITORS AND REQUIRING EXPENDITURES OF OUR LIMITED RESOURCES.

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

During the first half of 2022 Bion began marketing our sustainable beef to retailers, food service distributors and the meat industry in the U.S.  In general, the response has been favorable. During July 2022, Bion announced a letter of intent (“Ribbonwire LOI”) to develop a large-scale commercial project --- a 15,000-head sustainable beef cattle feeding operation together with the Ribbonwire Ranch, in Dalhart, Texas (with a provision to expand to 60,000 head) (“Dalhart Project”). During January 2023 Bion announced a letter of intent (“Olson LOI”) to develop a large-scale commercial project --- a 15,000-head sustainable beef cattle feeding operation together with the Olson Feeders and TD Angus, near North Platte, Nebraska (with a provision to expand to 45,000 head or more) (“Olson Project”). The Olson Project and the Dalhart Project (and subsequent Projects) will be developed to produce blockchain-verified, sustainable beef in customized covered barns (with reduced stress on cattle caused by extreme weather and temperatures and resulting higher feed/weight gain efficiency) with ongoing manure transfer to anaerobic digesters (AD) to both capture nitrogen from the manure stream before loss to the atmosphere and generating renewable natural gas (RNG) for sale while remediating the environmental impacts associated usually associated with cattle CAFOs. Bion’s patented Gen3Tech will refine the waste stream into valuable coproducts that include clean water, RNG), photovoltaic solar electricity and organic fertilizer products. We anticipate converting the Ribbonwire LOI and Olson LOI into a definitive joint venture agreements and creating distribution agreements with key retailers and food service distributors during the next six to nine months.

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

Our business plan is focused on executing multiple agreements and letters of intent related to the “Bion Beef Opportunity” and commencing development of multiple sustainable beef joint venture projects over the next twelve-eighteen (12-18) months while moving forward with the Initial Project (see below) and the Dalhart and Olson Projects. Bion also intends to pursue other opportunities in the livestock industry enabled by our Gen3Tech business model. The Ribbonwire and Olson LOI announcement have generated significant interest within the livestock industry (among ranchers, feedlot operators, farmers and other AG industry parties). We believe that this interest, combined with consumer interest in ‘sustainable products’ and the growing enthusiasm among some livestock industry parties for environmental/sustainable/regenerative practices, provides Bion (and its partners/venturers) with an opportunity to move forward with a truly sustainable solution in this industry segment.

At present, there is essentially no traceable and verifiable ‘sustainable beef’ available to the US market except for niche products. In response to consumer demand for transparency and sustainability, Bion expects the meat industry in general, and beef specifically, to evolve towards using new technologies to deliver these attributes in their products. While we anticipate a faster adoption of tracking, verification and sustainability technologies in other perishable food categories like produce and dairy due to their harvest and production techniques, meat industry leaders have also announced their willingness to move forward with initiatives in this area. Bion predicts that within approximately five years, consumers will be able to track and verify claims including sustainability on 25% (or more) of the products merchandised in the meat department. Bion believes that the retail market share of verifiably sustainable beef in the US will approach 7-10 % within three (3) years (end of 2025) and 25% in five (5) years (end of 2027) (approximately 2,000,000 cattle annually) (and more thereafter). If Bion can successfully execute on its sustainable beef business plan, facilities utilizing Bion’s Gen3Tech platform will provide one-third (1/3) or more of that of the premium market segment (and a higher portion of meat that is actually traceable and verifiably sustainable). Our goal is to have multiple sustainable beef projects under development (within 3-5 distinct JVs) by the end of 2023. Our first commercial project is likely to be either the Dalhart Project or the Olson Project but we anticipate commencing additional sustainable beef projects during 2023 as well. Our current target is to have at least three (3) facility modules (15,000 head per module)(“Modules”) in development/under construction during 2023 in three (3) different JVs with the initial barns being populated with livestock by fall/winter 2024-25. Further expansion in the number of distinct JVs is projected through 2025 aiming at 5-10 JVs in process --- each of which JVs will be pursuing development of multiple Modules with targets of 12-15 populated Modules by the end of 2025 (approximately 2%-3% of the US beef market) and 30-45 Modules constructed and populated by 2027-28 (approximately 6%-8% of the US beef market) with further expansion thereafter. Bion’s current goal is that its Gen3Tech platform will be utilized to produce 33% of the verifiable “sustainable beef” category at the end of the period (which will equal approximately 2 million cattle annually)(45 Modules).

During this five (5) year period, the Company also anticipates having additional Gen3Tech projects underway in the pork/dairy/egg sectors of the US animal protein market.

During the next three months, the Company intends to compete construction and begin operations of phase 1 of our Initial Project located near Fair Oaks, Indiana. Bion expects the Initial Project to provide data that illustrates the effectiveness of our Gen3Tech in a commercial setting by the end of the 2nd quarter in 2023 and supports development of the Dalhart and Olson Projects (and/or other Gen3Tech JV projects) during 2023.  We believe this data will also provide potential stakeholders (cattle producers, cattle feeders, packers, distributors, retailers and financial institutions) with the information they need to proceed with confidence in collaborating with Bion on multiple new projects.

Bion is now focused primarily on: i) development/construction/operation of the Initial Project, our initial commercial-scale Gen3Tech installation, ii) pre-development of the Dalhart and Olson Projects (and/or other Gen3Tech beef JV projects) iii) developing applications and markets for its sustainable (conventional and organic) animal protein products (commencing with ‘verifiably sustainable beef’) and its low carbon organic fertilizer products , iv) discussions regarding initiation and development of agreements and joint ventures (“JVs” as discussed below) (and related projects) based on the augmented capabilities of our Gen3Tech business platform (in the sustainable beef and other livestock segments), while (v) continuing to pursue business opportunities related to large retrofit projects (such as the Kreider poultry project JV described below) and vi) ongoing R&D activities.

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

For additional information regarding our ‘HISTORY, BACKGROUND AND CURRENT ACTIVITIES’, see discussion in Notes to the Financial Statements (particularly Notes 1, 3, 5, and 9) included in this report and Item 1 in our annual report on Form 10-K.

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

Pursuant to ASC Topic 815 “Derivatives and Hedging” (“Topic 815”), the Company reviews all financial instruments for the existence of features which may require fair value accounting and a related mark-to-market adjustment at each reporting period end. Once determined, the Company assesses these instruments as derivative liabilities. The fair value of these instruments is adjusted to reflect the fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. As of December 31, 2022 and 2021, there are no derivative financial instruments.

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

THREE MONTHS ENDED DECEMBER 31, 2022 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2021

Revenue

Total revenues were nil for both the three months ended December 31, 2022 and 2021.

General and Administrative

Total general and administrative expenses were $631,000 and $618,000 for the three months ended December 31, 2022 and 2021, respectively.

Salaries and related payroll tax expenses were $176,000 and $110,000, for the three months ended December 31, 2022 and 2021, respectively, representing a $66,000 increase. Consulting costs were $101,000 and $188,000 for the three months ended December 31, 2022 and 2021, respectively. The $87,000 decrease in consulting costs is due to the capitalization of Brightcap’s consulting expense to the 3G Project. Investor relations expenses were $174,000 and $89,000 for the three months ended December 31, 2022 and 2021, respectively, and the $85,000 increase is due to a new contract with an investor relations firm and increased activity during the three months ended December 31, 2022 due to the resumption of investor conferences and other matters. Legal costs were $23,000 and $121,000 for the three months ended December 31, 2022 and 2021, respectively, and the $98,000 decrease is due to less outside legal activities in the quarter.

Stock-based compensation for the three months ended December 31, 2022 and 2021 were $6,000 and nil, respectively.

Depreciation

Total depreciation expense was $394 and $332 for the three months ended December 31, 2022 and 2021, respectively.

Research and Development

Total research and development expenses were $15,000 and $54,000 for the three months ended December 31, 2022 and 2021, respectively, representing a $39,000 decrease due to less legal and consulting costs allocated to research and development.

Salaries and related payroll tax expenses were $3,000 and nil for the three months ended December 31, 2022 and 2021, respectively, as more salary expense was allocated to administrative expense for the three months ended December 31, 2022. Consulting costs were $10,000 and $35,000 for the three months ended December 31, 2022 and 2021, respectively. The decrease in consulting is due to capitalizing costs on the 3G project.   The Company also incurred $2,000 and $19,000 for the three months ended December 31, 2022 and 2021, respectively in legal costs related to patent applications and renewals.

Loss from Operations

As a result of the factors described above, the loss from operations was $646,000 and $673,000 for the three months ended December 31, 2022 and 2021, respectively.

Other (Income) Expense

Other (income) expense was $84,000 and $(10,117,000) for the three months ended December 31, 2022 and 2021, respectively and the difference was attributed to the gain on the dissolution of PA-1 in 2021.

Interest expense related to deferred compensation, loan payable and convertible notes prior to capitalization was $53,000 and $51,000 for the three months ended December 31, 2022 and 2021, respectively. Interest expense related to investor warrant modifications was nil and $3,000 for the three months ended December 31, 2022 and 2021.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was nil and $489 for the three months ended December 31, 2022 and 2021, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net (income) loss attributable to Bion’s stockholders was $730,000 and $(9,445,000) for the three months ended December 31, 2022 and 2021, respectively, and the net loss per basic common share was $.02 and $(.23) for the three months ended December 31, 2022 and 2021, respectively.

SIX MONTHS ENDED DECEMBER 31, 2022 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2021

Revenue

Total revenues were nil for both the six months ended December 31, 2022 and 2021, respectively.

General and Administrative

Total general and administrative expenses were $1,497,000 and $1,109,000 for the six months ended December 31, 2022 and 2021, respectively.

General and administrative expenses, excluding stock-based compensation charges of nil and $6,000, were $1,497,000 and $1,103,000 for the six months ended December 31, 2022 and 2021, respectively, representing a $394,000 increase. Salaries and related payroll tax expenses were $347,000 and $207,000 for the six months ended December 31, 2022 and 2021, respectively, representing a $140,000 increase due to compensation increases and addition of Bill O’Neill as a new employee. Consulting costs were $219,000 and $340,000 for the six months ended December 31, 2022 and 2021, respectively. The decrease in consulting costs is due to the capitalization of costs related to the 3G project. Investor relations expenses were $422,000 and $175,000 for the six months ended December 31, 2022 and 2021, respectively, and the increase is due to a new contract with an investor relations firm and increased activity during the six months ended December 31, 2022 due to the resumption of investor conferences. Legal costs were $32,000 and $146,000 for the six months ended December 31, 2022 and 2021, respectively. The six months ended December 31, 2021 incurred greater legal costs as a result of the hiring of a law firm to represent the Company in a lawsuit for the hack and attempt to steal the Company’s domain, engaging a law firm on the dissolution of PA-1, legal work in relation to corporate structure matters and preparation for the 2022 shareholder meeting and other matters.

General and administrative stock-based employee compensation for the six months ended December 31, 2022 and 2021 consists of the following:

	Six months ended December 31, 2022	Six months ended December 31, 2021
General and administrative:
Change in fair value from modification of option terms	$—	—
Change in fair value from modification of warrant terms	—	6,000
Fair value of stock options expensed under ASC 718	—	—
Total	—	$6,000

Stock-based compensation charges were nil and $6,000 for the six months ended December 31, 2022 and 2021, respectively. The fair value of stock options expensed for the six months ended December 31, 2022 and 2021 was nil for both periods. No options were granted during the six months ended December 31, 2022 and 2021. Compensation expense relating to the change in fair value from the modification of option terms was nil for both the six months ended December 31, 2022 and 2021. During the six months ended December 31, 2022 and 2021, respectively, the Company extended expiration dates of warrants for certain consultants which resulted in the recognition of nil and $6,000 in non-cash compensation.

Depreciation

Total depreciation expense was $724 and $580 for the six months ended December 31, 2022 and 2021, respectively.

Research and Development

Total research and development expenses were $44,000 and $116,000 for the six months ended December 31, 2022 and 2021, respectively.

Salaries and related payroll tax expenses were $6,000 and $7,000 for the six months ended December 31, 2022 and 2021, respectively. Consulting costs were $26,000 and $66,000 for the six months ended December 31, 2022 and 2021, respectively.

Legal expenses were $5,000 and $39,000 for the six months ended December 31, 2022 and 2021, respectively. The difference of $35,000 was due to greater costs incurred in 2021 related to patent work and OMRI certification.

Loss from Operations

As a result of the factors described above, the loss from operations was $1,541,000 and $1,226,000 for the six months ended December 31, 2022 and 2021, respectively.

Other Expense

Other (income) expense was $108,000 and $(10,007,000) for the six months ended December 31, 2022 and 2021, respectively. The company recognized a gain on the legal dissolution of PA-1 of $10,235,000 in 2021. Interest expense of $73,000 and $3,000 was recorded during the six months ended December 31, 2022 and 2021, respectively, due to the modification of expiring warrants held by investors in 2022 and 2021. Interest expense related to convertible notes was $95,000 and $92,000 for the six months ended December 31, 2022 and 2021.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was nil and $1,000 for the six months ended December 31, 2022 and 2021, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net (income) loss attributable to Bion’s stockholders was $1,649,000 and ($8,782,000) for the six months ended December 31, 2022 and 2021, respectively, and the net (income) loss per basic common share was $.04 and $(.21) for both the six months ended December 31, 2022 and 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements for the six months ended December 31, 2022 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2022 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of December 31, 2022, the Company had cash of approximately $1,101,000. During the six months ended December 31, 2022, net cash used in operating activities was $1,922,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance, legal, accounting, consulting and investor relations expenses as well as the purchase of property and equipment. Cash expenditures were offset by proceeds from financing activities, primarily the exercise of warrants. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

During the six months ended December 31, 2022, the Company invested $739,000 in the purchase of property and equipment, primarily related to project construction in process.

Financing Activities

During the six months ended December 31, 2022, the Company received gross cash proceeds of $56,125 from the exercise of 74,834 warrants into shares of the Company’s common stock.

During the six months ended December 31, 2022, the Company entered into subscription agreements to sell units for $1.00 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2024, and pursuant thereto, the Company issued 546,000 units for total proceeds of $546,000.

As of December 31, 2022, the Company has debt obligations consisting of: a) deferred compensation of $714,000 and b) convertible notes payable – affiliates of $5,300,000.

Plan of Operations and Outlook

As of December 31, 2022, the Company had cash of approximately $1,101,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal years 2022 and 2021, the Company has faced progressively less difficulty in raising equity funding (but substantial equity dilution has resulted from the larger amounts of equity financing during the periods). Less funds were raised during the six months ended December 31, 2022 and the Company anticipates substantial increases in demands for capital and operating expenditures during the second half of fiscal year 2023 (and periods thereafter) as it moves toward commercial implementation of its 3G Tech and development of JVs and, therefore, is likely to continue to face, significant cash flow management challenges due to limited capital resources and working capital constraints which have only recently begun to be alleviated. As a result, the Company has faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 5 and 7 to Financial Statements) and members of the Company's senior management have from time to time made loans to the Company. During the year ended June 30, 2018 senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000. As of June 30 2022, such deferrals/loans totaled approximately $5,765,000 (including accrued interest and deferred compensation converted into convertible obligations and convertible promissory notes but excluding conversions of deferred compensation into the Company's common stock by officers, employees and consultants that have already been completed). The extended constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company's effort to develop its business. The Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again in 2018. The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company’s efforts to develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company is able to continue its recent increased success in its efforts to raise needed funds during the remainder of the current fiscal year (and subsequent periods), of which there is no assurance, management will not need to consider deeper cuts (including additional personnel cuts) and curtailment of ongoing activities including research and development activities.

The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop the Initial Project, JVs, and CAFO Retrofit waste remediation systems (potentially including the Kreider 2 facility. The Company anticipates that it will seek to raise from $20,000,000 to $80,000,000 or more (debt and equity) during the next twelve months. However, as discussed above, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing projects, JVs and proposed projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years. During the six months ended December 31, 2022 the Company raised gross proceeds of approximately $602,000 through the sale of its securities. During the year ended June 30, 2021 the Company raised gross proceeds of approximately $5,209,000 through the sale of its securities and paid commissions of approximately $165,000, and anticipates raising additional funds from such sales and transactions. During the year ended June 30, 2022 the Company raised gross proceeds for approximately $1,737,000 and paid commissions of approximately $18,600. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

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

The future minimum lease payment under noncancelable operating lease with terms greater than one year as of December 31, 2022:

From October to December 2022	$—
From January 2023 to December 2023	75,000
From January 2024 to December 2024	75,000
Undiscounted cash flow	150,000
Less imputed interest	(14,557)
Total	$135,443

The weighted average remaining lease term and discounted rate related to the Company’s lease liability as of December 31, 2022 were 2.08 years and 10%, respectively. The Company’s lease discount rate is generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s lease cannot be readily determined.

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

No shareholder, sensitive or confidential information was available to be breached which has limited damages from the hack/theft to date. However, the Company’s email operations were subject to short term disruption and expenses were incurred related to the matter including legal fees.

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

B: Dissolution of Bion PA1, LLC (“PA1”)

PA1, the Company’s wholly-owned subsidiary, was dissolved on December 29, 2021 on which date it owed approximately $10,010,000 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System including accrued interest and late charges totaling $2,255,802 as of that date. Through the date of the dissolution, PA1 was a wholly-owned subsidiary of the Company and its assets and liabilities were included on the Company’s consolidated balance sheet. At September 30, 2021, PA1’s total assets were $297 and its total liabilities were $10,154,334 (including the Pennvest Loan in the aggregate amount of $9,939,148, accounts payable of $214,235 and accrued liabilities of $950) which sums were included in the Company’s consolidated balance sheet in its Form 10-Q for the quarter ended September 30, 2021. Subsequent to the dissolution of PA1, its assets and liabilities are no longer consolidated and included in the Company’s balance sheet. As of December 29, 2021, PA1’s total assets were nil and its total liabilities were $10,234,501 (including the Pennvest Loan in the aggregate amount of $10,009,802, accounts payable of $212,263 and accrued liabilities of $12,436). The net amount of $10,234,501 was recognized as a gain on the legal dissolution of a subsidiary in other (income) expense.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended December 31, 2022, the Company sold the following restricted securities: a) 26,230 units at $1.00 per unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock at $1.25 until December 31, 2024 and received gross proceeds of $26,230 and b) the Company sold 200,000 shares of restricted common stock at $1.00 per share and received gross proceeds of $200,000. All of these transactions the Company relied on the exemptions in Section 4(2) of the Securities Act of 1933, as amended, and/or under Rule 506 of Regulation D under the Securities Act of 1933, as amended. See Notes to Financial Statements (included herein) for additional details.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: February 8, 2023	By:	/s/ Mark A. Smith
Mark A. Smith, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 8, 2023	By:	/s/ William O’Neill
William O’Neill, Chief Executive Officer

