Form 10-Q/A
period 2022-12-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2023-02-14
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

On February 7, 2023, there were 46,329,884 Common Shares issued and 45,625,575 Common Shares outstanding.

Explanatory Note

 The purpose of this amendment on Form 10-Q/A is to correct the amount of the Common Shares issued and Common Shares outstanding on the Form 10-Q cover page, filed with the Securities and Exchange Commission on February 8, 2023. No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: February 14, 2023	By:	/s/ Mark A. Smith
Mark A. Smith, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 14, 2023	By:	/s/ William O’Neill
William O’Neill, Chief Executive Officer

