Form 10-Q
period 2023-03-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2023-05-10
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

On April 30, 2023, there were 48,046,370 Common Shares issued and 47,342,061 Common Shares outstanding.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2023	2022
	(unaudited)

ASSETS

Current assets:
Cash	$1,612,977	$3,160,442
Prepaid expenses	113,101	157,550
Deposits and other assets	6,000	1,000

Total current assets	1,732,078	3,318,992

Operating lease right-of-use asset	107,162	145,787
Property and equipment, net (Note 3)	5,788,203	2,895,558

Total assets	$7,627,443	$6,360,337

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$800,901	$1,360,644
Deferred compensation (Note 4)	784,255	594,798

Total current liabilities	1,585,156	1,955,442

Operating lease liability	119,951	128,864
Convertible notes payable - affiliates (Note 6)	1,735,507	5,170,610

Total liabilities	3,440,614	7,254,916

Equity (deficit):
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 50,000 shares authorized, no shares issued and outstanding	—	—

Series C Convertible Preferred stock, $0.01 par value, 60,000 shares authorized; no shares issued and outstanding	—	—

Common stock, no par value, 250,000,000 shares authorized, 48,044,790 and 43,758,820 shares issued, respectively; 47,340,480 and 43,054,511 shares outstanding, respectively	—	—
Additional paid-in capital	131,208,759	123,620,046
Subscription receivable - affiliates (Note 8)	(504,650)	(504,650
Accumulated deficit	(126,554,853)	(124,047,548)

Total Bion's stockholders’ equity (deficit)	4,149,256	(932,152)

Noncontrolling interest	37,573	37,573

Total equity (deficit)	4,186,829	(894,579)

Total liabilities and deficit	$7,627,443	$6,360,337

See notes to condensed consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED MARCH 31, 2023 AND 2022
(UNAUDITED)

	Three months ended		Nine months ended
	March 31,		March 31,
	2023	2022	2023	2022

Revenue	$—	$—	$—	$—

Operating expenses:
General and administrative (including stock-based compensation)	859,011	397,743	2,356,047	1,506,839
Depreciation	461	252	1,185	832
Research and development (including stock-based compensation)	24,242	29,411	67,833	145,624

Total operating expenses	883,714	427,406	2,425,065	1,653,295

Loss from operations	(883,714)	(427,406)	(2,425,065)	(1,653,295)

Other (income) expense:
Interest income	(1,342)	(1,338)	(4,652)	(4,101)
Interest expense	(24,488)	51,361	86,892	281,906
Gain on sale of domain	—	(902,490)	—	(902,490)
Gain on debt extinguishment	—	—	—	(10,234,501)

Total other expense	(25,830)	(852,467)	82,240	(10,859,186)

Net income (loss)	(857,884)	425,061	(2,507,305)	9,205,891

Net loss attributable to the noncontrolling interest	—	549	—	1,544

Net income (loss) applicable to Bion's common stockholders	$(857,884)	$425,610	$(2,507,305)	$9,207,435

Net income (loss) applicable to Bion's common stockholders per basic and diluted common share	$(0.02)	$0.01	$(0.06)	$0.22

Weighted-average number of common shares outstanding:
Basic and diluted	45,456,417	43,029,511	44,165,309	41,602,390

See notes to condensed consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Three months ended March 31, 2023 and 2022
	Bion's Stockholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in	Subscription Receivables for	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Shares	deficit	interest	equity/(deficit)
Balances, December 31, 2021	—	$—	—	$—	43,733,820	$—	$123,150,676	$(504,650)	$(123,558,048)	$38,122	$(873,900)
Vesting of options for services	—	—	—	—	—	—	4,650	—	—	—	4,650
Net income (loss)	—	—	—	—	—	—	—	—	425,610	(549)	425,061
Balances, March 31, 2022	—	$—	—	$—	43,733,820	$—	$123,155,326	$(504,650)	$(123,132,438)	$37,573	$(444,189)

Balances, December 31, 2022	—	$—	—	$—	44,529,884	$—	$124,627,172	$(504,650)	$(125,696,969)	$37,573	$(1,536,874)
Sale of units	—	—	—	—	2,375,000	—	2,720,000	—	—	—	2,720,000
Warrants exercised for common shares	—	—	—	—	84,000	—	63,000	—	—	—	63,000
Issuance of warrants for services	—	—	—	—	—	—	9,844	—	—	—	9,844
Conversion of debt and liabilities	—	—	—	—	1,055,906	—	99,889	—	—	—	99,889
Vesting of options for employees and services	—	—	—	—	—	—	220,510	—	—	—	220,510
Commissions on sale of units	—	—	—	—	—	—	(48,000)	—	—	—	(48,000)
Debt modification							3,516,345				3,516,345
Net loss	—	—	—	—	—	—	—	—	(857,884)	—	(857,884)
Balances, March 31, 2023	—	$—	—	$—	48,044,790	$—	$131,208,759	$(504,650)	$(126,554,853)	$37,573	$4,186,829

Nine months ended March 31, 2023 and 2022
	Bion's Stockholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in	Subscription Receivables for	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Shares	deficit	interest	equity/(deficit)

Balances, July 1, 2021	—	$—	—	$—	41,315,986	$—	121,399,067	$(504,650)	$(132,339,873)	$39,117	$(11,406,339)
Warrants exercised for common shares	—	—	—	—	2,315,550	—	1,736,662	—	—	—	1,736,662
Commissions on warrant exercises	—	—	—	—	66,860	—	(18,601)	—	—	—	(18,601)
Issuance of warrants for services	—	—	—	—	—	—	7,500	—	—	—	7,500
Conversion of debt and liabilities	—	—	—	—	35,424	—	17,711	—	—	—	17,711
Vesting of options for employees and services	—	—	—	—	—	—	4,650	—	—	—	4,650
Modification of warrants	—	—	—	—	—	—	8,337	—	—	—	8,337
Net loss	—	—	—	—	—	—	—	—	9,207,435	(1,544)	9,205,891
Balances, March 31, 2022	—	$—	—	$—	43,733,820	$—	$123,155,326	$(504,650)	$(123,132,438)	$37,573	$(444,189)

Balances, July 1, 2022	—	$—	—	$—	43,758,820	$—	123,620,046	$(504,650)	$(124,047,548)	$37,573	$(894,579)
Sale of units	—	—	—	—	2,921,230	—	3,266,230	—	—	—	3,266,230
Warrants exercised for common shares	—	—	—	—	158,834	—	119,125	—	—	—	119,125
Issuance of units for services	—	—	—	—	50,000	—	80,000	—	—	—	80,000
Issuance of warrants for services	—	—	—	—	—	—	57,094	—	—	—	57,094
Conversion of debt and liabilities	—	—	—	—	1,155,906	—	149,889	—	—	—	149,889
Vesting of options for employees and services	—	—	—	—		—	220,510	—	—	—	220,510
Commissions on sale of units	—	—	—	—	—	—	(48,000)	—	—	—	(48,000)
Modification of warrants - non-cash comp	—	—	—	—	—	—	159,433	—	—	—	159,433
Modification of warrants - interest	—	—	—	—	—	—	68,088	—	—	—	68,088
Debt modification	—	—	—	—	—	—	3,516,345	—	—	—	3,516,345
Net loss	—	—	—	—	—	—	—	—	(2,507,305)	—	(2,507,305)
Balances, March 31, 2023	—	$—	—	$—	48,044,790	$—	$131,208,759	$(504,650)	$(126,554,853)	$37,573	$4,186,829

See notes to condensed consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,507,305)	$9,205,891
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on legal dissolution of subsidiary	—	(10,234,501)
Depreciation expense	1,185	832
Accrued interest on loans payable, deferred compensation and other	86,891	299,770
Stock- based compensation	220,510	17,774
Stock-based compensation for services	80,000	—
Modification of warrants	154,932
Warrants issued for compensation for services	57,094
Decrease in prepaid expenses	44,449	118,778
Increase (decrease) in deposits in other assets	(5,000)	(45,000)
(Increase) in other receivable from the sale of doman name	—	(902,490)
Increase (decrease) in accounts payable and accrued expenses	(908,644)	223,822
Decrease (increase) in operating lease assets and liabilities	29,712	(33,073)
Increase in deferred compensation	265,000	224,367

Net cash used in operating activities	(2,481,176)	(1,123,830)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,403,644)	(1,167,463)

Net cash used in investing activities	(2,403,644)	(1,167,463)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of units	3,266,230	—
Proceeds from exercise of warrants	119,125	1,736,662
Commissions on exercise of warrants	—	(18,601)
Commissions on sale of units	(48,000)	—
Redemption of Preferred Series B shares and interest	—	(41,000)

Net cash provided by financing activities	3,337,355	1,677,061

Net increase (decrease) in cash	(1,547,465)	(614,232)

Cash at beginning of year	3,160,442	4,216,321

Cash at end of year	$1,612,977	$3,602,089

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Non-cash investing and financing transactions:
Conversion of debt and liabilities into common units	$149,888	$17,711
Conversion of debt and liabilities into notes payable	$23,943	$—
Conversion of deferred compensation to notes payable	$90,000	$190,000
Capitalized interest in property and equipment	$117,342	$—
Shares issued for warrant exercise commissions	$—	$50,145
Purchase of property and equipment for accounts payable	$372,844	$666,375

See notes to condensed consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2023 AND 2022

1.	ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT’S PLANS:

Organization and nature of business:

Bion Environmental Technologies, Inc.'s ("Bion," "Company," "We," "Us," or "Our") was incorporated in 1987 in the State of Colorado. Bion’s mission is to make livestock production more sustainable, transparent and profitable. We intend to accomplish this by deploying our Gen3Tech platform/business model (discussed below) in ventures focused on the ‘feeder’ space of the livestock production/value chain to provide the consumer with verifiably sustainable premium products. Bion believes this approach can create extraordinary value for our shareholders and employees (all of whom own securities in the Company).

Our patented and proprietary technology provides advanced waste treatment and resource recovery for large-scale livestock production facilities (also known as “Concentrated Animal Feeding Operations” or “CAFOs"). Livestock production and its waste, particularly from CAFOs, has been identified as one of the greatest soil, air, and water quality problems in the U.S. today.  Application of our third-generation technology and business/technology platform (“Gen3Tech”) can largely mitigate these environmental problems, while simultaneously improving operational/ resource efficiencies by recovering high-value co-products from the CAFOs’ waste stream. These waste ‘assets’ – nutrients and methane – have traditionally been wasted or underutilized and are the same ‘pollutants’ that today fuel harmful algae blooms, contaminate surface groundwater, and exacerbate climate change.

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

Bion’s Gen3Tech was designed to capture and stabilize these assets and produce renewable energy, fertilizer products, and clean water as part of the process of raising verifiably sustainable livestock. All steps and stages in the animal raising and waste treatment process will be third-party verified, providing the basis for additional revenues, including carbon and/or renewable energy-related credits and, eventually, payment for a range of ecosystem services, including nutrient credits as described below. The same verified data will be used to substantiate the claims of a USDA-certified sustainable brand that will support premium pricing for the meat/ animal protein products that are produced in Bion facilities.

During the first half of 2022 Bion began pre-marketing our sustainable beef to retailers, food service distributors and the meat industry in the U.S.  In general, the response has been favorable. During July 2022, Bion announced a letter of intent (“Ribbonwire LOI”) to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with the Ribbonwire Ranch, in Dalhart, Texas (with a provision to expand to 60,000 head) (“Dalhart Project”). During January 2023 Bion announced a letter of intent (“Olson LOI”) to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with the Olson Feeders and TD Angus, near North Platte, Nebraska (with a provision to expand to 45,000 head or more) (“Olson Project”). During April 2023 Bion announced a letter of intent (“DVG LOI”) to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with Dakota Valley Growers near Bathgate, North Dakota. The Olson, Dalhart and DVG Projects (and subsequent Projects) will be developed to produce verified, sustainable beef in customized covered barns (resulting in reduced stress on cattle caused by extreme weather and temperatures and resulting higher feed/weight gain efficiency) with ongoing manure transfer (through slatted floors) to anaerobic digesters (AD) to capture nitrogen from the manure stream before loss to the atmosphere and generate renewable natural gas (RNG) for sale while remediating the environmental/carbon impacts usually associated with cattle feedlots and CAFOs. Bion’s patented technology will refine the waste stream into valuable coproducts that include clean water, RNG, photovoltaic solar electricity and fertilizer (‘climate smart’ and organic) products. We anticipate converting these LOI into definitive JV agreements and creating distribution agreements with key retailers and food service distributors during the next six-nine months.

Our business plan is focused on executing multiple agreements and letters of intent related to additional sustainable beef JV projects over the next twelve months while moving forward with the Initial Project (see below) and one or more of the Dalhart/Olson/DVG Projects (“LOI Projects”)(and/or other Gen3Tech beef JV projects) and pursuing other opportunities in the livestock industry enabled by our Gen3Tech business model.  The Ribbonwire and Olson LOI announcements have generated significant interest within the livestock industry (among ranchers, feedlot operators, farmers and other AG industry parties). We believe that this interest, combined with consumer interest in ‘sustainable products’ and growing enthusiasm among some livestock industry parties for environmental/sustainable/regenerative practices, may provide Bion (and its partners/venturers) with an opportunity to move forward with a truly sustainable solution in this industry segment at a rapid pace.

During the next three months, the Company intends to complete construction and begin operations of phase 1 of our Initial Project located near Fair Oaks, Indiana. Bion expects the Initial Project to provide data that illustrates the effectiveness of our Gen3Tech in a commercial-scale setting by the end of the 2nd quarter in 2023 and supports development of the LOI Projects (and/or other Gen3Tech beef JV projects) commencing later during 2023.  We do not presently know the order in which these JV Projects will be developed as that decision will be made based on many factors not yet in place. We believe the Initial Project data will also provide additional potential stakeholders (cattle producers, cattle feeders, packers, food distributors and retailers and financial institutions) with the information they need to proceed with confidence in collaborating with Bion on multiple new projects (see below).

Bion is now focused primarily on: i) development/construction/operation of the Initial Project, our initial commercial-scale Gen3Tech installation, ii) pre-development planning of the Dalhart, Olson and DVG Projects (and/or other Gen3Tech beef JV projects), iii) developing applications and markets for its low carbon ‘ClimateSmart’ and organic fertilizer products (including listings/certifications of multiple liquid and solid products) and its sustainable (conventional and organic) animal protein products, and iv) discussions regarding initiation and development of agreements and joint ventures (“JVs” as discussed below) (and related Projects) based on the augmented capabilities of our Gen3Tech business platform (in the sustainable beef and other livestock segments), while (v) continuing to pursue business opportunities related to large retrofit projects (such as the Kreider poultry project JV described below) and vi) ongoing R&D activities.

HISTORY, BACKGROUND AND CURRENT ACTIVITIES

Since the Company’s inception, Bion has designed and developed advanced waste treatment systems for livestock. The first and second generations of Bion’s technology platform were biological systems, primarily focused on nutrient control. Over 30 of these systems were deployed at New York dairies, Florida food processing facilities and dairies, North Carolina hog farms, a Texas dairy and a Pennsylvania dairy (“Kreider 1 Project”). The systems were highly effective at their intended purpose: capturing nitrogen and phosphorus. They produced BionSoil as a byproduct, which was a remarkably effective soil amendment/ fertilizer product, but whose value was not enough to support a viable business model. As such, these early technology iterations were largely dependent on either implementation of new regulations requiring waste treatment, or subsidy/incentive programs that would provide ‘payment for ecosystem services’. By the mid-2010’s, it became apparent that neither of these options were imminent or even assured, so the Company initiated the steps to reimagine and redesign its technology.

From 2016 to 2021 fiscal years, the Company focused most of its activities and resources on developing, testing and demonstrating the third generation of its technology and technology platform (“Gen3Tech”). Our Gen3Tech was developed with an emphasis producing more valuable co-products from the waste treatment process, including renewable natural gas and ammonium bicarbonate, a low-carbon and organic ‘pure’ nitrogen fertilizer product while raising livestock in a verifiably sustainable manner to produce premium sustainable meat products.

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

The Company believes that its Gen3Tech, in addition to providing superior environmental remediation, creates opportunities for large scale production of i) verifiably sustainable, branded livestock products and ii) verifiably sustainable organic-branded livestock products, both of which will command premium pricing (in part due to ongoing monitoring and third-party verification of environmental performance which will provide meaningful assurances to both consumers and regulatory agencies). Each of these two distinct market segments (which the Company intends to pursue in parallel) presents a large production/marketing opportunity for Bion. Our Gen3Tech will also produce (as co-products) biogas, solar photovoltaic electricity in appropriate locations, and valuable fertilizer products --low carbon and/or organic (which can be utilized in the production of organic grains for use as feed for raising organic livestock (some of which may be utilized in the Company’s JV projects)) and/or marketed to the growing markets for ‘ClimateSmart’ and/or organic fertilizer.

During July 2022, January 2023 and April 2023 the Company entered into letters of intent with Ribbonwire Ranch (Dalhart, Texas), Olson Feeders (North Platte, Nebraska) and Dakota Valley Growers (North Bathgate, Dakota), respectively, setting forth the parties’ intentions to negotiate joint venture agreements and enter into JVs to develop and operate initial 15,000 head integrated, sustainable beef facility for each Project including:

a)	innovative cattle barns (with slatted floors to facilitate movement of manure to the anaerobic digester and potentially solar PV generation on the rooftops which barns will improve the living conditions of the animals while increasing feeding/weight gain efficiency,

b)	‘customized’ anaerobic digestion systems -- including pretreatment to increase renewable natural gas (‘RNG’) production and an RNG cleaning system (which will include capture/recycling of the CO2) to allow pipeline sales and monetization of related environmental credits,

c)	a Bion Gen3Tech module (which will utilize the recycled CO2 from the RNG production to increase fertilizer yield) for the production of pure nitogen fertilizer ‘ClimateSmart’ and/or organic (for use in organic crop production) plus residual organic solids and clean water, and

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

To place the LOI Projects in the context of Company’s business plan (and our prior public disclosure), if one or more of the contemplated JVs move forward on anticipated timelines, active development of the first LOI Project will commence during the second half of calendar year 2023.

Prior to such activity, the Company intends to construct and operate the initial phase of the previously announced Gen3Tech demonstration project near Fair Oaks, Indiana (“Initial Project”): i) to validate our existing data and modeling at commercial scale and ii) to optimize the Bion Gen3Tech module for finalization of design parameters and fabrication details of our planned 15,000 head commercial facilities (including the 3 sets of LOI Projects). For the purposes of this initial phase, the Company, in order to accelerate the data acquisition phase, intends to utilize anaerobic digester effluent from the nearby/contiguous Fair Oaks dairy. Construction and related activities of this demonstration project have commenced with main module assembly on site in process since February 2023 (somewhat delayed due to supply chain constraints) followed by operations through the first half of 2023 (and thereafter) to generate the required information. Thereafter, the Company will evaluate what, if any, additional facilities and testing will take place at that location.

The Company anticipates that it will negotiate additional letters of intent and enter into additional joint ventures related to the development of further commercial-scale sustainable beef projects over the next 6-18 months in addition to the Dalhart, Olson and DVG Projects.

As previously disclosed, during late September 2021, Bion entered into a lease for the development site of the Initial Project, our initial commercial scale Gen3Tech project, which Initial Project will be located on approximately four (4) acres of leased land near Fair Oaks, Indiana, and a related agreement regarding disposal of certain manure effluent with the Curtis Creek Dairy unit of Fair Oaks Farms (“FOF”). Design and pre-development work commenced during August 2021 and surveying, site engineering and other site-specific engineering and design work is largely completed. Fabrication of the primary Gen3Tech equipment modules for the Initial Project commenced during January 2022. Construction work has been largely completed to prepare for the arrival in mid-February of the main modules of the Gen3Tech system. The Initial Project was initially planned to be an environmentally sustainable beef cattle feeding facility, equipped with state-of-the-art housing and Bion’s 3G-Tech platform to provide waste treatment and resource recovery. Bion designed the project to house and feed approximately 300 head of beef cattle. If all phases of the Initial Project are constructed, the facility will include Bion’s Gen3Tech platform including: i) covered barns ( including roof top solar photovoltaic generation in appropriate locations), ii) anaerobic digestion for renewable energy recovery, iii) livestock waste treatment and resource recovery technology, iv) Bion’s ammonium bicarbonate recovery (and crystallization) technology and iv) data collection software to document system efficiencies and environmental benefits (with the Bion Gen3Tech facilities capable of treating the waste from approximately 1,500 head). The facility will be large enough to demonstrate engineering capabilities of Bion’s Gen3Tech at commercial scale, but small enough that it can be constructed and commissioned relatively quickly. Originally, construction and onsite assembly operations were targeted to commence sometime late in 2022, however, supply chain backlogs have delayed likely delivery dates for core modules of the Bion system to the site until February 2023. 3G1 has been moving forward with the development and construction process of the Initial Project which we expect to become operational during the current quarter ending June 2023. See Note 3 “Property and Equipment” and Note 10 “Subsequent Events” (for activities since the start of the fourth quarter of the 2023 fiscal year).

The Initial Project is not being developed at economic commercial scale or with an expectation of profitability due to its limited scale. However, successful installation, commissioning, and operations will demonstrate scalability, determine operating parameters at scale, and provide ongoing production and engineering capabilities, all being critical steps that must be accomplished before developing larger commercial projects with JV partners.

Specifically, the Initial Project (if all phases are constructed) is being developed to provide and/or accomplish (if all phases are constructed) the following:

i.	Proof of Gen3Tech platform scalability

-	Document system efficiency and environmental benefits and enable final engineering modifications to optimize each unit process within the Bion Gen3Tech platform.

-	Environmental benefits will include (without limitation) renewable energy production (natural gas recovery from AD and solar electric from integrated roof top photovoltaic generation); nutrient recovery and conversion to stable ‘ClimateSmart’ (low carbon) and/or organic fertilizer; pathogen destruction; water recovery and reuse; air emission reductions.

ii.	Use Bion’s data collection system to support 3rd party verified system efficiency requirement to qualify for USDA Process-Verified-Program (PVP): certification of sustainable branded beef (and potentially pork) product metrics.

iii.	Produce sufficient ammonium bicarbonate nitrogen fertilizer for certification/listing applications and commercial testing by potential joint venture partners and/or purchasers and for university growth trials.

The Initial Project will be carried out in stages with phase one focused on portions of items i. and iii. set forth above.

Upon completing the primary goals of phase 1 of the Initial Project, (coupled with progress regarding certifications(s) and markets for our fertilizer product lines (liquid and/or solid)), Bion expects to be ready to move forward with its plans for development (and related project financing) of much larger facilities including the LOI Projects. The Company anticipates that discussions and negotiations it has begun (together with additional opportunities that will be generated over the next 6-18 months) regarding potential JVs with strategic partners in the financial, livestock and food distribution industries to develop large scale projects will continue during the development/construction of the Initial Project with a 2023-24 goal of establishing multiple JV’s for large scale projects that will produce sustainable and/or sustainable-organic corn-fed beef. These products will be supported by a USDA PVP-certified sustainable brand that will, initially, highlight reductions in carbon and nutrient footprint, as well as pathogen reductions associated with foodborne illness and antibiotic resistance, along with the organic designation where appropriate. Bion’s RNG, nutrient, and water recovery will be transparent, third-party verified, and supported by blockchain --- that data, coupled with cattle production history, will underpin the sustainable brand. Sustainability will be measured by improvements in resource efficiencies, animal health and welfare, and reduced impacts to air, water, and soil, and will be communicated to the consumer at the point of sale. Bion has successfully navigated the USDA PVP application process previously, having received conditional approval of its 2G Tech platform (pending resubmission and final site audits), and is confident it will be successful in qualifying its Gen3Tech platform.

After the basic technology start-up milestones of the Initial Project (primarily optimization and steady-state operations of the core modules of our Gen3Tech platform to generate data to support design/development of larger 15,000 head commercial modules) have been met, the core modules may be re-located to a subsequent more permanent location to be determined at a later date. The Company is in discussion with the University of Nebraska-Lincoln to jointly develop an integrated beef facility based on Bion’s Gen3Tech and business model at its Klosterman Feedyard Innovation Center (“KFIC”) (or elsewhere) including innovative barns, an anaerobic digester and a Bion Gen3Tech system to conduct ongoing research and development related thereto and the KFIC is a possible site for the long term re-location of the core modules. This venture, if it moves forward, is anticipated to include joint preparation of applications for grants and other funding from the USDA (‘climate smart’ program, rural development, etc.) and other sources. The Company is also considering re-locating the core modules of the Initial Project to Dalhart, Texas, where they may be integrated into the first phases of the Dalhart Project or a separate smaller organic beef project.

The Company’s initial ammonium bicarbonate liquid fertilizer product completed its Organic Materials Review Institute (“OMRI”) application and review process with listing approval during May 2020. Applications for our first solid ammonium bicarbonate product line with OMRI and the California Department of Food & Agriculture (“CDFA”) have been unsuccessful to date. Later this calendar year (Summer/Fall 2023) the Company intends to pursue further applications for liquid and solid products (of varying nitrogen concentrations) utilizing material produced at the Initial Project. See ‘Fertilizer: Organic and ClimateSmart’ below.

Additionally, the Company believes there will also be opportunities to proceed with selected ‘retrofit projects’ of existing facilities (see ‘Gen3Tech Kreider 2 Poultry Project’ below as an example) in the swine, dairy and poultry industries utilizing our Gen3Tech.

Bion believes that substantial unmet demand currently exists– potentially very large – for ‘real’ meat/dairy/egg products that offer the verifiable/believable sustainability consumers seek, but with the taste and texture they have come to expect from American beef and pork, dairy and poultry. Numerous studies demonstrate the U.S. consumers’ preferences for sustainability. For example, 2019 NYU Stern’s Center for Sustainable Business study found that ‘products marketed as sustainable grew 5.6 times faster than those that were not…’ and that ‘…in more than 90 percent of consumer-packaged-goods (CPG) categories, sustainability-marketed products grew faster than their conventional counterparts.’ Sales growth of plant-based alternatives, including both dairy and more recently ground meat (Beyond Meat, Impossible Foods, etc.) have shown that a large and growing segment of consumers is choosing seemingly sustainable offering, and are also willing to pay a premium for it. Tyson Foods recently said, “consumers would be willing to pay at least 24 percent more for environmentally friendly, sustainable options at retail.” Numerous studies also support the consumers’ ‘willingness-to-pay’ (WTP) for sustainable choices, including a recent meta-analysis of 80 worldwide studies with results that calculate the overall WTP premium for sustainability is 29.5 percent on average.

As one of the largest contributors to some of the greatest air and water quality problems in America, it is clear that livestock waste cleanup, at scale, represents one of the greatest opportunities we have to reduce negative environmental impacts of the food supply chain on air and water quality. Bion’s Gen3Tech platform, along with its business model, will enable the cleanup of one of the ‘dirtiest’ parts of the food supply chain: animal protein production and creates the opportunity to produce and market verifiably sustainable organic and conventional ‘real meat’ products that can participate in the growth and premium pricing that appears to be readily available for the ‘right’ products.

Bion believes that at least a premium segment of the U.S. beef industry (and potentially other livestock industry groups) is at the doorstep of a transformative opportunity to address the growing demand for sustainable food product offerings, while pushing back against today’s anti-meat messaging. At $66 billion/year (2021 wholesale/farmgate value), the beef industry is a fragmented, commodity industry whose practices date back decades. In 1935 inflation-adjusted terms, beef was 63% more expensive in 2021, while pork and chicken, which are now primarily raised in covered barns at CAFOs with highly integrated supply chains, were 12% and 62% cheaper, respectively. In recent years, the beef industry has come under increasing fire from advocacy groups, regulatory agencies, institutional investors, and ultimately, their own consumers, over concerns that include climate change, water pollution, food safety, and the treatment of animals and workers.

Advocacy groups targeting livestock and the beef industry have recently been joined by competitors that produce animal protein alternatives in seeking to exploit the industry’s environmental and economic weaknesses. Their global anti-meat messaging has had a substantial chilling effect on the relationships the beef industry has with its institutional investors; retail distributors, such as fast-food restaurants; and mostly, its consumers. Led by the United Nations Food and Agriculture Organization, a coordinated anti-meat messaging campaign has targeted consumers worldwide, primarily focused on the industry’s impacts on climate change. Meat alternatives, especially plant-based protein producers like Beyond Meat and Impossible Foods, are being heavily promoted by themselves and the media, and have enjoyed steady sales growth. A 2018 NielsenIQ Homescan survey last year found that 39% of Americans are actively trying to eat more plant-based foods. Some of the recent growth in plant-based proteins results from increasing lactose intolerance and other health concerns; however, most of that growth is attributed to consumers’ growing concerns for the environmental impacts of real meat and dairy. Several large US companies that have traditionally focused on livestock production, including Cargill, ADM, Perdue Foods, and Tyson, have also recently entered the plant protein space. In terms of changing customer preferences, ‘saving the planet’ has proven to be a more compelling argument than the traditional animal activism/ welfare pitch. To date, the primary ‘industry response’ to this has been grass-fed beef, which is regarded as a generally more sustainable offering than grain-fed (largely without empirical evidence). However grass-fed beef has had only limited acceptance in U.S. markets, because it is less flavorful and tougher than the traditional corn-fed beef consumers have grown to enjoy. Sustainability initiatives have been launched by large US livestock producers (including Tyson’s very recent ‘Brazen’ program), but it is not yet possible to determine whether any will be substantive and verifiable rather than completely ‘modeled’ and largely public relations ‘greenwashing’.

It should be noted that these plant-based protein producers are primarily expected to be able to serve the ground/ processed meat market, which represents only about 10 percent of the overall animal protein market. Further, there has recently been pushback to these plant-based products, focusing on their highly processed nature and unproven health benefits, scalability/ pricing, and their uncertain carbon footprint---and market growth rates have substantially slowed and may have already plateaued and/or peaked. There have also been several companies recently enter the cellular and 3D-printed meat arena. While facing myriad challenges and further out on the development timeline, some people believe cellular agriculture (aka cultured, clean, lab-grown, cultivated) meat may have the potential to service a much larger percentage of the market than plant-based protein, including cuts like steaks, chops and roasts, but the likely cost remains very uncertain at this point.

Each of these items supports Bion’s belief that there is a potentially very large opportunity to supply premium sustainable beef products that satisfy consumer concerns. We believe that the real meat/beef products that can be cost-effectively produced today using our Gen3Tech platform, both sustainable and/or organic, can provide an affordable product that satisfies the consumer’s desire for sustainability, but with the superior taste and texture those consumers have grown to prefer.

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

A Bion sustainable beef facility will be comprised of covered barns with slotted floors (allowing the waste to pass through) which will reduce ammonia and greenhouse gas volatilization and loss, as well as odors, thereby improving animal health and human working conditions while preventing air/soil pollution. The manure will be collected and moved directly to anaerobic digestion facilities which will produce renewable natural gas (and re-cycle CO2 from the gas cleaning process). Covered barns will reduce weather impacts on the livestock and have been demonstrated to promote improved general health and weight gain in the cattle housed in them. The barns’ very large roof surface area will be utilized (in geographical locations with adequate sunshine and appropriate ‘tariffs’) for the installation of photovoltaic solar generation systems to produce electricity for the facility, as well as export to the grid. The barn roofs will also be configured to capture rainwater, which, coupled with the water recovered from the treatment process, will reduce the projects’ reliance on current water supplies.

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

Recently there have been efforts to establish sustainable brands (including USDA PVP certification) for a number of small-scale livestock producers (largely in the grass-fed beef category). To date, the reach and extent of such efforts is limited and it is difficult to determine their effectiveness. Additionally, there have been public announcements of initiatives related to beef sustainability (largely focused on the ‘cow-calf’ segment of the livestock chain) in procurement by major beef processing companies (including Tyson’s very recent ‘Brazen’ program), but a closer look finds that many have consisted largely of ‘green washing’ public proclamations in the wake of environmental and social criticism that re-package prior initiatives and lack any significant new substance.

Sustainable Organic Beef

Bion also believes it has a unique opportunity to produce, at scale, affordable corn-fed organic beef that is also certified as sustainable. In addition to the sustainable practices described above, organic-sourced beef cows would be finished on organic corn, which would be produced using the ammonium bicarbonate fertilizer captured by the Gen3Tech platform. Bion believes its meat products will meet consumer demands with respect to sustainability and safety (organic) and provide the tenderness and taste American consumers have come to expect from premium conventional American beef. Such products are largely unavailable in the market today. We believe Bion’s unique ability to produce the fertilizer needed to grow a supply of relatively low-cost organic corn, and the resulting opportunity to produce organic beef, will dramatically differentiate us from potential competitors. This organic opportunity is dependent on successfully establishing Bion’s fertilizer products as acceptable for use in organic grain production.

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

Fertilizer: Organic and ‘Climate Smart’

The Company has focused a large portion of its activities on developing, testing and demonstrating the 3rd generation of its technology and technology platform (“Gen3Tech”) with emphasis on increasing the efficiency of production of valuable co-products from the waste treatment process, including ammonia nitrogen in the form of low carbon and/or organically certified soluble nitrogen fertilizer products. The Company’s low concentration ammonium bicarbonate liquid product successfully completed its Organic Materials Review Institute (“OMRI”) application and review process with listing approval during May 2020. During the next 3-6 months the Company intends to file applications for a line of higher concentration (up to 7-10%) liquid ammonium bicarbonate products during the current year based on production during operation of the Initial Project during the next 3-6 months. The Company anticipates applying for and obtaining one or more listings/certifications for higher concentration products in our liquid ammonium nitrogen fertilizer line well prior to operational dates for the Company’s initial large scale JV Gen3Tech Sustainable Beef Projects.

Additionally, the Company is exploring the market potential for its fertilizer to be a verifiably ‘ClimateSmart’ product (potentially a much larger market than the organic market). This may require working with industry and academic entities to develop appropriate metrics and producing a ‘life cycle assessment’ (LCA) for Bion’s ammonium nitrogen fertilizer product which can be compared to conventional nitrogen fertilizer products. Bion’s processes will capture and utilize CO2 in the waste stream (including CO2 produced with the renewable natural gas (RNG) by anaerobic digestion) as stabilizing agent thereby potentially creating carbon offsets compared to natural gas utilized as feedstock in chemical ammonia production which reduction will be reflected in the LCA. This LCA will assess environmental impacts associated with fertilizer production in support of the beef cattle supply chain for both the existing conventional approach (primarily fossil fuel-based Haber-Bosch production methods) and the largely decarbonized Bion production approach. We believe a series of coincident yet significant LCA benefits accrue from Bion’s patented fertilizer production approach including the reduced loss of ammonia to the environment via air (volatilized) and water (nitrate in groundwater) pathways, recycled/reused water, elimination of pathogens, the production of renewable natural gas, the production solar energy from photovoltaic panels on barn roofs, enhanced animal welfare practices and reduced animal husbandry risks from extreme weather events. Bion believes that current evaluations of the carbon impact from feedlot operations materially underestimate the negative impacts because existing models do not properly include significant ‘downstream’ carbon impacts of required energy intensive waste water treatment for re-deposited ammonia nitrogen. If the Company determines there is a significant ‘ClimateSmart’ opportunity for our fertilizer products, such an LCA can be completed (based in part on data from the Initial Project) and support marketing efforts well prior to operational dates for the Company’s initial large scale JV Gen3Tech projects.

Ammonium bicarbonate, manufactured using thermal and mechanical processes, has a long history of use as a fertilizer. In addition to liquid ammonium nitrogen fertilizer, Bion’s Gen3Tech is capable of recovering nitrogen in the form of solid ammonium bicarbonate products containing up to 18-22 (or higher) percent nitrogen in a crystalline form that is easily transported (while producing liquids with various percentages of ammonium bicarbonate nitrogen during interim stages of the process). This solid product is water soluble and provides a readily available nitrogen source for crops. It will contain virtually none of the other salt, iron and mineral constituents of the livestock waste stream that often accompany other organic fertilizers. This product is being developed to fertilizer industry standards so that it that can be precision-applied to crops using existing equipment. Bion believes that this product will potentially have broad applications in the production of organic and/or ClimateSmart grains for livestock feed, row crops, horticulture, greenhouse and hydroponic production, and potentially retail lawn and garden products.

The ammonium bicarbonate products (liquid and solid) produced by Bion’s Gen3Tech platform will enjoy a dramatically lower carbon footprint than synthetic nitrogen fertilizers. The reactive nitrogen captured and upcycled into our fertilizer products was going to be lost through volatilization and runoff, and that loss would generally need to be offset with a synthetic nitrogen fertilizer, such as anhydrous ammonia or urea. These synthetic nitrogen products are produced through the Haber-Bosch (and other) synthetic processes, which converts hydrogen and atmospheric nitrogen to ammonia, with methane from fossil fuels as the energy source. It is an extremely energy-intensive process with a carbon footprint that, while not yet fully understood, is widely accepted to by very large. While a complete Life Cycle Assessment (LCA) of carbon impacts from synthetic fertilizer production is not yet available, according to the Institute for Industrial Productivity, its production alone is responsible for approximately 1 percent of total global CO2 emissions. To the extent that Bion can capture and repurpose the nitrogen traditionally lost from livestock waste, that carbon cost will no longer need to be paid by the environment/climate.

Applications for our first solid form of concentrated ammonia, soluble nitrogen fertilizer product line have been filed with OMRI (filed during May 2021) and the California Department of Food & Agriculture (“CDFA”)(filed during May 2022) without success to date. After an extended review processes (which was largely opaque), the OMRI application proceeded through multiple stages without receiving a positive result. The Company believes that OMRI failed to properly follow its own procedures and reached a result without scientific support. The Company has elected to proceed with “Judicial Dispute Resolution” as set forth in the OMRI Policy Manual and has initiated litigation contesting the determination. OMRI filed its Answer to Bion’s Complaint during the first week of May 2023 and the discovery process has now commenced. Recently the Company has also received a negative determination from CDFA. We have initiated an informal dialogue with CDFA regarding the basis for and re-consideration of its initial determination. The Company’s solid product line is novel in part due to the fact that there is not a formal listing category in the organic space for a solid form of concentrated ammonia, soluble nitrogen fertilizers and there is no clear guidance at present from internal policy manuals on how to categorize this product and the process that produces it. There is also no clear guidance at present from either the NOP or the National Organic Standards Board (“NOSB”) (which is currently involved in a related review and recommendations process regarding ‘high nitrogen liquid fertilizers’ derived from ammonia from manure). The Company and its representatives, along with a number of other stakeholders, are involved in discussions regarding resolution of these matters at all three levels. The Company intends to continue efforts to obtain listing/certification for its solid nitrogen fertilizer line over the course of this calendar year.

Gen3Tech Kreider 2 Poultry Project

Bion has done extensive pre-development work related to a waste treatment/renewable energy production facility to treat the waste from KF’s approximately 6+ million chickens (planned to expand to approximately 9-10 million) (and potentially other poultry operations and/or other waste streams) (‘Kreider Renewable Energy Facility’ or ‘Kreider 2 Project’). On May 5, 2016, the Company executed a stand-alone joint venture agreement (“JVA”) with Kreider Farms covering all matters related to development and operation of Kreider 2 system to treat the waste streams from Kreider’s poultry facilities in Bion PA2 LLC (“PA2”). Now that development of the Company’s Gen3Tech is being deployed, the Company has commenced discussions with KF regarding updating and amending the JV agreement and anticipates executing an amended joint venture agreement during 2023. During May 2011 the PADEP certified a smaller version of the Kreider 2 Project (utilizing our 2nd generation technology) under the old EPA’s Chesapeake Bay model. The Company anticipates that if and when new designs are finalized utilizing our Gen3Tech, a larger Kreider 2 Project will be re-certified for a far larger number of credits (management’s current estimates are between 2-4 million (or more) nutrient reduction credits for treatment of the waste stream from Kreider’s poultry pursuant to the amended EPA Chesapeake Bay model and agreements between the EPA and PA). Note that this Project may also be expanded in the future to treat wastes from other local and regional CAFOs (poultry and/or dairy---including the Kreider Dairy) and/or additional Kreider poultry expansion (some of which may not qualify for nutrient reduction credits). The Company anticipates if and when PA2 re-commences work on the Kreider 2 Project, it will submit a new application based on our Gen3Tech. Site specific design and engineering work for this facility have not commenced, and the Company does not yet have financing in place for the Kreider 2 Project. This opportunity is being pursued through PA2. If there are positive developments related to the market for nutrient reductions in Pennsylvania, of which there is no assurance, the Company intends to pursue development, design and construction of the Kreider 2 Project with a goal of achieving operational status for its initial modules during the following calendar year. The economics (potential revenues and profitability) of the Kreider 2 Project, despite its proposed use of Bion’s Gen3Tech for increased recovery of marketable by-products and sustainable branding, are based in material part the long-term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up. However, liquidity in the Pennsylvania nutrient credit market has not yet developed significant breadth and depth, which lack of liquidity has negatively impacted Bion’s business plans and will most likely delay PA2’s Kreider 2 Project and other proposed projects in Pennsylvania.

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

Technology Deployment: Bion Gen3Tech

Widespread deployment of waste treatment technology, and the sustainability it enables, is largely dependent upon generating sufficient additional revenues to offset the capital and operating costs associated with technology adoption. Bion’s Gen3Tech business platform has been developed to create opportunities for such augmented revenue streams, while providing third party verification of sustainability claims. The Gen3Tech platform has been designed to maximize the value of co-products produced during the waste treatment/recovery processes, including pipeline-quality renewable natural gas (biogas) and commercial fertilizer products approved for organic production. All processes will be verifiable by third parties (including regulatory authorities and certifying boards) to comply with environmental regulations and trading programs and meet the requirements for: a) renewable energy and carbon credits, b) organic certification of the fertilizer coproducts and c) USDA PVP certification of an ‘Environmentally Sustainable’ brand (see discussion above and below), and d) payment for verified ecosystem services. The Company’s first patent on its Gen3Tech was issued during 2018. In August 2020, the Company received a Notice of Allowance on its third patent which significantly expands the breadth and depth of the Company’s Gen3Tech coverage. The Company has additional applications pending and/or planned.

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

The Livestock Problem

The livestock industry is under tremendous pressure from regulatory agencies, a wide range of advocacy groups, institutional investors and the industry’s own consumers, to adopt sustainable practices. Environmental cleanup is inevitable and has already begun — and policies have already begun to change, as well. Bion’s Gen3Tech was developed for implementation on large scale livestock production facilities, where scale drives both lower treatment costs and efficient co-products production, as well as dramatic environmental improvements. We believe that scale, coupled with Bion’s verifiable treatment technology platform, will create a transformational opportunity to integrate clean production practices at (or close to) the point of production—the primary source of the industry’s environmental impacts. Bion intends to assist the forward-looking segment of the livestock industry to bring animal protein production in line with 21st Century consumer demands for meaningful sustainability.

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

More than half of the nitrogen impacts from livestock waste come from airborne ammonia emissions, which are extremely volatile, reactive and mobile. Airborne ammonia nitrogen eventually settles back to the ground through atmospheric deposition — it ‘rains’ everywhere. While some of this nitrogen is captured and used by plants, most of it runs off and enters surface waters or percolates down to groundwater. It is now well-established that most of the voluntary conservation practices, such as vegetated buffers that ‘filter’ runoff (often referred to as “BMPs” or “Best Management Practices” that have traditionally been implemented to attempt to mitigate nutrient runoff), are considerably less effective than was previously believed to be the case. This is especially true with regard to addressing the volatile and mobile nitrogen from ammonia emissions, because BMPs are primarily focused on surface water runoff, directly from farm fields in current production, versus the re-deposition that takes place everywhere or groundwater flow.

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

Additionally, in arid climates, such as California, airborne ammonia emissions from livestock manure contribute to air pollution as a precursor to PM2.5 formation, small inhalable particulate matter that is a regulated air pollutant with significant public health risks. Whether airborne or dissolved in water, ammonia can only be cost-effectively controlled and treated at the source—before it has a chance to escape into the environment where it becomes extremely expensive to ‘chase’, capture, and treat.

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

Going concern and management’s plans:

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses of approximately $3,451,000 during the year ended June 30, 2021 and a net income of $8,291,000 for the year ended June 30, 2022. The net income for the year ended June 30, 2022 was largely due to a one-time, non-cash event of the dissolution of PA-1 resulting in a gain of approximately $10,235,000 as well as a one-time gain of $902,000 from the sale of the Company’s ‘biontech.com’ domain pursuant to a purchase agreement during the period. For the nine months ended March 31, 2023, the Company had a net loss of $2,507,305 At March 31, 2023, the Company has a working deficit and a stockholders’ equity of approximately $147,000 and $4,149,000, respectively. During the three months ended March 31, 2023 the Company had debt modifications that resulted in a reduction of debt of $3,516,000 and an increase in equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management’s plans with regard to these conditions.

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

During the nine months ended March 31, 2023, the Company received total proceeds of approximately $3,385,000 from the sale of its equity securities. There were $48,000 in cash commissions paid.

During fiscal years 2022 and 2021, the Company faced less difficulty in raising equity funding (but was subject to substantial equity dilution from the larger amounts of equity financing during the periods) than was experienced in the prior 3 years. During the first nine months of the current fiscal year, the Company has raised limited equity funds to meet its some of its immediate needs but will need to raise additional funds in the coming periods. The Company anticipates substantial increases in demands for capital and operating expenditures during the second half of the current fiscal year and thereafter as it moves toward commercial implementation of its 3G Tech and development of JVs (including costs associated with additions of personnel to carry out the business activities of the Company) and, therefore, is likely to continue to face significant cash flow management challenges due to limited capital resources and working capital constraints which have only recently begun to be alleviated. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees and consultants have been deferring (and continue to defer) portions of their cash compensation and/or are accepting compensation in part in the form of securities of the Company and/or converting portions of their compensation and deferred compensation to securities of the Company (Notes 5 and 7) and members of the Company’s senior management have made loans to the Company from time to time. During the year ended June 30, 2018, senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000. Additionally, the Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again during the year ended June 30, 2018. The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company’s efforts to develop its business. At times, the Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company is able to continue its recent relative success in its efforts to raise needed funds during the remainder of the current fiscal year (and subsequent periods), of which there is no assurance, management will not need to consider deeper cuts (including additional personnel cuts) and curtailment of ongoing activities including research and development activities.

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

2.       SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bion Integrated Projects Group, Inc., Bion Technologies, Inc., BionSoil, Inc., Bion Services, Bion PA2 LLC and Bion 3G-1 LLC (“3G1”); and its 58.9% owned subsidiary, Centerpoint Corporation (“Centerpoint”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Bion PA1 LLC was dissolved on December 29, 2021 (See Note 5). Its operating losses are included in the consolidation through December 29, 2021.

The accompanying condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at March 31, 2023, the results of operations of the Company for the three and nine months ended March 31, 2023 and 2022 and the cash flows of the Company for the nine months ended March 31, 2023 and 2022. Operating results for the three and nine months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending June 30, 2023.

Cash and cash equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents. As of March 31, 2023 and June 30, 2022 there are no cash equivalents.

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

Patents:

The Company has elected to expense all costs and filing fees related to obtaining patents (resulting in no related asset being recognized in the Company’s condensed consolidated balance sheets) because the Company believes such costs and fees are immaterial (in the context of the Company’s total costs/expenses) and have no direct relationship to the value of the Company’s patents.

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

Noncontrolling interests:

In accordance with ASC 810, “Consolidation”, the Company separately classifies noncontrolling interests within the equity section of the condensed consolidated balance sheets and separately reports the amounts attributable to controlling and noncontrolling interests in the condensed consolidated statements of operations. In addition, the noncontrolling interest continues to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance.

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

Lease Accounting:

The Company accounts for leases under ASC 842, Leases (“ASC 842”). Accordingly, the Company will determine whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain of not exercising, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the condensed consolidated statements of operations over the lease term.
23

For leases with a term exceeding 12 months, a lease liability is recorded on the Company’s condensed consolidated balance sheet at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term. A corresponding right-of-use (“ROU”) asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. The Company's incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease.

Revenue Recognition:

The Company currently does not generate revenue and if and when the Company begins to generate revenue the Company will comply with the provisions of ASC 606 “Revenue from Contracts with Customers”.

Income (Loss) per share:

Basic income (loss) per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the income (loss) per share or increase the earnings per share. During the three and nine months ended March 31, 2023 and 2022, the basic and diluted income (loss) per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants and options (as if exercised) and convertible securities (as if converted) that have been excluded from the calculation of basic income (loss) per share:

	March 31, 2023	March 31, 2022
Warrants	21,944,437	19,078,635
Options	11,506,600	10,481,600
Convertible debt	10,052,765	10,847,026
Convertible preferred stock	—	—

The following is a reconciliation of the denominators of the basic and diluted income (loss) per share computations for the three and nine months ended March 31, 2023 and 2022:

	Three months ended March 31, 2023	Three months ended March 31, 2022	Nine months ended March 31, 2023	Nine months ended March 31, 2022
Shares issued – beginning of period	44,529,884	43,733,850	43,758,820	41,315,986
Shares held by subsidiaries (Note 7)	(704,309)	(704,309)	(704,309)	(704,309)
Shares outstanding – beginning of period	43,825,575	43,029,511	43,054,511	40,611,677
Weighted average shares issued during the period	1,630,842	—	1,110,798	990,713
Diluted weighted average shares – end of period	45,456,417	43,029,511	44,165,309	40,904,342

Use of estimates:

In preparing the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements:

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its condensed consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s condensed consolidated financial statements properly reflect the change.

3.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	March 31, 2023	June 30, 2022
Computers and office equipment	15,156	13,598
Initial Project: construction in process	5,784,494	2,892,222
Property and equipment, gross	5,799,650	2,905,820
Less accumulated depreciation	(11,447)	(10,262)
Property and equipment, net	$5,788,203	$2,895,558

The 3G1 project (“Initial Project”) began in July of 2021, with a lease signed on land October 1, 2021 (Note 9). Once the lease commenced the Company moved into construction phase. The balance for the Initial Project construction in process includes $149,342 for capitalized interest and $135,648 in non-cash compensation as of March 31, 2023.

Management has reviewed the remaining property and equipment for impairment as of March 31, 2023 and believes that no impairment exists.

Depreciation expense was $461 and $252 for the three months ended March 31, 2023 and 2022, respectively and $1,185 and $832 for the nine months ended March 31, 2023 and 2022, respectively.

4.       DEFERRED COMPENSATION:

The Company owes deferred compensation to various employees, former employees and consultants totaling $784,255 and $525,699 as of March 31, 2023 and 2022, respectively. Included in the deferred compensation balances as of March 31, 2023, are $504,401 and $5,000 owed Dominic Bassani (“Bassani”), the Company’s Chief Operating Officer (who was Chief Executive Officer until through April 30, 2022), and Mark A. Smith (“Smith”), the Company’s President, respectively, pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, accrues interest at 4% per annum and can be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month. The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month. The deferred compensation owed Bassani and Smith as of March 31, 2022 was $410,585 and nil, respectively. The Company also owes various consultants and an employee, pursuant to various agreements, for deferred compensation of $92,355 and $42,614 as of March 31, 2023 and 2022, respectively, with similar conversion terms as those described above for Bassani and Smith, with the exception that the interest accrues at 0% to 3% per annum. The Company also owes a former employee $72,500, which is not convertible and is non-interest bearing. Bassani and Smith have each been granted the right to convert up to $300,000 of deferred compensation balances at a price of $0.75 per share until June 30, 2024 into common shares (to be issued pursuant to the 2006 Plan). Smith also has the right to convert all or part of his deferred compensation balance into the Company’s securities (to be issued pursuant to the 2006 Plan) “at market” and/or on the same terms as the Company is selling or has sold its securities in its then current (or most recent if there is no current) private placement. Smith also received the right to transfer future deferred compensation to his 2020 Convertible Obligation at his election but such right is no longer in force.
25

Bill O’Neill has a balance of $110,000 and nil at March 31, 2023 and 2022, respectively. There is no interest or conversions on the deferred balance. During the three and nine months ended March 31, 2023, Smith elected to convert $30,000 and $90,000, respectively, of deferred compensation into the 2020 Convertible Note.

The Company recorded interest expense of $5,034 ($4,428 with related parties) and $3,824 ($3,570 with related parties) for the three months ended March 31, 2023 and 2022, respectively, and $14,458 ($12,893 with related parties) and $12,124 ($11,615 with related parties) for the nine months ended March 31, 2023 and 2022, respectively.

5.       LOANS PAYABLE:

Pennvest Loan and Bion PA1 LLC (“PA1”) Dissolution

PA1, the Company’s wholly-owned subsidiary, was dissolved on December 29, 2021 on which date it owed approximately $10,010,000 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System including accrued interest and late charges totaling $2,255,802 as of that date. Through the date of the dissolution, PA1 was a wholly-owned subsidiary of the Company and its assets and liabilities were included on the Company’s condensed consolidated balance sheet. At September 30, 2021, PA1’s total assets were $297 and its total liabilities were $10,154,334 (including the Pennvest Loan in the aggregate amount of $9,939,148, accounts payable of $214,235 and accrued liabilities of $950) which sums were included in the Company’s condensed consolidated balance sheet in its Form 10-Q for the quarter ended September 30, 2021. Subsequent to the dissolution of PA1, its assets and liabilities are no longer condensed consolidated and included in the Company’s balance sheet. As of December 29, 2021, PA1’s total assets were nil and its total liabilities were $10,234,501 (including the Pennvest Loan in the aggregate amount of $10,009,802, accounts payable of $212,263 and accrued liabilities of $12,436). The net amount of $10,234,501 was recognized as a gain on the legal dissolution of a subsidiary in other (income) expense.

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

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan has been solely an obligation of PA1 since that date. Note, however, the Company’s condensed consolidated balance sheet as of June 30, 2021 reflects the Pennvest Loan as a liability of $9,868,495 despite the fact that the obligation (if any) was solely an obligation of PA1.

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

6.       CONVERTIBLE NOTES PAYABLE - AFFILIATES:

2020 Convertible Obligations

The 2020 Convertible Obligations, which accrue interest at either 4% per annum or 4% compounded quarterly and effective January 1, 2020 are due and payable on July 1, 2024. The 2020 Convertible Obligations (including accrued interest, plus all future deferred compensation added subsequently), are convertible, at the sole election of the holder, into Units consisting of one share of the Company’s common stock and one half to one warrant to purchase a share of the Company’s common stock, at a price of $0.50 per Unit until July 1, 2024. The original conversion price of $0.50 per Unit approximated the fair value of the Units at the date of the agreements; therefore, no beneficial conversion feature exists. Management evaluated the terms and conditions of the embedded conversion features based on the guidance of ASC 815-15 “Embedded Derivatives” to determine if there was an embedded derivative requiring bifurcation. An embedded derivative instrument (such as a conversion option embedded in the deferred compensation) must be bifurcated from its host instruments and accounted for separately as a derivative instrument only if the “risks and rewards” of the embedded derivative instrument are not “clearly and closely related” to the risks and rewards of the host instrument in which it is embedded. Management concluded that the embedded conversion feature of the deferred compensation was not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument, and because of the Company’s limited trading volume that indicates the feature is not readily convertible to cash in accordance with ASC 815-10, “Derivatives and Hedging”. Effective February 1, 2023, a large portion of the 2020 Convertible Obligations were adjusted as set forth below.

As of March 31, 2023, the remaining unadjusted portion of the 2020 Convertible Obligation balances, including accrued interest, owed Bassani Family Trusts (and his donees), Smith and Edward Schafer (“Schafer”), a director of the Company, were $358,151, $36,072 and nil, respectively. As of March 31, 2022, the 2020 Convertible Obligation balances, including accrued interest, owed Bassani Family Trusts, Smith and Schafer were $2,573,716, $1,315,069 and $494,736, respectively.

During the nine months ended March 31, 2023 (on dates prior to the adjustment on February 1, 2023), Smith elected to add $90,000 of his salary and $23,943 in accounts payable for reimbursable expenses to his 2020 Convertible Obligations.

During the nine months ended March 31, 2023 (on dates prior to the adjustment on February 1, 2023), Smith elected to convert $30,000 in principal of the 2020 Convertible Obligation to 60,000 units (60,000 common shares and 60,000 warrants), and $20,000 of accrued interest of the 2020 Convertible Obligation to 40,000 units (40,000 common shares and 40,000 warrants). The warrants are exercisable for three years from conversion date.

The Company recorded interest expense of $16,208 and $6,366 for the three months ended March 31, 2023 and 2022, respectively. The Company recorded interest expense of $98,948 and $17,430 for the nine months ended March 31, 2023 and 2022, respectively. The Company capitalized $51,238 and nil related to the Initial Project for the three months ended March 31, 2023 and 2022, respectively. The Company capitalized $117,342 and nil related to the Initial Project for the nine months ended March 31, 2023 and 2022, respectively.

Effective February 1, 2023, three (3) directors/officers of the Company agreed to adjust the provisions of long-term convertible obligations (including most of the 2020 Convertible Obligations and September 2015 Convertible Notes) owed to them by the Company in a manner which reduces the indebtedness of the Company by 80% (approximately $3.47 million, in aggregate) while equitably maintaining existing conversion rights.  Mark A. Smith (the Company’s President) (“Smith”), Dominic Bassani (the Company’s Chief Operating Officer) (“Bassani”) and Ed Schafer (Director) (“Schafer”), adjusted/reduced the principal owed to them by $1,109,649, $1,939,670 and $424,873, respectively. Subsequent to the adjustment, the adjusted portion of the 2020 Convertible Obligations were renamed Adjusted 2020 Convertible Obligations (see below).

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

The balances of the September 2015 Convertible Notes as of March 31, 2023, including accrued interest owed Bassani, Schafer and Shareholder, are $157,682, nil and $457,094, respectively. The balances of the September 2015 Convertible Notes as of March 31, 2022, including accrued interest, were $276,944, $20,681 and $441,977, respectively.

The Company recorded interest expense of $5,507 and $5,366 for the three months ended March 31, 2023 and 2022, respectively. The Company recorded interest expense of $18,239 and $17,430 for the nine months ended March 31, 2023 and 2022, respectively.

Effective February 1, 2023, three (3) directors/officers of the Company agreed to adjust the provisions of long term convertible obligations (including the September 2015 Convertible Notes owned by Bassani and Schafer) owed to them by the Company in a manner which reduces the indebtedness of the Company by 80% (approximately $3.47 million, in aggregate) while equitably maintaining existing conversion rights.  Mark A. Smith (the Company’s President), Dominic Bassani (the Company’s Chief Operating Officer)(and a family Trust) and Ed Schafer (Director), adjusted/reduced the principal owed to them by $1,109,649, $1,939,670 and $424,873, respectively.

Adjusted 2020 Convertible Obligations and Adjusted September 2015 Convertible Notes

Effective February 1, 2023, three (3) directors/officers of the Company agreed to adjust the provisions of long term convertible obligations (including most of the 2020 Convertible Obligations and September 2015 Convertible Notes) owed to them by the Company in a manner which reduces the indebtedness of the Company by 80% (approximately $3.47 million, in aggregate) while equitably maintaining existing conversion rights.  Mark A. Smith (the Company’s President)(“Smith”), Dominic Bassani (the Company’s Chief Operating Officer)(“Bassani”) and Ed Schafer (Director)(“Schafer”), adjusted/reduced the principal owed to them by $1,109,649, $1,939,670 and $424,873, respectively. Subsequent to the adjustment, the adjusted portion of the 2020 Convertible Obligations were renamed Adjusted 2020 Convertible Obligations and Adjusted September 2015 Convertible Notes. The Adjusted 2020 Convertible Obligations of Smith, Bassani and Schafer are convertible into Units at prices of $.0946, $0953, and $.0953, respectively, and the Adjusted September 2015 Convertible Notes may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.115 per share. The Adjusted 2020 Convertible Obligations and Adjusted September 2015 Convertible Notes do not accrue any interest until their maturity date (July 1, 2024). Effective February 1, 2023 the Company owed Smith, Bassani (and trust) and Schafer $262,154, $434,016 and $96,364 of Adjusted 2020 Convertible Obligations and Bassani and Schafer $24,230 and $4,012 of Adjusted September 2015 Convertible Notes.

Effective March 8, 2023, Smith converted $70,000 of his Adjusted 2020 Convertible Obligation into 739,958 Units (each Unit consisting one share and one warrant). Effective March 31, 2023, Smith converted $29,888.64 of his Adjusted Convertible Obligation into 315,948 Units (each Unit consisting one share of common stock and one warrant). Smith donated to charitable organizations and/or gifted to family members and others a large portion of these securities (450,000 common shares and 705,000 warrants, in aggregate) while retaining direct ownership of 255,906 common shares and 79,958 warrants and indirect ownership of 350,000 common shares and 270,948 warrants (owned by his wife). The warrants are exercisable for three years from conversion date.

As of March 31, 2023, the Adjusted 2020 Convertible Obligation balances, including accrued interest, owed Bassani (and his donees), Smith and Edward Schafer were $436,988, $164,060 and $97,024, respectively.

As of March 31, 2023 the Adjusted September 2015 Convertible Notes balances, including accrued interest, owed Bassani Family Trusts and Schafer were $24,396 and $4,039, respectively.

7.       STOCKHOLDERS' EQUITY:

Debt Modification to Additional Paid in Capital

Effective February 1, 2023, three (3) directors/officers of the Company agreed to adjust the provisions of long term convertible obligations (including most of the 2020 Convertible Obligations and September 2015 Convertible Notes) owed to them by the Company in a manner which reduces the indebtedness of the Company by 80% (approximately $3.47 million, in aggregate) while equitably maintaining existing conversion rights.  Mark A. Smith (the Company’s President)(“Smith”), Dominic Bassani (the Company’s Chief Operating Officer)(“Bassani”) and Ed Schafer (Director)(“Schafer”), adjusted/reduced the principal owed to them by $1,109,649, $1,939,670 and $424,873, respectively. Subsequent to the adjustment, the adjusted portion of the 2020 Convertible Obligations were renamed Adjusted 2020 Convertible Obligations and Adjusted September 2015 Convertible Notes. The Adjusted 2020 Convertible Obligations of Smith, Bassani and Schafer are convertible into units at prices of $.0946, $0953, and $.0953, respectively, and the Adjusted September 2015 Convertible Notes may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.115 per share. The Adjusted 2020 Convertible Obligations and Adjusted September 2015 Convertible Notes do not accrue any interest until their maturity date (July 1, 2024). The Company treated this as an equity transaction and recorded the reduction of debt through addiotnal paid in capital at the net present value of the modified debt agreements. This resulted in an increase to Additional Paid in Capital of $3,521,000 at the modification date and a reduction of additional paid in capital of $5,620 for the three months ended March 31, 2023 for the adjustment to the net present value of the modified debt agreements.

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

During the years ended June 30, 2022, and 2021, the Company declared dividends of $1,000 and $2,000 respectively. The dividends are classified as a component of operations as the Series B Preferred stock is presented as a liability in these financial statements. There is no liability at March 31, 2023.

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

During the three months ended December 31, 2022, the Company entered into a subscription agreement to sell 2,000,000 shares of restricted and legended common stock of which 1,800,000 shares were purchased on January 10, 2023 (the other 200,000 shares were purchased on December 31, 2022) for total proceeds during the nine month period ending March 31, 2023 of $2,000,000.

During the three months ended March 31, 2023, the Company entered into subscription agreements to sell 575,000 units at a price of $1.60, with each unit consisting of one share of the Company’s restricted common stock and one half warrant to purchase one share of the Company’s restricted common stock for $2.40 per share with an expiry date of June 30, 2024, and pursuant thereto, the Company issued 575,000 units for total proceeds of $920,000, in aggregate. The Company paid commissions of $48,000 on the sale of units.

During the three months ended March 31, 2023, 84,000 warrants were exercised to purchase 84,000 shares of the Company’s common stock at $0.75 per share for total proceeds of $63,000.

During the three months ended March 31, 2023, Smith elected to convert $99,889 in principal of his Adjusted 2020 Convertible Obligation into 1,055,906 units at $0.0946 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until March 2026.

During the nine months ended March 31, 2023, the Company entered into subscription agreements to sell units for $1.00 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2024, and pursuant thereto, the Company issued 346,230 units for total proceeds of $346,230.

During the nine months ended March 31, 2023, the Company entered into a subscription agreement to sell 2,000,000 shares of restricted and legended common stock of which 1,800,000 shares were purchased on January 10, 2023 (the other 200,000 shares were purchased on December 31, 2022) for total proceeds during the nine-month period ending March 31, 2023 of $2,000,000.

During the nine months ended March 31, 2023, the Company entered into subscription agreements to sell 575,000 units at a price of $1.60, with each unit consisting of one share of the Company’s restricted common stock and one half warrant to purchase one share of the Company’s restricted common stock for $2.40 per share with an expiry date of June 30, 2024, and pursuant thereto, the Company issued 575,000 units for total proceeds of $920,000, in aggregate. The Company paid commissions of $48,000 on the sale of units.

During the nine months ended March 31, 2023, 158,834 warrants were exercised to purchase 158,834 shares of the Company’s common stock at $0.75 per share for total proceeds of $119,125.

During the nine months ended March 31, 2023, the Company issued 50,000 shares of the Company’s common stock to a consultant for services. The shares were issued at $1.60 per share for a total value of $80,000.

During the nine months ended March 31, 2023, Smith elected to convert $30,000 in principal and $20,000 in accrued interest from the 2020 Convertible Obligation to 100,000 units at $.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until December 31, 2024.

 Warrants:

As of March 31, 2023, the Company had approximately 21.9 million warrants outstanding, with exercise prices from $0.60 to $2.40 and expiring on various dates through November 9, 2026.

The weighted-average exercise price for the outstanding warrants is $0.78, and the weighted-average remaining contractual life as of March 31, 2023 is 1.8 years.

During the nine months ended March 31, 2023, Smith elected to convert $30,000 in principal and $20,000 in accrued interest from the 2020 Convertible Obligation to 100,000 units at $.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until three years after the date of conversion.

During the nine months ended March 31, 2023, Smith converted $70,000 of his Adjusted 2020 Convertible Obligation into 739,958 Units (each Unit consisting one share and one warrant) and converted $29,889 of his Adjusted Convertible Obligation into 315,948 Units (each Unit consisting one share of common stock and one warrant). Smith donated to charitable organizations and/or gifted to family members and others a large portion of these securities (450,000 common shares and 705,000 warrants, in aggregate) while retaining direct ownership of 255,906 common shares and 79,958 warrants and indirect ownership of 350,000 common shares and 270,948 warrants (owned by his wife). The warrants are exercisable for three years from conversion date.

During the nine months ended March 31, 2023, the Company approved the issuance of 210,000 warrants, in aggregate, to three new members of its Advisory Group for advisory and/or consulting services of $21,000, in aggregate. The warrants are exercisable at $1.50 to $1.60 and expire in August 2025.

During the nine months ended March 31, 2023, the Company approved the modification of existing warrants held by one former consultant and investors, which extended certain expiration dates. The modifications resulted in incremental non-cash compensation of $154,932 and interest expenses of $72,589.

During the nine months ended March 31, 2023, 158,834 warrants were exercised to purchase 158,834 shares of the Company’s common stock at $0.75 per share for total proceeds of $119,125.

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

The 700,000 of the warrants are vesting through May 1, 2023 and 2024. The vesting resulted in non-cash compensation of $9,844 and $36,094 during the three and nine months ended March 31, 2023.

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

The Company recorded compensation expense related to employee stock options of $220,510 and $4,650 for both the three and nine months ended March 31, 2023 and 2022, respectively. The Company granted 305,000 and 10,000 options for both the three and nine months ended March 31, 2023 and 2022, respectively.

A summary of option activity under the 2006 Plan for nine months ended March 31, 2023 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2022	11,201,600	$0.80	2.7	$4,429,263
Granted	305,000	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2023	11,506,600	$0.82	2.02	$10,238,395

The total fair value of stock options that vested during both the three and nine months ended March 31, 2023 and 2022 was $220,510 and $4,650, respectively. As of March 31, 2023, the Company had no unrecognized compensation cost related to stock options.

8.       SUBSCRIPTION RECEIVABLE - AFFILIATES:

As of March 31, 2023, the Company has three interest bearing, secured promissory notes with an aggregate principal amount of $428,250 ($513,282, including interest) from Bassani which were received as consideration for purchases of warrants to purchase 5,565,000 shares, in aggregate, of the Company’s restricted common stock, which warrants have an exercise price of $0.75 and have expiry dates ranging from December 31, 2024 to December 31, 2025. The promissory notes bear interest at 4% per annum and are secured by portions of Bassani Family Trust’s 2020 Convertible Obligation and Bassani Family Trust’s September 2015 Convertible Notes. The secured promissory notes are payable July 1, 2024.

As of March 31, 2023, the Company has an interest bearing, secured promissory note for $30,000 ($35,586 including interest) from Smith as consideration to purchase warrants to purchase 300,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of December 31, 2024. The warrants have a 75% exercise bonus and the promissory note bears interest at 4% per annum, and is secured by $30,000 ($35,714, including interest) of Smith’s 2020 Convertible Obligations. The secured promissory note is payable on July 1, 2024.

As of March 31, 2023 the Company has two interest bearing, secured promissory notes with an aggregate principal amount of $46,400 ($56,396 including interest) from two former employees as consideration to purchase warrants to purchase 928,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.75 and have expiry dates of December 31, 2024. These warrants have a 90% exercise bonus. The promissory notes bear interest at 4% per annum, are secured by a perfected security interest in the warrants, and are payable on July 1, 2024.

These secured promissory notes are recorded as “Subscription receivable—affiliates” on the Company’s balance sheet pending payment.

9.       COMMITMENTS AND CONTINGENCIES:

Employment and consulting agreements:

Smith has held the positions of Director, Executive Chairman, President and General Counsel of Company and its subsidiaries under various agreements (and extensions) and terms since March 2003. On October 10, 2016, the Company approved a month to month contract extension with Smith which includes provisions for i) a monthly salary of $18,000 until the Board of Directors re-instates cash payments to all employees and consultants who are deferring compensation, ii) the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, until December 31, 2024, and iii) the right to convert his deferred compensation in whole or in part, at his sole election, at any time in any amount at “market” or into securities sold in the Company’s current/most recent private offering at the price of such offering to third parties. Smith agreed effective July 29, 2018 to continue to serve the Company under the same basic terms on a month-to-month basis. On May 1, 2022 Smith’s compensation was increased to $25,000 per month of which $5,000 per month is deferred. For the three months ended March 31, 2023 and 2022, Smith was paid $40,000 and $18,000, respectively, of cash compensation. For the nine months ended March 31, 2023 and 2022, Smith was paid $140,000 and $72,000, respectively, of cash compensation.

Since March 31, 2005, the Company has had various agreements with Bassani (and/or Brightcap which provided his services during some of the initial years), now the Company’s Chief Operating Officer (‘COO’) and formerly the Company’s Chief Executive Officer (‘CEO’), (any reference to Brightcap or Bassani for all purposes are the same individual). The Board appointed Bassani as the Company's CEO effective May 13, 2011. On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017, (with the Company having an option to extend the term an additional six months.) Pursuant to the Extension Agreement, Bassani continued to defer his cash compensation ($31,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation. During October 2016 Bassani was granted the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share, until March 15, 2018 (which was expanded on April 27, 2017 to the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, until June 30, 2024 (including extensions). During February 2018, the Company agreed to the material terms for a binding two-year extension agreement for Bassani’s services as CEO. Bassani’s salary remained $31,000 per month, which will continue to be accrued in part until there is adequate cash available. Additionally, the Company has agreed to pay him $2,000 per month to be applied to life insurance premiums (which sums have been accrued as liabilities). On August 1, 2018, in the context of extending his agreement to provide services to the Company on a full-time basis through December 31, 2022) plus 2 years after that on a part-time basis, the Company received an interest bearing secured promissory note for $300,000 from Bassani as consideration to purchase warrants to purchase 3,000,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of June 30, 2025. The promissory note is secured by a portion of Bassani’s 2020 Convertible Obligations and as of March 31, 2023, the principal and accrued interest was $358,151. For the three months ended March 31, 2023 and 2022, Brightcap was paid $75,000 and $60,000, respectively, of cash compensation. For the nine months ended March 31, 2023 and 2022, Brightcap was paid $225,000 and $184,764, respectively, of cash compensation.

William O’Neill (“O’Neill”) was hired as the Company’s Chief Executive Officer (“CEO”) effective May 1, 2022.  O’Neill had previously been working with the Company as a consultant and had been employed by the Company as its CEO during 2010-2011. Bassani, CEO of the Company since 2011, has assumed the position of COO while retaining existing operational management responsibilities and working with O’Neill on ‘commercialization’ of the Company’s technology and work related to JVs (and other transactions) based on the Company’s Gen3 Technology and related matters. Bassani’s compensation arrangements with the Company have not been altered in the context of the change of positions. The Company and O’Neill have entered into a thirty-seven (37) month employment agreement (subject to Board renewal for the final two (2) years during the 13th month ) with compensation of $25,000 cash and $10,000 deferred compensation per month. The cash payment is paid $12,500 to O’Neill and $12,500 to an entity affiliated with O’Neill. An entity affiliated with O’Neill was issued 1,000,000 Incentive Warrants exercisable at $1.00 per share until April 30, 2026 of which up to 700,000 Incentive Warrants may be cancelled if O’Neill is not renewed at 13 months and/or fails to serve the entire contract term thereafter. These warrants each have a 75% exercise bonus if the terms set forth therein are met.  For the three months ended March 31, 2023 and 2022, O’Neill and the entity affiliated with O’Neill was paid $75,500 and nil , respectively, of cash compensation. For the nine months ended March 31, 2023 and 2022, O’Neill was paid $150,000 and nil , respectively, of cash compensation.

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

As of March 31, 2023, the execution/exercise bonuses ranging from 50-90% were applicable to 11,114,600 of the Company’s outstanding options and 18,438,339 of the Company’s outstanding warrants.

Effective May 1, 2022, an entity affiliated with O’Neill was issued 1,000,000 Incentive Warrants exercisable at $1.00 per share until April 30, 2026 of which up to 700,000 Incentive Warrants may be cancelled if O’Neill is not renewed at 13 months and/or fails to serve the entire contract term thereafter. These warrants each have a 75% exercise bonus if the terms set forth therein are met.

Purchase Order Agreement and Initial Project:

On January 28, 2022 Bion Environmental Technologies, Inc. (‘Bion’), on behalf of Bion 3G1 LLC (‘3G1’), a wholly-owned subsidiary, entered into a Purchase Order Agreement with Buflovak and Hebeler Process Solutions (collectively ‘Buflovak’) in the amount of $2,665,500 (and made the initial 25% payment ($666,375) for the core of the ‘Bion System’ portion (without the crystallization  modules which will be ordered and fabricated pursuant to subsequent agreements) of the previously announced 3G Tech Initial Project. This Purchase Order encompasses the core of Bion’s 3G Technology. The Company received progress billing in March 2022 and June 2022 for the second and third 25% installments, both of which have been paid as of the filing date. On January 17, 2023 the Company received an invoice from Buflovak for $533,100 which was paid on March 1, 2023 bringing the aggregate payments to $2,532,225 as of the date of this filing. There remains $133,275 open on the Purchase Order of which $86,275 has been billed in April and the remaining $50,000 will be invoiced at the completion of the project.

Buflovak has worked with the Company on design and testing of its 3G Tech over several years. The basic design for the Initial Project’s Bion System is complete, fabrication and delivery of equipment from Bufflovak from the Purchase Order Agreement has been largely completed and assembly/construction is in process.  3G1 is working in concert with Integrated Engineering Services, the primary site engineering firm for the facility, on the integration of all project components/modules at the Initial Project site. Additional agreements have been entered into various professional services providers (engineers, surveyors, utilities, etc.) for work related to the Initial Project. The Company has incurred costs of $5,164,256 on the Initial Project, not including capitalized labor and interest.

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

B: Pennvest Loan and Dissolution of Bion PA1, LLC (“PA1”)

PA1, the Company’s wholly-owned subsidiary, was dissolved on December 29, 2021 on which date it owed approximately $10,010,000 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System including accrued interest and late charges totaling $2,255,802 as of that date. Through the date of the dissolution, PA1 was a wholly-owned subsidiary of the Company and its assets and liabilities were included on the Company’s condensed consolidated balance sheet. At September 30, 2021, PA1’s total assets were $297 and its total liabilities were $10,154,334 (including the Pennvest Loan in the aggregate amount of $9,939,148, accounts payable of $214,235 and accrued liabilities of $950) which sums were included in the Company’s condensed consolidated balance sheet in its Form 10-Q for the quarter ended September 30, 2021. Subsequent to the dissolution of PA1, its assets and liabilities are no longer consolidated and included in the Company’s condensed consolidated balance sheet. As of December 29, 2021, PA1’s total assets were nil and its total liabilities were $10,234,501 (including the Pennvest Loan in the aggregate amount of $10,009,802, accounts payable of $212,263 and accrued liabilities of $12,436. The net amount of $10,234,501 was recognized as a gain on the legal dissolution of a subsidiary in other (income) expense.

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

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan has been solely an obligation of PA1 since that date. Note, however, the Company’s condensed consolidated balance sheet as of June 30, 2021 reflects the Pennvest Loan as a liability of $9,868,495 despite the fact that the obligation (if any) was solely an obligation of PA1.

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

C: OMRI Litigation

On February 23, 2023 the Company filed ‘Complaint for Declaratory Judgment and Injunctive Relief’ against the Organic Materials Review Institute (“OMRI”) in the Circuit Court for the State of Oregon for the County of Lane to contest OMRI’s negative determination with regard to the Company’s application for listing of its solid ammonium bicarbonate product. The Company alleges that OMRI failed to properly follow its own procedures and reached a result without scientific support. The Company has elected to proceed with “Judicial Dispute Resolution” as set forth in the OMRI Policy Manual and has initiated litigation contesting the determination. The Company has requested declaratory relief from the court. OMRI filed its Answer to the Complaint during the first week of May 2023 and the discovery process has now commenced. See Note 1 “Fertilizer: Organic and ‘Climate Smart’” above.

The Company currently is not involved in any other material litigation or similar events.

Lease:

The Company entered into an agreement on September 23, 2021, to lease approximately four acres of land near Fair Oaks, Indiana, for the development site of its Initial Project.

The requirement for payment of Lease obligations commenced January 1, 2023 and the Company is awaiting a rent invoice. The sum of $18,750 has been accrued as a current liability for the period for the quarter ended March 31, 2023.

The future minimum lease payment under noncancelable operating lease with terms greater than one year as of March 31, 2023:

From April 2023 to December 2023	56,250
From January 2024 to December 2024	75,000
Undiscounted cash flow	131,250
Less imputed interest	(11,299)
Total	119,951

The weighted average remaining lease term and discounted rate related to the Company’s lease liability as of March 31, 2023 were 1.83 years and 10%, respectively. The Company’s lease discount rate is generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s lease cannot be readily determined.

10.        SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to March 31, 2023 for recognition and disclosure in the financial statements and notes to the financial statements.

From April 1, 2023 through May 9, 2023, the Company has paid $395,000 and accrued $65,000 for an aggregate of $6,245,000 for the Initial Project.

The requirement for payment of Lease obligations commenced January 1, 2023 and the Company was awaiting rent invoices as of March 31, 2023.  The sum of $18,750 has been accrued as a current liability for the quarter ended March 31, 2023.  On May 10, 2023 the invoices were received and $31,250 was paid for rent covering January through May 2023.

From April 1, 2023, through May 9, 2023, 1,280 warrants have been exercised at $0.75 for a total of $ 960.

On May 1, 2023, a contract for consulting services was signed and 32,259 shares with a valuation of $50,000 were issued.  Additional shares valued at $50,000 will vest in 3 months.

On May 9, 2023, the Board of Directors confirmed the final two years of the Personal Services Agreement of O’Neill, the Company’s CEO, and granted O’Neill 500,000 Incentive Options (“Options”), which Options: i) are exercisable at a price of $1.60 per share, ii) expire June 30, 2026, iii) vest one-half on June 1, 2024 and one-half on June 1, 2025, and iv) include a 50% exercise bonus.

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

THESE FACTORS INCLUDE ADVERSE ECONOMIC CONDITIONS, ENTRY OF NEW AND STRONGER COMPETITORS, INADEQUATE CAPITAL AND LIMITED ABILITY TO OBTAIN FINANCING, UNEXPECTED COSTS, FAILURE (OR DELAY) TO GAIN PRODUCT CERTIFICATIONS AND/OR REGULATORY APPROVALS IN THE UNITED STATES (OR PARTICULAR STATES) OR FOREIGN COUNTRIES FOR THE COMPANY’S PLANNED MEAT AND/OR FERTILIZER PRODUCTS, LOSS (PERMANENTLY OR FOR ANY EXTENDED PERIOD OF TIME) OF THE SERVICES OF MEMBERS OF THE COMPANY’S SMALL CORE MANAGEMENT TEAM (MANY OF WHOM ARE AGE 70 OR OLDER), THE COMPANY’S ABILITY TO HANDLE EXTREME GROWTH WITH ITS REQUIREMENTS FOR ADDITIONAL PERSONNEL, SYSTEMS AND CAPITAL, AND FAILURE TO CAPITALIZE UPON ACCESS TO NEW MARKETS. ADDITIONAL RISKS AND UNCERTAINTIES THAT MAY AFFECT FORWARD LOOKING STATEMENTS ABOUT BION'S BUSINESS AND PROSPECTS INCLUDE: I) DELAYS AND/OR COSTS EXCEEDING EXPECTATIONS RELATING TO BION'S DEVELOPMENT OF THE INITIAL PROJECT, JVs AND/OR PROJECTS, II) THE POSSIBILITY THAT MARKETS FOR CARBON AND/OR NUTRIENT REDUCTION CREDITS AND/OR OTHER WAYS TO MONETIZE ENVIRONMENTAL BENEFITS (INCLUDING CARBON REDUCTIONS, NUTRIENT REDUCTIONS, ETC.) WILL BE SLOW TO DEVELOP (OR NOT DEVELOP AT ALL), III) PA1’S DISSOLUTION AND ITS EFFECT ON HOW THE COMPANY IS VIEWED, (IF ANY), IV) THE POSSIBILITY THAT COMPETITORS WILL DEVELOP MORE COMPREHENSIVE AND/OR LESS EXPENSIVE ENVIRONMENTAL SOLUTIONS, V) DELAYS IN MARKET AWARENESS OF BION AND OUR SYSTEMS, VI) UNCERTAINTIES AND COSTS INCREASES RELATED TO RESEARCH AND DEVELOPMENT EFFORTS TO UPDATE AND IMPROVE BION’S TECHNOLOGIES AND APPLICATIONS THEREOF, AND/OR VII) FAILURE OF MARKETING STRATEGIES, EACH OF WHICH COULD HAVE BOTH IMMEDIATE AND LONG TERM MATERIAL ADVERSE EFFECTS BY PLACING US BEHIND OUR COMPETITORS AND REQUIRING EXPENDITURES OF OUR LIMITED RESOURCES.

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

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements filed with this Report.

BUSINESS OVERVIEW AND PLAN

Bion Environmental Technologies, Inc.'s ("Bion," "Company," "We," "Us," or "Our") was incorporated in 1987 in the State of Colorado. Bion’s mission is to make livestock production more sustainable, transparent and profitable. We intend to accomplish this by deploying our Gen3Tech platform/business model (discussed below) in ventures focused on the ‘feeder’ space of the livestock production/value chain to provide the consumer with verifiably sustainable premium products.  Bion believes this approach can create extraordinary value for our shareholders and employees (all of whom own securities in the Company).

Our patented and proprietary technology provides advanced waste treatment and resource recovery for large-scale livestock production facilities (also known as “Concentrated Animal Feeding Operations” or “CAFOs"). Livestock production and its waste, particularly from CAFOs, has been identified as one of the greatest soil, air, and water quality problems in the U.S. today.  Application of our third-generation technology and business/technology platform (“Gen3Tech”) can largely mitigate these environmental problems, while simultaneously improving operational/ resource efficiencies by recovering high-value co-products from the CAFOs’ waste stream. These wastes ‘assets’ – nutrients and methane – have traditionally been wasted or underutilized and are the same ‘pollutants’ that today fuel harmful algae blooms, contaminate surface groundwater, and exacerbate climate change.

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

Bion’s Gen3Tech was designed to capture and stabilize these assets and produce renewable energy, fertilizer products, and clean water as part of the process of raising verifiably sustainable livestock. All steps and stages in the animal raising and waste treatment process will be third-party verified, providing the basis for additional revenues, including carbon and/or renewable energy-related credits and, eventually, payment for a range of ecosystem services, including nutrient credits as described below. The same verified data will be used to substantiate the claims of a USDA-certified sustainable brand that will support premium pricing for the meat/ animal protein products that are produced in Bion facilities.

During the first half of 2022 Bion began pre-marketing our sustainable beef to retailers, food service distributors and the meat industry in the U.S.  In general, the response has been favorable. During July 2022, Bion announced a letter of intent (“Ribbonwire LOI”) to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with the Ribbonwire Ranch, in Dalhart, Texas (with a provision to expand to 60,000 head) (“Dalhart Project”). During January 2023 Bion announced a letter of intent (“Olson LOI”) to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with the Olson Feeders and TD Angus, near North Platte, Nebraska (with a provision to expand to 45,000 head or more) (“Olson Project”). During April 2023 Bion announced a letter of intent (“DVG LOI”) to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with Dakota Valley Growers near Bathgate, North Dakota. The Olson, Dalhart and DVG Projects (through slatted floors) (and subsequent Projects) will be developed to produce verified, sustainable beef in customized covered barns (resulting in reduced stress on cattle caused by extreme weather and temperatures and resulting higher feed/weight gain efficiency) with ongoing manure transfer (through slatted floors) to anaerobic digesters (AD) to capture nitrogen from the manure stream before loss to the atmosphere and generate renewable natural gas (RNG) for sale while remediating the environmental/carbon impacts usually associated with cattle feedlots and CAFOs. Bion’s patented technology will refine the waste stream into valuable coproducts that include clean water, RNG, photovoltaic solar electricity and fertilizer (‘climate smart’ and organic) products. We anticipate converting these LOIs into definitive JV agreements and creating distribution agreements with key retailers and food service distributors during the next six-nine months.

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

Our business plan is focused on executing multiple agreements and letters of intent related to additional sustainable beef JV projects over the next twelve months while moving forward with the Initial Project (see below) and one or more of the Dalhart/Olson/DVG Projects (“LOI Projects”)(and/or other Gen3Tech beef JV projects) and pursuing other opportunities in the livestock industry enabled by our Gen3Tech business model.  The Ribbonwire and Olson LOI announcements generated significant interest within the livestock industry (among ranchers, feedlot operators, farmers and other AG industry parties). We believe that this interest, combined with consumer interest in ‘sustainable products’ and growing enthusiasm among some livestock industry parties for environmental/sustainable/regenerative practices, may provide Bion (and its partners/venturers) with an opportunity to move forward with a truly sustainable solution in this industry segment at a rapid pace.

At present, there is essentially no traceable and verifiable ‘sustainable beef’ nationally marketed and available to the US market except for niche products. In response to consumer demand for transparency and sustainability, Bion expects the meat industry in general, and beef specifically, to evolve towards using new technologies to deliver these attributes in their products. While we anticipate a faster adoption of tracking, verification and sustainability technologies in other perishable food categories like produce and dairy due to their harvest and production techniques, meat industry leaders have also announced their willingness to move forward with initiatives in this area. Bion predicts that within approximately five years, consumers will be able to track and verify claims including sustainability on 25% (or more) of the products merchandised in the meat department. Bion believes that the retail market share of verifiably sustainable beef in the US will approach 7-10 % within three (3) years (end of 2026) and 25% in five (5) years (end of 2028) (approximately 2,000,000 cattle annually) (and more thereafter). If Bion can successfully execute on its sustainable beef business plan, facilities utilizing Bion’s Gen3Tech platform will provide one-third (1/3) or more of that of the premium market segment (and a higher portion of meat that is actually traceable and verifiably sustainable). Our goal is to have multiple sustainable beef projects under development (within 3-5 distinct JVs) by the end of 2024. Our first commercial project (commencing development work late in 2023) is likely to be one of the LOI Projects and we anticipate commencing multiple additional sustainable beef projects during 2024 as well. Our current target is to have at least three (3) facility modules (15,000 head per module)(“Modules”) in development/under construction during the next twelve (12) months in three (3)(or more) distinct JVs with the initial barns being populated with livestock by winter 2024-25. Further expansion in the number of distinct JVs is projected through 2025 aiming at 5-10 JVs in process --- each of which JVs will be pursuing development of multiple Modules with targets of 12-15 populated Modules by the end of 2025 (approximately 2%-3% of the US beef market) and 30-45 Modules under construction and/or being populated with cattle by late 20228 (approximately 6%-8% of the US beef market) with further expansion thereafter. Bion’s current goal is that its Gen3Tech platform will be utilized to produce 33% of the verifiable “sustainable beef” category at the end of the period (which will equal approximately 2 million cattle annually)(45 Modules).

During this five (5) year period, the Company also anticipates having additional Gen3Tech projects underway in the pork/dairy/egg sectors of the US animal protein market.

During the next three months, the Company intends to complete construction and begin operations of phase 1 of our Initial Project located near Fair Oaks, Indiana. Bion expects the Initial Project to provide data that illustrates the effectiveness of our Gen3Tech in a commercial-scale setting by the end of the 2nd quarter in 2023 and supports development of the LOI Projects (and/or other Gen3Tech beef JV projects) commencing later during 2023.  We do not presently know the order in which these JV Projects will be developed as that decision will be made based on many factors not yet in place. We believe the Initial Project data will also provide additional potential stakeholders (cattle producers, cattle feeders, packers, food distributors and retailers and financial institutions) with the information they need to proceed with confidence in collaborating with Bion on multiple new projects (see below).

Bion is now focused primarily on: i) development/construction/operation of the Initial Project, our initial commercial-scale Gen3Tech installation, ii) pre-development planning of the Dalhart, Olson and DVG Projects (and/or other Gen3Tech beef JV projects), iii) developing applications and markets for its low carbon ‘ClimateSmart’ and organic fertilizer products (including listings/certifications of multiple liquid and solid products) and its sustainable (conventional and organic) animal protein products, and iv) discussions regarding initiation and development of agreements and joint ventures (“JVs” as discussed below) (and related Projects) based on the augmented capabilities of our Gen3Tech business platform (in the sustainable beef and other livestock segments), while (v) continuing to pursue business opportunities related to large retrofit projects (such as the Kreider poultry project JV described below) and vi) ongoing R&D activities.

There is no assurance that the Company will reach or approach the goals/targets set forth above. Reaching such goals/targets will require access to very large amounts of capital (equity and debt) as each module is projected to cost in excess of $50 million (debt/equity/grants) to construct and require mobilization of substantial personnel, technical resources and management skills. The Company does not possess either the financial or personnel resources required internally and will need to source such resources from outside itself.

For additional information regarding our ‘HISTORY, BACKGROUND AND CURRENT ACTIVITIES’,  see discussion in Notes to the Financial Statements (particularly Notes 1, 3, 5 and 9) included in this report and Item 1 in our annual report on Form 10-K.

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

Pursuant to ASC Topic 815 “Derivatives and Hedging” (“Topic 815”), the Company reviews all financial instruments for the existence of features which may require fair value accounting and a related mark-to-market adjustment at each reporting period end. Once determined, the Company assesses these instruments as derivative liabilities. The fair value of these instruments is adjusted to reflect the fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. As of March 31, 2023 and 2022, there are no derivative financial instruments.

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

Lease Accounting:

The Company accounts for leases under ASC 842, Leases (“ASC 842”). Accordingly, the Company will determine whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain of not exercising, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the condensed consolidated statements of operations over the lease term.

For leases with a term exceeding 12 months, a lease liability is recorded on the Company’s condensed consolidated balance sheet at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term. A corresponding right-of-use (“ROU”) asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. The Company's incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease.

THREE MONTHS ENDED MARCH 31, 2023 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2022

Revenue

Total revenues were nil for both the three months ended March 31, 2023 and 2022.

General and Administrative

Total general and administrative expenses were $859,000 and $398,000 for the three months ended March 31, 2023 and 2022, respectively.

Salaries and related payroll tax expenses were $194,000 and $23,000 for the three months ended March 31, 2023 and 2022, respectively, representing a $171,000 increase. The increase is a due to less salaries capitalized to the Initial Project. Consulting costs were $107,000 and $48,000 for the three months ended March 31, 2023 and 2022, respectively. The $59,000 decrease in consulting costs is due to the capitalization of Brightcap’s consulting expense to the Initial Project. Investor relations expenses were $172,000 and $128,000 for the three months ended March 31, 2023 and 2022, respectively, and the $44,000 increase is due to a new contract with an investor relations firm and increased activity during the three months ended March 31, 2023 due to the resumption of investor conferences and other matters. Legal costs were $21,000 and $98,000 for the three months ended March 31, 2023 and 2022, respectively, and the $77,000 decrease is due to less outside legal activities in the quarter.

Stock-based compensation for the three months ended March 31, 2023 and 2022 were $407,000 and $5,000, respectively.

Depreciation

Total depreciation expense was $461 and $252 for the three months ended March 31, 2023 and 2022, respectively.

Research and Development

Total research and development expenses were $24,000 and $29,000 for the three months ended March 31, 2023 and 2022, respectively, representing a $5,000 decrease due to less legal and salary expense allocated to research and development.

Salaries and related payroll tax expenses were $2,000 and $7,000 for the three months ended March 31, 2023 and 2022, respectively, as more salary expense was allocated to administrative expense for the three months ended March 31, 2023. Consulting costs were $9,000 and $5,000 for the three months ended March 31, 2023 and 2022, respectively. The Company also incurred $5,000 and $11,000 for the three months ended March 31, 2023 and 2022, respectively in legal costs related to patent applications and renewals.

Stock-based compensation for the three months ended March 31, 2023 and 2022 were $4,100 and nil, respectively.

Income/(Loss) from Operations

As a result of the factors described above, the income/(loss) from operations was $(884,000) and $(427,000) for the three months ended March 31, 2023 and 2022 respectively.

Other (Income)/ Expense

Other (income) expense was $(26,000) and $(852,000) for the three months ended March 31, 2023 and 2022, respectively and the difference was attributed to the gain on the adjustment of the 2015 and 2020 convertible notes.

Interest expense related to deferred compensation, loan payable and convertible notes prior to capitalization was $27,000 and $51,000 for the three months ended March 31, 2023 and 2022, respectively.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was nil and $500 for the three months ended March 31, 2023 and 2022, respectively.

Net Income/(Loss) Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net income attributable to Bion’s stockholders was $(858,000) and $(426,000) for the three months ended March 31, 2023 and 2022, respectively, and the net income/(loss) per basic common share was $.02 and $(.01) for the three months ended March 31, 2023 and 2022, respectively

NINE MONTHS ENDED MARCH 31, 2023 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2022

Revenue

Total revenues were nil for both the nine months ended March 31, 2023 and 2022, respectively.

General and Administrative

Total general and administrative expenses were $2,356,000 and $1,507,000 for the nine months ended March 31, 2023 and 2022, respectively.

General and administrative expenses, excluding stock-based compensation charges of $407,000 and $10,000, were $1,949,000 and $1,497,000 for the nine months ended March 31, 2023 and 2022, respectively, representing a $452,000 increase. Salaries and related payroll tax expenses were $541,000 and $230,000 for the nine months ended March 31, 2023 and 2022, respectively, representing a $311,000 increase due to compensation increases and addition of Bill O’Neill as a new employee. Consulting costs were $326,000 and $388,000 for the nine months ended March 31, 2023 and 2022, respectively. The decrease in consulting costs is due to the capitalization of costs related to the Initial Project. Investor relations expenses were $594,000 and $303,000 for the nine months ended March 31, 2023 and 2022, respectively, and the increase is due to a new contract with an investor relations firm and increased activity during the nine months ended March 31, 2023 due to the resumption of investor conferences. Legal costs were $52,000 and $245,000 for the nine months ended March 31, 2023 and 2022, respectively. The nine months ended March 31, 2022 incurred greater legal costs as a result of the hiring of a law firm to represent the Company in a lawsuit for the hack and attempt to steal the Company’s domain, engaging a law firm on the dissolution of PA-1, legal work in relation to corporate structure matters and preparation for the 2022 shareholder meeting and other matters.

General and administrative stock-based employee compensation for the nine months ended March 31, 2023 and 2022 consists of the following:

	Nine months ended March 31, 2023	Nine months ended March 31, 2022
General and administrative:
Change in fair value from modification of warrant terms	155.000	6,000
Fair value of warrants expensed under ASC 718	36,000	—
Fair value of stock options expensed under ASC 718	216,000	5,000
Total	407,000	$11,000

The company granted 305,000 and 10,000 fully vested options during the nine months ended March 31, 2023 and 2022, respectively.

Depreciation

Total depreciation expense was $1,185 and $832 for the nine months ended March 31, 2023 and 2022, respectively.

Research and Development

Total research and development expenses were $68,000 and $146,000 for the nine months ended March 31, 2023 and 2022, respectively.

Salaries and related payroll tax expenses were $8,000 and $14,000 for the nine months ended March 31, 2023 and 2022, respectively. Consulting costs were $35,000 and $70,000 for the nine months ended March 31, 2023 and 2022, respectively.

Legal expenses were $10,000 and $51,000 for the nine months ended March 31, 2023 and 2022, respectively. The difference of $41,000 was due to greater costs incurred in 2021 related to patent work and OMRI certification.

Loss from Operations

As a result of the factors described above, the loss from operations was $2,425,000 and $1,653,000 for the nine months ended March 31, 2023 and 2022, respectively.

Other (Income)/Expense

Other (income) expense was $82,000 and $(10,859,000) for the nine months ended March 31, 2023 and 2022, respectively. The company recognized a gain on the legal dissolution of PA-1 of $10,235,000 in the nine months ended March 31, 2022. Interest expense of $73,000 and $3,000 was recorded during the nine months ended March 31, 2023 and 2022, respectively, due to the modification of expiring warrants held by investors. Interest expense related to convertible notes was $132,000 and $276,000 for the nine months ended March 31, 2023 and 2022.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was nil and $2,000 for the nine months ended March 31, 2023 and 2022, respectively.

Net Income/(Loss) Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net (income) loss attributable to Bion’s stockholders was $(2,507,000) and $9,207,000 for the nine months ended March 31, 2023 and 2022, respectively, and the net (income) loss per basic common share was ($.06) and $.22 for both the nine months ended March 31, 2023 and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's condensed consolidated financial statements for the nine months ended March 31, 2023 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's condensed consolidated financial statements as of and for the year ended June 30, 2022 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of March 31, 2023, the Company had cash of approximately $1,613,000. During the nine months ended March 31, 2023, net cash used in operating activities was $2,481,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance, legal, accounting, consulting and investor relations expenses as well as the purchase of property and equipment. Cash expenditures were offset by proceeds from financing activities, primarily the exercise of warrants and sale of common shares. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

During the nine months ended March 31, 2023, the Company invested $2,404,000 in the purchase of property and equipment, primarily related to the Initial Project construction in process.

Financing Activities

During the nine months ended March 31, 2023, the Company received gross cash proceeds of $119,000 from the exercise of 158,834 warrants into shares of the Company’s common stock.

During the nine months ended March 31, 2023, the Company entered into subscription agreements to sell units for $1.00 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2024, and pursuant thereto, the Company issued 346,230 units for total proceeds of $346,230.

During the nine months ended March 31, 2023, the Company entered into a subscription agreement to sell 2,000,000 shares of restricted and legended common stock of which 1,800,000 shares were purchased on January 10, 2023 (the other 200,000 shares were purchased on December 31, 2022) for total proceeds during the nine-month period ending March 31, 2023 of $2,000,000.

During the nine months ended March 31, 2023, the Company entered into subscription agreements to sell 575,000 units at a price of $1.60 , with each unit consisting of one share of the Company’s restricted common stock and one half warrant to purchase one share of the Company’s restricted common stock for $2.40 per share with an expiry date of June 30, 2024, and pursuant thereto, the Company issued 575,000 units for total proceeds of $920,000, in aggregate. The Company paid commissions of $48,000 on the sale of units.

As of March 31, 2023, the Company has debt obligations consisting of: a) deferred compensation of $784,000 and b) convertible notes payable – affiliates of $1,736,000.

Plan of Operations and Outlook

As of March 31, 2023, the Company had cash of approximately $1,613,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal years 2022 and 2021, the Company has faced progressively less difficulty in raising equity funding (but substantial equity dilution has resulted from the larger amounts of equity financing during the periods). Less funds were raised during the nine months ended March 31, 2023 and the Company anticipates substantial increases in demands for capital and operating expenditures during the second half of fiscal year 2023 (and periods thereafter) as it moves toward commercial implementation of its 3G Tech and development of JVs and, therefore, is likely to continue to face, significant cash flow management challenges due to limited capital resources and working capital constraints which have only recently begun to be alleviated. As a result, the Company has faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 5 and 7 to Financial Statements) and members of the Company's senior management have from time to time made loans to the Company. During the year ended June 30, 2018 senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000. As of June 30 2022, such deferrals/loans totaled approximately $5,765,000 (including accrued interest and deferred compensation converted into convertible obligations and convertible promissory notes but excluding conversions of deferred compensation into the Company's common stock by officers, employees and consultants that have already been completed) and not reflecting the ‘note adjustment’ which reduced amounts owed by the Company by approximately $3.5 million which took place during the recently completed quarter. The extended constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company's effort to develop its business. The Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again in 2018. The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company’s efforts to develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company is able to continue its recent increased success in its efforts to raise needed funds during the remainder of the current fiscal year (and subsequent periods), of which there is no assurance, management will not need to consider deeper cuts (including additional personnel cuts) and curtailment of ongoing activities including research and development activities.

The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop the Initial Project, JVs, Projects and CAFO Retrofit waste remediation systems (potentially including the Kreider 2 facility. The Company anticipates that it will seek to raise from $20,000,000 to $80,000,000 or more (debt and equity) during the next twelve months. However, as discussed above, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing projects, JVs and proposed projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years. During the nine months ended March 31, 2023 the Company raised gross proceeds of approximately $3,385,000 through the sale of its securities and paid commissions of approximately $48,000. During the year ended June 30, 2021 the Company raised gross proceeds of approximately $5,209,000 through the sale of its securities and paid commissions of approximately $165,000, and anticipates raising additional funds from such sales and transactions. During the year ended June 30, 2022 the Company raised gross proceeds for approximately $1,737,000 and paid commissions of approximately $18,600. The Company anticipates raising additional funds from such sales and transactions in the coming periods. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

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

The future minimum lease payment under noncancelable operating lease with terms greater than one year as of March 31, 2023:

From April 2023 to December 2023	56,250
From January 2024 to December 2024	75,000
Undiscounted cash flow	131,250
Less imputed interest	(11,299)
Total	119,951

The weighted average remaining lease term and discounted rate related to the Company’s lease liability as of March 31, 2023 were 1.83 years and 10%, respectively. The Company’s lease discount rate is generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s lease cannot be readily determined.

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

B: Dissolution of Bion PA1, LLC (“PA1”)

PA1, the Company’s wholly-owned subsidiary, was dissolved on December 29, 2021 on which date it owed approximately $10,010,000 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System including accrued interest and late charges totaling $2,255,802 as of that date. Through the date of the dissolution, PA1 was a wholly-owned subsidiary of the Company and its assets and liabilities were included on the Company’s condensed consolidated balance sheet. At September 30, 2021, PA1’s total assets were $297 and its total liabilities were $10,154,334 (including the Pennvest Loan in the aggregate amount of $9,939,148, accounts payable of $214,235 and accrued liabilities of $950) which sums were included in the Company’s condensed consolidated balance sheet in its Form 10-Q for the quarter ended September 30, 2021. Subsequent to the dissolution of PA1, its assets and liabilities are no longer consolidated and included in the Company’s balance sheet. As of December 29, 2021, PA1’s total assets were nil and its total liabilities were $10,234,501 (including the Pennvest Loan in the aggregate amount of $10,009,802, accounts payable of $212,263 and accrued liabilities of $12,436. The net amount of $10,234,501 was recognized as a gain on the legal dissolution of a subsidiary in other (income) expense.

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

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan has been solely an obligation of PA1 since that date. Note, however, the Company’s condensed consolidated balance sheet as of June 30, 2021 reflects the Pennvest Loan as a liability of $9,868,495 despite the fact that the obligation (if any) was solely an obligation of PA1.

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

C: OMRI litigation

On February 23, 2023 the Company filed ‘Complaint for Declaratory Judgment and Injunctive Relief’ against the Organic Materials Review Institute (“OMRI”) in the Circuit Court for the State of Oregon for the County of Lane to contest OMRI’s negative determination with regard to the Company’s application for listing of its solid ammonium bicarbonate product. The Company alleges that OMRI failed to properly follow its own procedures and reached a result without scientific support. The Company has elected to proceed with “Judicial Dispute Resolution” as set forth in the OMRI Policy Manual and has initiated litigation contesting the determination. The Company has requested declaratory relief from the court. OMRI filed its Answer to the Complaint during the first week of May 2023 and the discovery process has now commenced. See Note 1 “Fertilizer: Organic and ‘Climate Smart’” above.

The Company currently is not involved in any other material litigation or similar events.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2023, the Company sold the following restricted securities: a) 575,000 units at $1.60 per unit consisting of one share of the Company’s restricted common stock and ½ warrant to purchase one share of the Company’s restricted common stock at $2.40 until June 30, 2024 and received gross proceeds of $920,000 and net proceeds of$872,000 and b) the Company sold 1,800,000 shares of restricted common stock at $1.00 per share and received proceeds of $1,800,000 and c)1,055,906 shares were issued pursuant to our 2006 Consolidated Incentive Plan (“Plan”) upon the conversion of debt and d) 84,000 shares were issued when 84,000 warrants were exercised @$0.75/warrant and the Company received gross proceeds of $63,000.

For the nine months ended March 31, 2023, the Company sold the following restricted securities: a) 346,230 units at $1.00 per unit consisting of one share of the Company’s restricted common stock and 1 warrant to purchase one share of the Company’s restricted common stock at $1.25 until December 31, 2023 and received gross proceeds of $346,230,  b) the Company sold 575,000 units at $1.60 per unit consisting of one share of the Company’s restricted common stock and ½ warrant to purchase ½ share of the Company’s restricted common stock at $2.40 until June 30, 2024 and received gross proceeds of $920,000 and net proceeds of $872,000 and  c) 2,000,000 shares of restricted common stock at $1.00  per share and received  proceeds of $2,000,000 and c) 1,155,906 shares issued pursuant to our 2006 Consolidated Incentive Plan (“Plan”) upon the conversion of debt and d) 162,834 warrants were exercised @$0.75/warrant and the Company received gross proceeds of $119,126.  In addition, the Company issued 25,000 Commission Warrants @ $2.40 until June 30, 2024 and issued 50,000 shares of restricted common stock for services valued at $80,000.   All of these transactions the Company relied on the exemptions in Section 4(2) of the Securities Act of 1933, as amended, and/or under Rule 506 of Regulation D under the Securities Act of 1933, as amended. See Notes to Financial Statements (included herein) for additional details.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: May 10, 2023	By:	/s/ Mark A. Smith
Mark A. Smith, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 10, 2023	By:	/s/ William O’Neill
William O’Neill, Chief Executive Officer

