Form 10-K
period 2023-06-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2023-09-28
CIK 875729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: June 30, 2023

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

☐  YES ☒  No

The aggregate market value of the approximately 37,000,000 shares of voting stock held by non-affiliates of the Registrant as of June 30, 2023 approximated $46.5 million.  As of August 1, 2023, the Registrant had 49,408,214 shares of common stock issued and 48,703,905 shares of common stock outstanding.

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

Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following (not set forth in any order that ranks priority or magnitude):

•	failure of the political, legal, regulatory and economic climate to support funding of environmental clean-up and enforcement of environmental rules and regulations;

•	changes in the public's perceptions of large scale livestock agriculture/CAFOs, consumption of meat and dairy, environmental protection and other related issues;

•	cybercrimes/hacking (actual and potential) of the Company’s online presence and limited operational computer systems; the Company’s <biontech.com domain was hacked/stolen during 2021 and the Company migrated to the bionenviro.com domain name. The Company initiated litigation seeking its recovery and other relief, recovered and subsequently sold the <biontech.com> domain. See Item 3 “Legal Proceedings” and Note 9 to Financial Statements, “Litigation”;

•	the Company's extremely limited financial and management resources which need to be augmented and the Company’s limited ability to raise additional needed funds and/or hire needed personnel;

•	Reactions to the wrap-up of the business activities of Bion PA-1 LLC (“PA1”) and/or resolution of PA-1’s negotiations with the Pennvest Infrastructure Authority (“Pennvest”) regarding PA1’s Pennvest Loan (presently in default) and the Kreider 1 System (see “Part I, Items 1 and Item 7 and “Notes to Financial Statements” below);

•	continued delays in (and/or failure of) development of markets (or other means of monetization) for nutrient reductions and other environmental benefits from agriculture and CAFOs and related waste treatment facilities; including failure of markets for nutrient (nitrogen and phosphorus) reductions to develop sufficient breadth and depth;

•	potential delays in constructing the Company’s Initial System, the initial beef Projects and other Gen3Tech system installations and/or further delays in the Kreider 2 project and other potential Projects (capitalized items defined in the Item 1 narrative below);

•	the ability of the Company to implement its business strategy;

•	the extent of the Company's success in the development of Gen3Tech joint ventures (“JVs”) and development/operation of Projects and retrofit/remediation of existing livestock facilities (“Retrofits”) and/or reaching the goals and targets set forth below, especially in light of the fact that at this date the Company has not yet developed its first Gen3Tech JV project and that the resources (CAPEX/personnel/expertise) required for development and operation of such projects will need to be sourced from outside the Company which has very limited resources in each listed category;

2

•

dependence upon key personnel and the ability of the Company to keep its existing personnel and their accumulated expertise including the substantial risk of illness or death of one or more key personnel (most of whom are over 70 years of age and/or have existing health vulnerabilities that are exacerbated by the COVID-19 pandemic);

•	the need to obtain the services of additional personnel as employees and/or consultants as the Company’s business progresses;

•	engineering, mechanical or technological difficulties with operational equipment including potential mechanical failure or under-performance of equipment; operating variances from expectations;

•	the substantial capital expenditures required for the Company’s proposed JVs and development/construction of the Company's proposed Projects and facilities and the related need to fund such capital requirements through commercial banks and/or public or private securities markets;

•	the need to develop and re-develop technology and related applications over time;

•	operating hazards attendant to the environmental clean-up, CAFO and renewable energy production, fertilizer and/or food retailing and biofuel industries;

•	seasonal and climatic conditions;

•	decreased availability and increased cost of material and equipment (including those caused by the COVID-19 pandemic and supply chain challenges);

•	the strength and financial resources of the Company's potential competitors;

•	general economic, Covid-19 pandemic (see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to Financial Statements, “Covid-19 pandemic related matters”) and capital market conditions;

•	industry risks, including environmental related problems;

•	delays in anticipated permit approval and/or start-up dates;

•	the limited liquidity of the Company's equity securities; limited availability of capital on acceptable terms for small public companies like Bion in the current financial markets; and

•	the Company’s limited ability to comply with current and rapidly evolving ESG (environmental, social and governance) related items to date (which is due in large part to the Company’s small size and the fact that the Company has engaged in almost no new hiring ‘in house’ during the past decade combined with the Company’s limited financial capacity and the particular industry segments in which the Company is working) may inhibit the Company’s ability to raise capital and increase its shareholder base.

We do not undertake and specifically disclaim any obligation to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

PART I

ITEM 1.  BUSINESS.

GENERAL

Summary and Overview

Bion Environmental Technologies, Inc.'s ("Bion," "Company," "We," "Us," or "Our") was incorporated in 1987 in the State of Colorado. Bion’s mission is to create extraordinary value for our shareholders and employees (all of whom own securities in the Company) while delivering premium, sustainable meat products to our customers (and other stakeholders) through ventures developing profitable, transparent, and environmentally sustainable solutions for livestock agriculture.  Bion’s third generation technology-based platform (“Gen3Tech Platform” or “Platform”) provides comprehensive environmental treatment for large-scale livestock waste streams (and other organic waste streams), while simultaneously recovering resources that have traditionally been wasted or underutilized. Bion’s platform performs the dual benefits of improving profitability of production by upcycling those resources into value-added byproducts, while preventing their release to the environment, where they contribute to surface- and groundwater and air pollution, climate change, and other air quality issues.

Bion has identified three distinct market opportunities for the Gen3Tech platform and its core Ammonia Recovery System (“ARS”) technology that captures, stabilizes, and upcycles ammonia into low-carbon and/or organic pure nitrogen fertilizers. Bion intends to pursue: 1) a unique opportunity to ‘reimagine’ beef production ( within the existing industry supply chain) to produce premium and sustainable grain-finished beef, with minimal impacts to water, soil, and air, and better economics to its producers; 2) technology licensing and/or joint venture opportunities internationally and in the U.S. for post-anaerobic digester use of our ARS: a) dairy applications, and b) treatment of organic waste streams from food waste, food processing waste, biofuels, and other organic waste streams whose processes include anaerobic digestion to produce renewable energy; and 3) retrofit of existing large-scale livestock facilities, of which there are hundreds  of operations in the U.S. alone (if not thousands – the exact number is not reported).

Currently, Bion’s efforts are primarily focused on the sustainable beef production opportunity. We believe there is tremendous room for improvement in the beef production in this country. The beef industry today faces a wide range of challenges, from a fragmented commodity-producing industry with narrow margins to antiquated and inefficient production practices. Beef production and consumption is a primary target of the global ‘anti-meat’ messaging campaign from consumer, investor, and environmental advocacy groups (and the industry’s competitors in the alternative plant-based and cellular protein spaces). Bion intends to produce truly sustainable beef, certified by USDA, with dramatic, third-party verified reductions in the negative environmental effects by mitigating nutrient, greenhouse gas, and other environmental impacts. To accomplish Bion’s goal, we will partner with producers and other technology companies who provide solutions for different links of the beef value chain. Our joint venture/strategic partner-focused business model is designed to deliver a premium sustainable product to the consumer and increased profitability up and down the supply chain.

During September 2023, Bion successfully completed the initial startup of its patented Ammonia Recovery System (“ARS)” at its commercial-scale demonstration and optimization facility near Fair Oaks, Indiana. The facility has now commenced an operational ‘optimization’ phase during which modules will be tested/stressed to determine their operational characteristics and establish the best parameters (and related control systems) for long term operation. We have begun varying the ARS’s operating parameters with the goal of meeting and/or exceeding the results needed for Bion’s economic models for large-scale commercial projects. The Company expects the current optimization phase will continue during the next quarter (or longer) and provide data required to support final design/engineering for commercial project modules. We believe this data will also provide additional potential stakeholders (cattle producers, cattle feeders, packers, distributors, retailers and financial institutions) with the information they need to proceed with confidence in collaborating with Bion on multiple new projects. The ARS is the core of the Gen3Tech platform. Once its operations have been optimized, Bion will be able to begin final design to support permitting, and financing of its first commercial beef project.

To Bion’s knowledge, there is no comprehensive treatment solution for beef manure waste other than our Gen3Tech Platform. Further, Bion’s business model, which addresses the entire supply chain, creates additional opportunities to improve on both environmental impacts and production efficiencies. Bion has 30 years of experience in livestock waste management and is building a world class team, focused on beef. We believe we have a significant advantage as the $66 billion U.S. beef industry contends with its environmental impacts, inherent inefficiencies, and a changing consumer demographic.

Our patented and proprietary technology provides advanced waste treatment and resource recovery for large-scale livestock production facilities (also known as “Concentrated Animal Feeding Operations” or “CAFOs"). Livestock production and its waste, particularly from CAFOs, has been identified as one of the greatest soil, air, and water quality problems in the U.S. today.  Application of our third generation technology (“Gen3Tech”) and business/technology platform in conjunction with other industry practices (“Gen3Tech Platform” or “Platform”) can largely mitigate these environmental problems, while simultaneously improving operational/ resource efficiencies by recovering high-value co-products from the CAFOs’ waste stream. These waste stream ‘assets’ – including primarily nutrients and methane – have traditionally been wasted or underutilized and are the same ‘pollutants’ that today fuel harmful algae blooms, contaminate groundwater, pollute the air and exacerbate climate change.

During the first half of 2022 Bion began pre-marketing our sustainable beef opportunity to retailers, food service distributors and the meat industry in the U.S.  In general, the response has been favorable. During July 2022, Bion announced a letter of intent (“Ribbonwire LOI”) to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with the Ribbonwire Ranch, in Dalhart, Texas (with a provision to expand to 60,000 head) (“Dalhart Project”). During January 2023 Bion announced a letter of intent (“Olson LOI”) to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with the Olson Feeders and TD Angus, near North Platte, Nebraska (with a provision to expand to 45,000 head or more) (“Olson Project”). During April 2023 Bion announced a letter of intent (“DVG LOI”) to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with Dakota Valley Growers near Bathgate, North Dakota (“DVG Project”). Based on our experience to date, we believe we will not have great difficulty in securing participation from additional feeders/cattlemen in our Projects. The Olson, Dalhart and DVG Projects (and subsequent Projects) will be developed to produce blockchain-verified, sustainable beef in customized covered barns (resulting in reduced stress on cattle caused by extreme weather and temperatures and resulting higher feed/weight gain efficiency) with ongoing manure transfer (through slatted floors) to anaerobic digesters (AD) to capture nitrogen/ammonia from the manure stream before loss to the atmosphere and generate renewable natural gas (RNG) for sale while remediating the environmental/carbon impacts usually associated with cattle feedlots and CAFOs. Bion’s patented Gen3Tech platform will refine the waste stream into valuable coproducts that include clean water, RNG, photovoltaic solar electricity and fertilizer (‘climate smart’ and/or organic) products. We anticipate converting these LOIs into definitive JV agreements and creating related distribution agreements with key retailers and food service distributors during the current fiscal year and the balance of 2024.

Bion’s business model and technology platform can create the opportunity for joint ventures (in various contractual forms)(“JVs”) between the Company and large livestock/food/fertilizer industry participants based upon the supplemental cash flow generated by implementation of our Gen3Tech business model, which cash flows will support the costs of technology implementation (including servicing related debt). We anticipate this will result in substantial long-term value for Bion. In the context of such JVs, we believe that the verifiable sustainable branding opportunities (conventional and organic) in meat will represent one of the single largest enhanced revenue contributors provided by Bion to the JVs (and Bion licensees). The Company believes that the largest portion of its business with be conducted through such JVs, but a material portion may involve licensing and or other approaches.

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

Our business plan is focused on executing multiple agreements and letters of intent related to additional sustainable beef JV projects over the next twenty-four (24) months while moving forward with the Initial Project (see below) and commencing development of one or more of the Dalhart/Olson/DVG Projects (“LOI Projects”)(and/or other Gen3Tech beef JV projects) while pursuing other opportunities in the livestock industry enabled by our Gen3Tech business model.  The LOI announcements have generated significant interest within the livestock industry (among ranchers, feedlot operators, farmers and other AG industry parties) and has led to and assisted our discussions with many ‘major s’---large national and regional agriculture/livestock industry companies (including those involved with distribution and/or sales of meat products) in the country which are ongoing at this date. We believe that this interest, combined with consumer interest in ‘sustainable products’ and growing enthusiasm among some livestock industry parties for environmental/sustainable/regenerative practices, may provide Bion (and its partners/venturers) with an opportunity to move forward with a truly sustainable solution in this industry segment at a rapid pace.

Based on our endeavors in executing multiple agreements and letters of intent related to the “Bion Beef Opportunity”, we intend to commence development of multiple sustainable beef JV projects over the next twelve-eighteen (12-18) months while moving forward with the Initial Project (see below) and one or more of the LOI Projects. Bion also intends to pursue other opportunities in the livestock industry enabled by our Gen3Tech business model.

During the past nine months, the Company has constructed (construction is largely completed) our 3GTech Ammonia Recovery System (‘ARS’) at our Initial Project (our commercial scale demonstration facility) located near Fair Oaks, Indiana and begun operations of phase 1 of our Initial Project . We recently announced that the ARS has achieved and maintained controlled steady-state operations under a variety of conditions. When operated at steady state, the system produces an ammonium distillate solution, the base of Bion’s nitrogen fertilizer products. Bion has begun optimizing the ARS’s operating parameters with the goal of meeting and/or exceeding the results needed for Bion’s economic models for large-scale commercial projects. The Company expects the current optimization phase will continue during the next quarter (or longer) and provide data required to support final design/engineering for commercial project modules. We believe this data will also provide additional potential stakeholders (cattle producers, cattle feeders, packers, distributors, retailers and financial institutions) with the information they need to proceed with confidence in collaborating with Bion on multiple new projects (see below).

The patented ARS is the core of Bion’s Gen3Tech platform. The ARS recovers and upcycles problem ammonia contained in the effluent from anaerobic digestion (where methane is captured and more ammonia is released) of the livestock manure waste stream. The ARS captures the ammonia, minimizing its environmental impacts and creating low-carbon and/or organic nitrogen fertilizer products with it. Over during the next quarter, the Company intends to produce ammonium distillate at Fair Oaks in several concentrations and initiate the application process for organic certification for each concentration of liquid fertilizer product. Bion will also produce a solid/granular nitrogen fertilizer product at the Initial Project (when the crystalizer module is ready for operation during the next quarter) which we believe will be both ‘ClimateSmart’ and ‘Water-Smart’ – a pure nitrogen fertilizer with a low carbon footprint, that is water soluble and readily available to plants. Samples of the granular product will also be utilized to support organic certification applications. See Fertilizer: Organic and ‘ClimateSmart’ below.

During the next three-six months , the Company intends to fully complete construction of the Initial Project’s phase 1 (including the crystalizer module) and continue the optimization operations. Bion expects the Initial Project data will document the effectiveness of our Gen3Tech in a commercial-scale setting during the current fiscal year and support development of the LOI Projects (and/or other Gen3Tech beef JV projects) commencing later this fiscal year.  We do not presently know the order in which these JV Projects will be developed as that decision will be made based on many factors not yet in place. We believe the Initial Project data will also provide additional potential stakeholders (cattle producers, cattle feeders, packers, food distributors and retailers and financial institutions) with the information they need to proceed with confidence in collaborating with Bion on multiple new projects (see below).

Bion intends to focus primarily on: i) completion of development/construction and operation of the Initial Project, our initial commercial-scale Gen3Tech installation (see below and Notes to Financial Statements), and optimization of its operational parameters, ii) pre-development planning of the Dalhart, Olson and DVG Projects (and/or other Gen3Tech beef JV projects) including steps toward distribution agreements, iii) developing applications and markets for its low carbon ‘ClimateSmart’ and organic fertilizer products (including listings/certifications of multiple liquid and solid products) and its sustainable (conventional and organic) animal protein products, and iv) discussions regarding initiation and development of agreements and joint ventures (“JVs” as discussed herein) (and related Projects) based on the augmented capabilities of our Gen3Tech business platform (in the sustainable beef and other livestock segments), while (v) continuing to pursue : A) licensing opportunities and B) business opportunities related to large retrofit projects (such as the Kreider poultry project JV described below) and vi) ongoing R&D activities.

At present, there is essentially no traceable and verifiable ‘sustainable beef’ available to the US market except for niche products. In response to consumer demand for transparency and sustainability, Bion expects the meat industry in general, and beef specifically, to evolve towards using new technologies to deliver these attributes in their products. While we anticipate a faster adoption of tracking, verification and sustainability technologies in other perishable food categories like produce and dairy due to their shorter product cycles (and related harvest and production techniques), meat industry leaders have also announced their willingness to move forward with initiatives in this area. Many companies have announced ‘sustainability’ initiatives but most appear to consist largely of ‘greenwashing’ marketing commitments rather than substantive undertakings at this date. Note, however, that Tyson’s Brazen beef initiative (which was announced during March 2023) may develop into a substantive competitive factor in the sustainable beef marketplace. Bion predicts that within approximately five years, consumers will be able to track and verify claims including sustainability on 25% (or more) of the products merchandised in the meat department. Bion believes that the retail market share of verifiably sustainable beef in the US will approach 7-10 % within three (3) years (end of 2026) and 25% in five (5) years (end of 2028) (approximately 6-7,000,000 cattle annually) (and more thereafter). If Bion can successfully execute on its sustainable beef business plan (which is subject to many contingencies), we believe that JV facilities utilizing Bion’s Gen3Tech platform will supply one-third (1/3) or more of that of the premium market segment (and a higher portion of meat that is actually traceable and verifiably sustainable). Our goal is to have multiple sustainable beef projects under development (within 3-5 distinct JVs) by the end of our 2025 fiscal year. Our first commercial project is likely to be one of our current LOI Projects but we anticipate commencing development of additional sustainable beef projects during the current fiscal year as well. Our current target is to have at least three (3) facility modules (15,000 head per module)(“Modules”) in development and/or under construction during 2024 in three (3) different JVs with the initial barns being populated with livestock during 2025. Further expansion in the number of distinct JVs is projected through 2026-7 aiming at 5-10 JVs in process --- each of which JVs will be pursuing development of multiple Modules with targets of 12-15 populated Modules by the end of 2026 (approximately 2%-3% of the US beef market) and 30-45 Modules constructed and being populated by 2029 (approximately 6%-8% of the US beef market) with further expansion thereafter. Bion’s current goal is that its Gen3Tech platform will be utilized to produce 33% of the verifiable “sustainable beef” category at the end of the period (which will equal approximately 2 million cattle annually)(45 Modules).

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

In parallel with the business activities outlined above, during the current fiscal year the Company intends to proceed with adding to its senior management personnel, while strengthening its corporate governance (including environmental/social/governance steps (‘ESG’)) and seeking to ‘uplist’ its common stock on a national securities exchange improve both liquidity and ability to access capital markets.

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

From 2016 to 2021 fiscal years, the Company focused most of its activities and resources on developing, testing and demonstrating the third generation of its technology and technology platform (“Gen3Tech”) that was developed with an emphasis producing more valuable co-products from the waste treatment process, including renewable natural gas and ammonium bicarbonate, a low-carbon, organic ’pure’ nitrogen fertilizer product, while raising sustainable livestock.

The $175 billion U.S. livestock industry is under intense scrutiny for its environmental and public health impacts – its ‘environmental sustainability’-- at the same time it is struggling with declining revenues and margins (derived in part from clinging to its historic practices and resulting limitations and impacts) which threaten its ‘economic sustainability’. Its failure to adequately respond to consumer concerns including food safety, environmental impacts, and inhumane treatment of animals have provided impetus for plant-based alternatives such as Beyond Meat and Impossible Burger (and many others) being marketed as “sustainable” alternatives for this growing consumer segment of the market (despite the lack of verifiably sustainable attributes).

The Company believes that its Gen3Tech, in addition to providing superior environmental remediation, creates opportunities for large scale production of i) verifiably sustainable-branded conventional livestock products and ii) verifiably sustainable organic-branded livestock products, both of which will command premium pricing (in part due to ongoing monitoring and third-party verification of environmental performance which will provide meaningful assurances to both consumers and regulatory agencies). Each of these two distinct market segments (which the Company intends to pursue in parallel) presents a production/marketing opportunity for Bion (but the former is far larger). Our Gen3Tech will also produce (as co-products) biogas, solar photovoltaic electricity in appropriate locations, and valuable low carbon/organic fertilizer products, which can be utilized in the production of organic grains for use as feed for raising organic livestock (some of which may be utilized in the Company’s JV projects) and/or marketed to the growing organic fertilizer market.

During 2022-23, the Company entered into 3 LOIs setting forth the parties’ intention to negotiate joint venture agreement (“JVA”) and enter into joint ventures (“JV”) to develop and operate 15,000 head integrated, sustainable beef facilities (with future expansion under consideration) including:

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

c)	a Bion Gen3Tech module (which will utilize the recycled CO2 to increase ammonia nitrogen/ammonium bicarbonate recovery) for the production of ammonia nitrogen fertilizer for use in organic and/or ‘ClimateSmart’ low carbon crop production (plus residual organic solids and clean water),

d)	which will produce verifiably sustainable beef products with USDA certified branding.

The opportunity presented by the LOIs to commercialize the Company’s Gen3Tech and business model matured more quickly than anticipated (reflecting strong industry and public momentum in favor of verifiably sustainable food ventures). As a result, we have shifted our plans to focus resources and make our initial 15,000 head operation a reality as soon as possible.

To place the LOI Projects in the context of Company’s business plan (and our prior public disclosure), if the contemplated ventures moves forward on the timelines currently contemplated, active development of the initial LOI Project will commence during 2024.

Prior to such activity, the Company has constructed and commenced operation of the initial phase of our previously discussed Gen3Tech demonstration project near Fair Oaks, Indiana (“Initial Project”): i) to validate our existing data and modeling at commercial scale and ii) to optimize the Bion Gen3Tech module for finalization of design parameters and fabrication details of our planned 15,000 head commercial facilities (including the LOI Projects). For the purposes of this initial phase, the Company, in order to accelerate the data acquisition phase, is utilizing anaerobic digester effluent from the nearby/contiguous Fair Oaks dairy. Thereafter, the Company will evaluate what, if any, additional facilities and testing will take place at that location.

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

During September 2021, Bion entered into a lease for the development site of the Initial Project, our initial commercial scale Gen3Tech project, which Initial Project will be located on approximately four (4) acres of leased land near Fair Oaks, Indiana, and a related agreement regarding disposal of certain manure effluent with the Curtis Creek Dairy unit of Fair Oaks Farms (“FOF”). Design and pre-development work commenced during August 2021 and preliminary surveying, site engineering and other work is now underway along with site-specific engineering and design work. The Initial Project was initially planned to be an environmentally sustainable beef cattle feeding facility, equipped with state-of-the-art housing and Bion’s 3G-Tech platform to provide waste treatment and resource recovery. Bion has designed the project to house and feed approximately 300 head of beef cattle. If all phases of the Initial Project are constructed, the facility will include Bion’s Gen3Tech platform including: i) covered barns (possibly including roof top solar photovoltaic generation), ii) anaerobic digestion for renewable energy recovery, iii) livestock waste treatment and resource recovery technology, iv) Bion’s ammonium bicarbonate recovery and crystallization technology and iv) data collection software to document system efficiencies and environmental benefits (with the Bion Gen3Tech facilities capable of treating the waste from approximately 1,500 head). The facility is large enough to demonstrate engineering capabilities of Bion’s Gen3Tech at commercial scale, but small enough that it can be constructed and commissioned relatively quickly. Originally, construction and onsite assembly operations were targeted to commence sometime late in 2022, however, supply chain backlogs (many pandemic associated)delayed delivery dates for core modules of the Bion system to the site until during January 2023. Construction has been substantially completed related to Phase 1 of the Initial Project, shakedown operations undertaken and the operation is now focused on optimization of operation parameters. See Note 3 “Property and Equipment” and Note 12 “Subsequent Events” (for activities since the start of the first quarter of the 2024 fiscal year).

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

Specifically, the Initial Project was designed/developed to provide and/or accomplish the following:

i.	Proof of Gen3Tech platform scalability

-	Document system efficiency and environmental benefits and enable final engineering modifications to optimize each unit process within the Bion Gen3Technology platform.

-	Environmental benefits will include (without limitation) renewable energy production (natural gas recovery from AD and solar electric from integrated roof top photovoltaic generation); nutrient recovery and conversion to stable organic fertilizer; pathogen destruction; water recovery and reuse; air emission reductions.

ii.	Use Bion’s data collection system to support 3rd party verified system efficiency requirement to qualify for USDA Process-Verified-Program (PVP): certification of sustainable branded beef (and potentially pork) product metrics.

iii.	Produce sufficient ammonium bicarbonate nitrogen fertilizer (“AD Nitrogen”) in liquid and solid forms for commercial testing by potential joint venture partners and/or purchasers, for university growth trials and to provide samples (and related documentation) to support applications for organic and/or ‘ClimateSmart’ certifications.

iv.	Produce sustainable beef products for initial test marketing efforts.

On January 28, 2022 Bion Environmental Technologies, Inc. (‘Bion’), on behalf of Bion 3G1 LLC (‘3G1’), a wholly-owned subsidiary, entered into a Purchase Order Agreement with Buflovak and Hebeler Process Solutions (collectively ‘Buflovak’) in the amount of $2,665,500 (and made the initial 25% payment ($666,375) for the core of the ‘Bion System’ portion (without the crystallization  modules which will be ordered and fabricated pursuant to subsequent agreements) of the previously announced 3G Tech Initial Project. This Purchase Order encompasses the core of Bion’s 3G Technology. Subsequent agreements were executed with engineering firms, contractors and other entities related to the construction of the Initial Project. The Company received progress billing in March 2022 and June 2022 for the second and third 25% installments, both of which have been paid as of the filing date. On January 17, 2023 the Company received an invoice from Buflovak for $533,100 which was paid on March 1, 2023 and on April 24, 2023 for $83,275 which was paid on May 2, 2023 bringing the aggregate payments to $2,615,500 as of the date of this filing. There remaining $50,000 open on the Purchase Order has been billed on July 26,2023. In addition to the Purchase Order, the Company has incurred additional costs of $4,182,260 on the Initial Project for capitalized interest and costs, non-cash compensation and consulting fees. $3,962,207 has been paid and $220,053 has been billed and not yet been paid.

The Initial Project will be carried out in stages with phase one focused largely on portions of items i. and iii. set forth above.

Upon completing the primary goals of phase 1 of the Initial Project (coupled with obtaining organic certifications(s) for our liquid and/or solid ammonium bicarbonate fertilizer product lines), Bion expects to be ready to move forward with its plans for development of much larger facilities such as the LOI Projects, by moving toward final design of its Gen3Tech modules. The Company anticipates that discussions and negotiations it has begun (together with additional opportunities that will be generated over the next 12-24 months) regarding potential JVs with strategic partners in the financial, livestock and food distribution industries to develop large scale projects will continue during the optimization operations of the Initial Project with a 2024 goal of establishing multiple JV’s for large scale projects that will produce sustainable and/or sustainable-organic corn-fed beef. These products will be supported by a USDA PVP-certified sustainable brand that will, initially, highlight reductions in carbon and nutrient footprint, as well as pathogen reductions associated with foodborne illness and antibiotic resistance, along with the organic designation where appropriate. Bion has successfully navigated the USDA PVP application process previously, having received conditional approval of its 2G Tech platform (pending resubmission and final site audits), and is confident it will be successful in qualifying its Gen3Tech platform.

After the basic technology start-up milestones of the Initial Project (primarily optimization and steady-state operations of the core modules of our Gen3Tech platform) have been met, the Company will determine whether to complete the entire Initial Project as originally designed at that location or the relocate the core modules to an alternative permanent location. The Company has engaged in discussion with the University of Nebraska-Lincoln to jointly develop an integrated beef facility based on Bion’s Gen3Tech and business model at its Klosterman Feedyard Innovation Center (“KFIC”) (or other mutually agreed upon location) which facility would include innovative barns, an anaerobic digester and a Bion Gen3Tech system to conduct ongoing research and development related thereto and the KFIC is a possible site for the long-term re-location of the core modules. This venture, if it moves forward, is anticipated to include joint preparation of applications for grants and other funding from the USDA (‘climate smart’ program, rural development, etc.) and other sources. The Company will also evaluate re-locating the core module of the Initial Project to Dalhart, Texas, where it might be integrated into the first phases of the Dalhart Project and/or to other locations.

Additionally, the Company believes there will also be opportunities to proceed with selected ‘retrofit projects’ of existing facilities (see ‘Gen3Tech Kreider 2 Poultry Project’ below as an example) in the swine, dairy and poultry industries utilizing our Gen3Tech.

Gen3Tech Beef Business Model

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

Bion believes that substantial unmet demand currently exists– potentially very large – for ‘real’ meat/dairy/egg products that offer the verifiable/believable sustainability consumers seek, but with the taste and texture they have come to expect from American beef and pork, dairy and poultry. Numerous studies demonstrate the U.S. consumers’ preferences for sustainability. For example, 2019 NYU Stern’s Center for Sustainable Business study found that ‘products marketed as sustainable grew 5.6 times faster than those that were not…’ and that ‘…in more than 90 percent of consumer-packaged-goods (CPG) categories, sustainability-marketed products grew faster than their conventional counterparts.’ Sales growth of plant-based alternatives, including both dairy and more recently ground meat (Beyond Meat, Impossible Foods, etc.) have shown that a large, but apparently limited, segment of consumers is choosing a seemingly sustainable offering, and are also willing to pay a premium for it. Tyson Foods, in the context of launching its Brazen beef initiative, recently said, “consumers would be willing to pay at least 24 percent more for environmentally friendly, sustainable options at retail.” Numerous studies also support the consumers’ ‘willingness-to-pay’ (WTP) for sustainable choices, including a recent meta-analysis of 80 worldwide studies with results that calculate the overall WTP premium for sustainability is 29.5 percent on average.

In terms of changing customer preferences, ‘saving the planet’ has proven to be a more compelling argument than the traditional animal activism/ welfare pitch. To date, the primary beef ‘industry response’ to this has been grass-fed beef, which is regarded as a generally more sustainable offering than grain-fed (largely without support in empirical evidence). However grass-fed beef has had only limited acceptance in U.S. markets, because it is less flavorful and tougher than the traditional corn-fed beef consumers have grown to enjoy. Sustainability initiatives have been launched by large US livestock producers (including Tyson’s very recent ‘Brazen’ program), but it is not yet possible to determine the extent the attributes of such products will be substantive and verifiable rather than completely ‘modeled’ and largely public relations ‘greenwashing’.

Advocacy groups targeting livestock and the beef industry have recently been joined by competitors that produce animal protein alternatives in seeking to exploit the industry’s environmental and economic weaknesses. Their global anti-meat messaging has had a substantial chilling effect on the relationships the beef industry has with its institutional investors; retail distributors, such as fast-food restaurants; and mostly, its consumers. Led by the United Nations Food and Agriculture Organization, a coordinated anti-meat messaging campaign has targeted consumers worldwide, primarily focused on the industry’s impacts on climate change. A 2018 NielsenIQ Homescan survey last year found that 39% of Americans are actively trying to eat more plant-based foods. Some of the recent growth in plant-based proteins results from increasing lactose intolerance and other health concerns; however, most of that growth is attributed to consumers’ growing concerns for the environmental impacts of real meat and dairy. Several large US companies that have traditionally focused on livestock production, including Cargill, ADM, Perdue Foods, and Tyson, have also recently entered the plant protein space. However, while meat alternatives, especially plant-based protein producers like Beyond Meat and Impossible Foods, have been heavily promoted (by themselves and the media) and enjoyed remarkable initial sales growth until recently, sales have flattened and/or declined over the past 18 months. It should be noted that these plant-based protein producers are primarily expected to be able to serve the ground/ processed meat market, which represents only about 10 percent of the overall animal protein market. Further, there has recently been pushback to these plant-based products, focusing on their highly processed nature and unproven health benefits, scalability/ pricing, and their uncertain carbon footprint---and market growth rates have substantially slowed and may have already plateaued and/or peaked. There have also been several companies recently enter the cellular and 3D-printed meat arena. While facing myriad challenges and further out on the development timeline, some people believe cellular agriculture (aka cultured, clean, lab-grown, cultivated) meat may have the potential to service a much larger percentage of the market than plant-based protein, including cuts like steaks, chops and roasts, but the likely cost remains very uncertain at this point.

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

Bion‘s sustainable beef business model, based on our Gen3Tech platform, will develop and operate large scale facilities that: a) utilize custom designed barns (which enable a more controlled and monitored husbandry environment) and photovoltaic solar electricity generation utilizing the rooftops (where climate conditions permit), b) with continual manure transfer to anaerobic digesters (“ADs”), c) which produce RNG and related environmental revenues, and d) then channel the AD waste (including CO2 recovered from the RNG processing/cleanup) through a series of patented technologies to refine the waste into its various components. The diagram below depicts a simplified facility schematic/flow chart:

This overall business model unites several interrelated businesses driven by Bion’s technology and augments and aggregates multiple revenue streams as described below. See “Technology and Technology Platform” below for descriptions of the 4 major categories of products/revenue streams which Bion anticipates from its Gen3Tech beef facilities: a) premium ‘sustainable branded’ beef, b) renewable energy and energy/environmental/carbon-related credits, c) fertilizer products (organic and/or ‘ClimateSmart’) and d) nutrient credits.

Sustainable Beef

Bion’s goal is to be first (or at least early) to market with meaningfully verified sustainable beef products that can be produced at sufficient scale to service national market demand. The cattle produced at Bion facilities will have a substantially lower carbon footprint, dramatically reduced nutrient impacts to water and air, and an almost total pathogen kill in the waste stream. Further, the economics of producing these cattle (including the cost of the facility/technology upgrade) will be greatly enhanced by the revenue realized from the recovery of valuable resources, including renewable energy, high-value fertilizer products, and clean water.

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

Recently there have been efforts to establish sustainable brands (including USDA PVP certification) for a number of small-scale livestock producers (largely in the grass fed beef category). To date, the reach and extent of such efforts is limited and it is difficult to determine their effectiveness. Additionally, there have been public announcements of initiatives related to beef sustainability (largely focused on the ‘cow-calf’ segment of the livestock chain) in procurement by major beef processing companies, but a closer look finds that most consist largely of ‘green washing’ public proclamations in the wake of environmental and social criticism that re-package prior initiatives and lack any significant new substance (excepting Tyson’s ‘Brazen’ announcement this past Spring which appears to have some substance).

At present, there is essentially no traceable and verifiable ‘sustainable beef’ available to the US market except for niche products. In response to consumer demand for transparency and sustainability, Bion expects the meat industry in general, and beef specifically, to evolve towards using new technologies to deliver these attributes in their products. While we anticipate a faster adoption of tracking, verification and sustainability technologies in other perishable food categories like produce and dairy due to their shorter product cycles (and related harvest and production techniques), meat industry leaders have also announced their willingness to move forward with initiatives in this area. Many companies have announced ‘sustainability’ initiatives but most appear to consist largely of ‘greenwashing’ marketing commitments rather than substantive undertakings at this date. Note, however, that Tyson’s Brazen beef initiative (which was announced during March 2023) may develop into a substantive competitive factor in the sustainable beef marketplace. Bion predicts that within approximately five years, consumers will be able to track and verify claims including sustainability on 25% (or more) of the products merchandised in the meat department. Bion believes that the retail market share of verifiably sustainable beef in the US will approach 7-10 % within three (3) years (end of 2026) and 25% in five (5) years (end of 2028) (approximately 6-7,000,000 cattle annually) (and more thereafter). If Bion can successfully execute on its sustainable beef business plan (which is subject to many contingencies), we believe that JV facilities utilizing Bion’s Gen3Tech platform will supply one-third (1/3) or more of that of the premium market segment (and a higher portion of meat that is actually traceable and verifiably sustainable). Our goal is to have multiple sustainable beef projects under development (within 3-5 distinct JVs) by the end of our 2025 fiscal year. Our first commercial project is likely to be one of our current LOI Projects but we anticipate commencing development of additional sustainable beef projects during the current fiscal year as well. Our current target is to have at least three (3) facility modules (15,000 head per module)(“Modules”) in development and/or under construction during 2024 in three (3) different JVs with the initial barns being populated with livestock during 2025. Further expansion in the number of distinct JVs is projected through 2026-7 aiming at 5-10 JVs in process --- each of which JVs will be pursuing development of multiple Modules with targets of 12-15 populated Modules by the end of 2026 (approximately 2%-3% of the US beef market) and 30-45 Modules constructed and being populated by 2029 (approximately 6%-8% of the US beef market) with further expansion thereafter. Bion’s current goal is that its Gen3Tech platform will be utilized to produce 33% of the verifiable “sustainable beef” category at the end of the period (which will equal approximately 2 million cattle annually)(45 Modules).

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

Sustainable Organic Beef

Bion believes it has a unique opportunity to produce, at scale, affordable corn-fed organic beef that is also certified as sustainable. In addition to the sustainable practices described above, organic-sourced beef cows would be finished on organic corn, which would be produced using the ammonia nitrogen fertilizer captured by the Gen3Tech platform. Bion believes its meat products will meet consumer demands with respect to sustainability and safety (organic) and and also provide the tenderness and taste American consumers have come to expect from premium conventional American beef that has been missing in current organic beef products. Such products are largely unavailable in the market today. We believe Bion’s unique ability to produce the fertilizer needed to grow a supply of relatively low-cost organic corn, and the resulting opportunity to produce organic beef, will dramatically differentiate us from potential competitors. This organic opportunity is dependent on successfully establishing Bion’s fertilizer products as acceptable for use in organic grain production.

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

Fertilizer (Organic and ‘ClimateSmart’) Listing/Certification Process

The Company has focused a large portion of its activities on developing, testing and demonstrating the 3rd generation of its technology and technology platform (“Gen3Tech”) with emphasis on increasing the efficiency of production of valuable co-products from the waste treatment process, including ammonia nitrogen in the form of low carbon and/or organically certified soluble nitrogen fertilizer products. The Company’s low concentration ammonium bicarbonate liquid product successfully completed its Organic Materials Review Institute (“OMRI”) application and review process with listing approval during May 2020. During the next 3-4 months the Company intends to file applications with OMRI and the California Department of Food & Agriculture (“CDFA”) for a line of higher concentration liquid ammonium nitrogen products (ranging from 6% up to 16% (or higher)) based on production of liquid samples during operation of the Initial Project over the next 2 months. The Company anticipates applying for and obtaining one or more listings/certifications for higher concentration products in our liquid ammonium nitrogen fertilizer line well prior to operational dates for the Company’s initial large-scale JV Gen3Tech Sustainable Beef Projects. See Fertilizer: Organic and ‘ClimateSmart’ below.

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

Bion believes that the Kreider 2 Project and/or subsequent Bion Projects in PA and the Chesapeake Bay Watershed will eventually generate revenue from the sale of: a) nutrient reductions (credits or in other form), b) renewable energy (and related credits), c) sales of fertilizer products, and/or d) potentially, in time, credits for the reduction of greenhouse gas emissions, plus e) license fees/premiums related to a ‘sustainable brand’. The Covid-19 pandemic has delayed legislative efforts in Pennsylvania needed to commence its development. However, the Company has had ongoing dialogue with the regional EPA office and the Chesapeake Bay Program Office regarding the potential of the Company’s Gen3Tech Kreider2 Project (and other potential projects) to enable Pennsylvania to move forward toward meeting its Chesapeake Bay clean-up goals. We believe that the potential market is very large, but it is not possible to predict the exact timing and/or magnitude of these potential markets at this time.

Technology Deployment: Bion Gen3Tech

Widespread deployment of waste treatment technology, and the sustainability it enables, is largely dependent upon generating sufficient additional revenues to offset the capital and operating costs associated with technology adoption. Bion’s Gen3Tech business platform has been developed to create opportunities for such augmented revenue streams, while providing third party verification of sustainability claims. The Gen3Tech platform has been designed to maximize the value of co-products produced during the waste treatment/recovery processes, including pipeline-quality renewable natural gas (biogas) and commercial fertilizer products (approved for organic production and/or ‘ClimateSmart’ certified). All processes will be verifiable by third parties (including regulatory authorities and certifying boards) to comply with environmental regulations and trading programs and meet the requirements for: a) renewable energy and carbon credits, b) organic and/or ‘ClimateSmart’ certification of the fertilizer coproducts and c) USDA PVP certification of an ‘Environmentally Sustainable’ brand, and d) payment for verified ecosystem services. The Company’s first patent on its Gen3Tech was issued during 2018. In August 2020, the Company received a Notice of Allowance on its third patent which significantly expands the breadth and depth of the Company’s Gen3Tech coverage, and the Company has additional applications pending and/or planned.

Bion’s business model and technology platform can create the opportunity for joint ventures s (in various contractual forms) (“JVs”) between the Company and large livestock/food/fertilizer industry participants based upon the supplemental cash flow generated by implementation of our Gen3Tech business model, which cash flows will support the costs of technology implementation (including servicing related debt). We anticipate this will result in substantial long term value for Bion. In the context of such JVs, we believe that the verifiable sustainable branding opportunities (conventional and organic) in meat will represent one of the largest enhanced revenue contributors provided by Bion to the JVs (and Bion licensees). The Company believes that the largest portion of its business with be conducted through such JVs, but a material portion may involve licensing and or other approaches.

In parallel with technology development, Bion has worked (which work continues) to implement market-driven strategies designed to stimulate private-sector participation in the overall U.S. nutrient and carbon reduction strategy. These market-driven strategies can generate “payment for ecosystem services”, in which farmers or landowners are rewarded for managing their land and operations to provide environmental benefits that will generate additional revenues. Existing renewable energy credits for the production and use of biogas are an example of payment for ecosystem services. Another such strategy is nutrient trading (or water quality trading), which will potentially create markets (in Pennsylvania and other states) that will utilize taxpayer funding for the purchase of verified pollution reductions from agriculture (“nutrient credits”) by the state (or others) through competitively-bid procurement programs. Such credits then can be used as a ‘qualified offset’ by an individual state (or municipality) to meet its federal clean water mandates at significantly lower cost to the taxpayer. Market-driven strategies, including competitive procurement of verified credits, are supported by U.S. EPA, the Chesapeake Bay Commission, national livestock interests, and other key stakeholders. Legislation in Pennsylvania to establish the first such state competitive procurement program passed the Pennsylvania Senate by a bi-partisan majority during March 2019 but has not yet crossed other hurdles required for actual adoption. The Covid-19 pandemic and related financial/budgetary crises have slowed progress for this and other policy initiatives and, as a result, it is not currently possible to project the timeline for completion (or meaningful progress) of this and other similar initiatives (see discussion below).

The livestock industry and its markets are already changing. With our commercial-ready technology and business model, Bion believes it has a ‘first-mover advantage’ over others that will seek to exploit the opportunities that will arise from the industry’s inevitable transformation. Bion anticipates moving forward with the development process of its initial commercial installations utilizing its Gen3Tech, during the current 2024 calendar year. We believe that Bion’s Gen3Tech platform and business model can provide a pathway to true economic and environmental sustainability with ‘win-win’ benefits for at least a premium sector of the livestock industry, the environment, and the consumer, an opportunity which the Company intends to pursue.

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

Nitrate-contaminated groundwater is of growing concern in agricultural regions nationwide, where it has been directly correlated with nutrient runoff from upstream agricultural operations using raw manure as fertilizer. Pennsylvania, Wisconsin, California and Washington, and others, now have regions where groundwater nitrate levels exceed EPA standards for safe drinking water. High levels of nitrate can cause blue baby syndrome (methemoglobinemia) in infants and affect women who are or may become pregnant, and it has been linked to thyroid disease and colon cancer. EPA has set an enforceable standard called a maximum contaminant level (MCL) in water for nitrates at 10 parts per million (ppm) (10 mg/L) and for nitrites at 1 ppm (1 mg/L). Federal regulations require expensive pretreatment for community water sources that exceed the MCL; however, private drinking water wells are not regulated, and it is the owners’ responsibility to test and treat their wells. Additionally, groundwater flows also transport this volatile nitrogen downstream where, along its way, it intermixes with surface water, further exacerbating the runoff problem. Like atmospheric deposition, the current conservation practices relied on to reduce agricultural runoff are largely bypassed by this subsurface flow.

Nitrogen and ammonia are also global concerns, with a growing number of harmful algae blooms and recurring dead zones across the world. In the EU, a nitrogen cap has been established that has led to political and social unrest, especially in Ireland and the Netherlands, where farmers are faced with culling their dairy and swine herds by as much as 50 percent. The ability to capture and stabilize their ammonia, so that it can be easily transported away from regions where it is not wanted and then precision applied where and when needed, could have a profound impact on the agricultural economies of these countries that export the majority of the dairy and pork products they produce.

Additionally, in arid climates, such as California, airborne ammonia emissions from livestock manure contribute to air pollution as a precursor to PM2.5 formation, small inhalable particulate matter that is a regulated air pollutant with significant public health risks. Whether airborne or dissolved in water, ammonia can only be cost-effectively controlled and treated at the source-- before it has a chance to escape into the environment where it becomes extremely expensive to ‘chase’, capture and treat. While not regulated yet, there have been ongoing discussions between the US EPA and the California Air Resources Board (CARB) what potential ammonia regulation might encompass. However, as above, California is moving forward with changes to how it deals with nitrates.

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

Chronic droughts in the west have also impacted the long-term sustainability of some beef herds. Relocation of some beef cattle feeding locations may be required. Access to clean water is an issue of concern that is rising in the world of risks on the ranch.

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

A key attribute of Bion’s 2G Tech (now supplanted by our Gen3Tech) was that nutrient and other pollution reductions could be measured, providing a level of verification on par with a municipal wastewater treatment plant, which created the opportunity for the nutrient reductions to be used as “qualified offsets” to EPA-mandated requirements. While it was an engineering success, Kreider 1 has failed financially because the 2G Tech platform was almost wholly dependent for revenue from anticipated demand for nutrient credits, based on PA’s mandated nitrogen reductions under the Chesapeake Bay Strategy and their proposed nutrient trading program that did not materialize. Bion began development of its Gen3Tech platform when it became apparent there was significant opposition to the PA trading program (and private sector participation in clean water activities, generally) from entrenched clean water interests. The Company is no longer implementing Projects based on its 2G Tech and the Kreider 1 project has been shut down.

Bion’s Gen3Tech was developed to avoid the dependence of our 2G Tech systems on the sale of water quality trading credits in order to develop profitable projects. The Gen3Tech platform has been designed to maximize revenues from co-products, including biogas and fertilizer products, achieve premium pricing from USDA PVP-certified ‘environmentally sustainable’ retail branding of the animal protein products it supports, as well as generate verified credits for still-developing water quality trading programs. The first patent on the Gen3Tech was filed in 2015 for an ammonia recovery process that produces ammonium bicarbonate (a commercial fertilizer) without external chemical additives, thereby providing the basis for organic certification. A Notice of Allowance from the US Patent and Trademark Office (“USPTO”) was received during August 2018 related to this patent application and the patent was subsequently issued. Since July 2017 Bion has filed for extensions of this patent application to provide broadened protections and to cover improvements to the process developed in the interim. During August 2020 the Company received a Notice of Allowance’ for our third patent related to our Gen3Tech and additional related applications are pending and/or planned (See “Patents”.) The Gen3Tech platform incorporates Bion’s patented and proprietary technology which utilizes existing commercial evaporation and distillation process equipment (with decades of reliability and service history) that is customized for Bion’s specific applications.

Gen3Tech Platform

Our Gen3Tech platform is the basis for a JV business model with four primary distinct revenue streams: 1) pipeline quality renewable natural gas and related carbon and other environmental credits, 2) premium fertilizer products: organic and ‘ClimateSmart’, 3) nutrient reduction credits, and 4) premium pricing/license fees for verifiably sustainable, USDA PVP-certified ‘Environmentally Sustainable’ branded meat at the retail level. Carbon and nutrient credit revenues will be supported by third-party verification of the waste treatment processes that simultaneously capture methane and nutrients, while producing renewable energy and fertilizer products from them with relatively limited incremental cost to Bion. The same verified data will also provide the backbone for the USDA PVP-certified sustainable brand, again with limited incremental cost.

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

2)	Fertilizer: Organic and ‘ClimateSmart’: The Company has focused a large portion of its activities on developing, testing and demonstrating the 3rd generation of its technology and technology platform (“Gen3Tech”) with emphasis on increasing the efficiency of production of valuable co-products from the waste treatment process, including ammonia nitrogen in the form of low carbon and/or organically certified soluble nitrogen fertilizer products. The Company’s low concentration ammonium bicarbonate liquid product successfully completed its Organic Materials Review Institute (“OMRI”) application and review process with listing approval during May 2020. During the next 3-4 months the Company intends to file applications with OMRI and the California Department of Food & Agriculture (“CDFA”) for a line of higher concentration liquid ammonium nitrogen products (ranging from 6% up to 16% (or higher)) based on production of liquid samples during operation of the Initial Project over the next 2 months. The Company anticipates applying for and obtaining one or more listings/certifications for higher concentration products in our liquid ammonium nitrogen fertilizer line well prior to operational dates for the Company’s initial large-scale JV Gen3Tech Sustainable Beef Projects.

Additionally, the Company intends to explore the market potential for its fertilizer (in liquid and/or solid forms) to be a verifiably ‘ClimateSmart’ product (potentially a much larger market than the organic market) with focus on higher value specialty crops. This will require working with industry and academic entities to develop appropriate metrics and producing a ‘life cycle assessment’ (LCA) for Bion’s ammonium nitrogen fertilizer product which can be compared to conventional nitrogen fertilizer products. Bion’s processes will capture and utilize CO2 in the waste stream (including CO2 produced with the renewable natural gas (RNG) by anaerobic digestion that is usually vented to the atmosphere) as stabilizing agent thereby potentially creating carbon offsets compared to natural gas utilized as feedstock in chemical ammonia production which reduction will be reflected in the LCA. This LCA will assess environmental impacts associated with fertilizer production in support of the beef cattle supply chain for both the existing conventional approach (primarily fossil fuel-based Haber-Bosch production methods) and the largely decarbonized Bion production approach. We believe a series of coincident yet significant LCA benefits accrue from Bion’s patented fertilizer production approach including the reduced loss of ammonia to the environment via air (volatilized) and water (nitrate in groundwater) pathways, recycled/reused water, elimination of pathogens, the production of renewable natural gas, the production solar energy from photovoltaic panels on barn roofs, enhanced animal welfare practices and reduced animal husbandry risks from extreme weather events. Bion believes that current evaluations of the carbon impact from feedlot operations materially underestimate the negative impacts because existing models do not properly include significant ‘downstream’ carbon impacts of required energy intensive waste water treatment for re-deposited ammonia nitrogen. If the Company determines there is a significant ‘ClimateSmart’ opportunity for our fertilizer products, such an LCA can be completed (based in part on data from the Initial Project) and support marketing efforts well prior to operational dates for the Company’s initial large scale JV Gen3Tech projects.

Ammonium bicarbonate, manufactured using thermal and mechanical processes, has a long history of use as a fertilizer. In addition to liquid ammonium nitrogen fertilizer, Bion’s Gen3Tech is capable of recovering nitrogen in the form of solid ammonium bicarbonate products containing up to 18%-22% (or higher) nitrogen in a crystalline form that is easily transported (while producing liquids with various percentages of ammonium bicarbonate nitrogen during interim stages of the process). This solid product is water soluble and provides a readily available nitrogen source for crops. It will contain virtually none of the other salt, iron and mineral constituents of the livestock waste stream that often accompany other organic fertilizers. This product is being developed to fertilizer industry standards so that it that can be precision-applied to crops using existing equipment. Bion believes that this product will potentially have broad applications in the production of organic and/or ClimateSmart grains for livestock feed, row crops, horticulture, greenhouse and hydroponic production, and potentially retail lawn and garden products.

The ammonium bicarbonate products (liquid and solid) produced by Bion’s Gen3Tech platform will enjoy a dramatically lower carbon footprint than synthetic nitrogen fertilizers. Much of the reactive nitrogen captured and upcycled into our fertilizer products was going to be lost through volatilization and runoff, and that loss would generally need to be offset with a synthetic nitrogen fertilizer, such as anhydrous ammonia or urea. These synthetic nitrogen products are produced through the Haber-Bosch (and other) synthetic processes, which converts hydrogen and atmospheric nitrogen to ammonia, with methane from fossil fuels as the energy source. It is an extremely energy-intensive process with a carbon footprint that, while not yet fully understood, is widely accepted to by very large. While a complete Life Cycle Assessment (LCA) of carbon impacts from synthetic fertilizer production is not yet available, according to the Institute for Industrial Productivity, its production alone is responsible for approximately 1 percent of total global CO2 emissions. To the extent that Bion can capture and repurpose the nitrogen traditionally lost from livestock waste, that carbon cost will no longer need to be paid by the environment/climate.

Applications for our first solid form of concentrated ammonia, soluble nitrogen fertilizer product line were filed with OMRI (filed during May 2021) and CDFA (filed during May 2022) without success to date. After an extended review processes (which was largely opaque), the OMRI application proceeded through multiple stages without receiving a positive result. We have initiated an informal dialogue with CDFA regarding the basis for and re-consideration of its initial negative determination and anticipate submitting additional supporting materials to CDFA during the next 30 days. The Company’s solid product line is novel (in the context of organic certification) in part due to the fact that no formal listing category currently in the organic space for a solid form of concentrated ammonia, soluble nitrogen fertilizers and there is no clear guidance at present from internal policy manuals on how to categorize this product and the process that produces it. There is also no clear guidance at present from either the NOP or the National Organic Standards Board (“NOSB”) (which is currently involved in a related review and recommendations process regarding ‘high nitrogen liquid fertilizers’ derived from ammonia from manure). The Company and its representatives, along with a number of other organic fertilizer stakeholders, are involved in discussions regarding resolution of these matters at all three levels. The Company intends to continue efforts to obtain listing/certification for its solid nitrogen fertilizer line over the course of this fiscal year.

To provide a first level degree of clarity regarding organic approvals and the processes/procedures involved, Bion believes that the initial OMRI approval is of importance, because our other ammonium nitrogen organic products will produced by using the very same technology platform (our Gen3Tech). Note that there are different layers to the U.S. organic program and that fertilizers do not get ‘certified’ as organic, per se. Rather, they are evaluated to determine if they are acceptable for ‘use in organic production’.

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

The Company believes that organic approvals for its products will: a) provide access to substantially higher value markets compared to synthetic nitrogen products, and/or b) allow its products to be utilized in growing of organic feed grains to be consumed by livestock raised in JVs which will be sold as organic. Based on preliminary market surveys to date, we believe that existing competing organic fertilizer products in both liquid and granular form are being sold presently at price points significantly greater than Bion’s projected cost and projected pricing. We also believe that livestock products from animals raised with feed grains grown using Bion organic ammonium bicarbonate fertilizer products (and that otherwise qualify) will receive organic approvals. It is anticipated that the Company will continue to seek approvals for such products during the balance of the current fiscal year and will commence JVs that undertake initial production and marketing of such products during the 2024 calendar year.

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

The Kreider Poultry JV project (“Kreider 2” or Kreider Poultry”) (discussed below) is an example of such a Retrofit Project.

c)    Technology licensing and/or joint venture opportunities internationally and in the U.S. for post-anaerobic digester: a) dairy applications, and b) treatment of organic waste streams from food waste, food processing waste, biofuels, and other organic waste streams whose processes include anaerobic digestion to produce renewable energy.

In each category (but especially in categories a) and b)) above, the Company intends to directly participate (whether by joint venture agreement or other contractual arrangements) in the revenues of the Retrofits and Projects.

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

At this time, our primary focus is on categories a) and b) above, using our Gen3Tech to develop new (or expanded) large-scale Projects with strategic partners (including the Kreider 2 Project) on a joint venture (or other participating contractual form) basis----but we have engaged in preliminary discussions concerning opportunities described in category c). Bion’s business model opens up the opportunity for JVs in various forms, based upon the revenue generated by our Gen3Tech platform from nutrient reductions, fertilizer co-products and renewable natural gas (which revenue streams will be secured through long term take-off agreements for each of these co-products) providing initial support for financing of required capital expenditures (whether equity or debt). We anticipate that these revenue streams will be supplemented by revenue realized from long-term premium pricing resulting from the sustainable branding opportunity. We believe that, over time, the branding opportunity may provide the single largest contribution to the overall economic opportunity enabled by Bion’s Gen3Tech platform and business model.

Initial Project: Gen3Tech Demonstration Facility

During the 2021 fiscal year, Bion completed a series of core optimization trials of its Gen3Tech platform that were required to move forward with its initial commercial scale Gen3Tech project. See discussion of the Initial Project above.

Sustainable/Organic Corn-Finished Beef Opportunity

It is likely that one of the LOI Projects discussed above will be the first Bion Gen3Tech project in this category.

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

Beef production is the most challenged sector of the livestock industry, due to its size and inability, as currently structured, to respond to growing consumer concerns related to sustainability and food safety. The beef industry is highly fragmented, and it is designed to produce multiple levels of commodity products (without any significant pricing premiums) that are graded based on marbling (fat) that determines taste and tenderness. Further, during its several decades of growth, the industry has avoided significant environmental regulation, and instead, has externalized its environmental costs by returning its waste to crop fields, where much of it is ‘flushed’ downstream. Today, however, consumer demand is shifting to products that are more sustainable, regarding carbon footprint, impacts to air and water, and other metrics. The result has been an opening for disruptive startups, including Beyond Meat and Impossible Foods, that are backed by large institutional investors and offer plant-based (in part) meat substitutes. The CEO of Impossible Foods has made bold claims that the $100B-plus (U.S. alone) meat industry will be obsolete in 15 years (before the ‘alt meat’ boom flattened). Bion disagrees --- but such competition provides and highlights opportunities for us.

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

‘Sustainable’ and ‘organic’ are two separate and distinct designations and represent different markets and consumers. While the markets and consumer demographics may overlap, it is assumed for purposes of Bion’s analysis and planning that the market for sustainable beef will be substantially larger but command a smaller pricing premium; while the market for organic will be smaller but command a substantially larger premium and be costlier to produce. Note that in the sustainable and organic markets targeted by Bion, ‘corn-finished’ is a constant. Bion believes, and the market has demonstrated, that delivering the same taste and texture that consumers expect in American beef and other meat products is a key to successful market acceptance, within both the sustainable and sustainable organic markets. The success of grass-fed/organic ground beef vs that of grass-fed/organic steaks demonstrates that palatability, as well as price, is a key criterion in whether a consumer chooses sustainability. Bion’s Gen3Tech platform supports production of beef products that check all the boxes: sustainable, expected taste/texture, and affordable.

Bion believes there is an opportunity, without the need to ‘reinvent’ the beef production supply chain, to provide at least a premium segment of the market with an affordable product that satisfies consumers’ sustainability concerns. Further, we believe that the opportunity is large in scope and of sufficient duration and potential economic upside to warrant the investment of significant capital and resources. Our anticipated project development timeline can potentially allow us and our JV partners to be first to market with a sustainable/organic beef product at scale. The ability to deliver a large supply of a consistent product will be critical to the large retail distribution partners Bion will seek to include in its JVs. Our first/early-mover advantage should allow us to capture a significant portion of the early adopters in what market studies indicate is a potentially large, and essentially unserved, market.

In parallel with the beef demonstration project described above, we continue to move forward with preliminary pre-development work on a JV to build a large-scale state-of-the-art beef cattle feeding operations in the Midwest U.S. Such projects will be developed to produce a supply of corn-fed beef that is a mixture of both USDA PVP-certified sustainable and sustainable-organic brands. One of the three LOIs (Ribbonwire/Olson/DVG )(discussed above), representing the first fruition of this initiative, will most likely be our first large scale sustainable beef JV with development commencing during the 2024 calendar year.

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

At present, there is essentially no traceable and verifiable ‘sustainable beef’ available to the US market except for niche products. In response to consumer demand for transparency and sustainability, Bion expects the meat industry in general, and beef specifically, to evolve towards using new technologies to deliver these attributes in their products. While we anticipate a faster adoption of tracking, verification and sustainability technologies in other perishable food categories like produce and dairy due to their shorter product cycles (and related harvest and production techniques), meat industry leaders have also announced their willingness to move forward with initiatives in this area. Many companies have announced ‘sustainability’ initiatives but most appear to consist largely of ‘greenwashing’ marketing commitments rather than substantive undertakings at this date. Note, however, that Tyson’s Brazen beef initiative (which was announced during March 2023) may develop into a substantive competitive factor in the sustainable beef marketplace. Bion predicts that within approximately five years, consumers will be able to track and verify claims including sustainability on 25% (or more) of the products merchandised in the meat department. Bion believes that the retail market share of verifiably sustainable beef in the US will approach 7-10 % within three (3) years (end of 2026) and 25% in five (5) years (end of 2028) (approximately 6-7,000,000 cattle annually) (and more thereafter). If Bion can successfully execute on its sustainable beef business plan (which is subject to many contingencies), we believe that JV facilities utilizing Bion’s Gen3Tech platform will supply one-third (1/3) or more of that of the premium market segment (and a higher portion of meat that is actually traceable and verifiably sustainable). Our goal is to have multiple sustainable beef projects under development (within 3-5 distinct JVs) by the end of our 2025 fiscal year. Our first commercial project is likely to be one of our current LOI Projects but we anticipate commencing development of additional sustainable beef projects during the current fiscal year as well. Our current target is to have at least three (3) facility modules (15,000 head per module)(“Modules”) in development and/or under construction during 2024 in three (3) different JVs with the initial barns being populated with livestock during 2025. Further expansion in the number of distinct JVs is projected through 2026-7 aiming at 5-10 JVs in process --- each of which JVs will be pursuing development of multiple Modules with targets of 12-15 populated Modules by the end of 2026 (approximately 2%-3% of the US beef market) and 30-45 Modules constructed and being populated by 2029 (approximately 6%-8% of the US beef market) with further expansion thereafter. Bion’s current goal is that its Gen3Tech platform will be utilized to produce 33% of the verifiable “sustainable beef” category at the end of the period (which will equal approximately 2 million cattle annually)(45 Modules).

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

Policy Change is Coming

Because Bion believes that policy change is coming, we continue to work with an array of stakeholders, including national representatives of the livestock industry, to support establishing new market driven strategies to allow the private sector, including the livestock industry, to provide low-cost large-scale verifiable solutions to our Nation’s clean water challenges. There are many states that face similar (or worse) to Pennsylvania’s livestock waste-related pollution issues, and they will be forced to adopt new strategies, as well. In the face of a growing problem that will only be exacerbated by climate change, it will be necessary to go beyond status quo solutions or risk losing the ecosystems that comprise many of our watersheds and estuaries.

When competitively-bid markets for nutrient reductions (and/or other forms of payment for ecosystem services that will allow us to monetize environmental benefits) become fully established, Bion anticipates a robust opportunity to use its Gen3Tech-based platforms to retrofit both existing CAFOs and equip new large-scale livestock facilities (“Projects”) which will generate the supplemental revenue needed to profitably afford technology implementation from sales of verified nutrient reduction credits.

Bion's Gen3Tech can provide a solution to a significant portion of the livestock problem discussed above, because it upcycles the nutrients, providing a pathway to export and precision apply them when and where needed, which prevents the uncontrolled release to the environment of most of the nutrients from the CAFO waste stream. Treatment costs are offset by recovering a substantial portion of those nutrients for value-added commercial utilization.

Our technology platform largely eliminates ammonia emissions, other substantial greenhouse gas emissions, odors and other harmful air pollutants. Additionally, the platform destroys virtually all pathogens in the waste stream that have been linked to foodborne illnesses and growing antibiotic resistance. Similar to point-source treatment, such as provided by an industrial or municipal wastewater treatment plant, the performance of Bion’s technology platform can be precisely monitored, measured and quantified (in contrast to the modeled, in-exact - and so far, disappointing - results from modeled BMPs). Third-party data from our facilities can provide the basis for verified environmental credits, and related revenues, as well as sustainable branding claims.

In contrast, the current clean water strategy being utilized in the U.S. is clearly failing, because it doesn’t adequately address waste from agriculture. A lot of U.S. crops are now fertilized with raw, untreated manure. However, approximately 80 percent of the nitrogen in that manure is not utilized by the plants being fertilized but rather ‘escapes’ to contaminate the environment through various pathways. Because livestock waste is one of the largest contributors to nutrient problems in certain watersheds, livestock waste treatment can be the source of the low-cost solution for such problems – if the waste is treated upstream at (or close to) the source of production. Manure control technologies, applied to large scale facilities where concentration and scale enable cost-effective cleanup, can potentially offer the lowest cost nutrient solutions available in most watersheds today. More than 80 percent of U.S. livestock production takes place on large-scale facilities, where cost-effective treatment can be implemented. There is no longer any real question regarding whether such facilities need to be cleaned up. The actual question for public policy concerns is developing sources of new revenues which will enable the livestock industry to offset the implementation costs for the cleanup.

Despite trends toward concentration in segments over the last several decades, the U.S. animal-protein industry, particularly beef, remains (in large part) a fragmented, low-margin commodity business without effective integrated efforts toward either environmentally or economically sustainable production. Cleaning it up will have to be orderly and contain a path to sustainability that does not cause U.S. food costs to spike or bankrupt the industry. This will require treatment sufficient to remove the volume of nutrients in excess of crop requirements. Because the global export market represents a significant part of the U.S. livestock production industry, direct increases in federal regulation without offsetting revenues would likely create costs that could not be absorbed by the industry in a manner that would allow it to remain competitive in international markets. Selective state regulation would have a similar chilling effect within the U.S., since regulated producers in one state would be unable to compete with unregulated producers in adjoining states. Subsidies and/or new revenue sources are required.

Bion believes that reallocating some part of the approximately $110 billion in existing U.S. taxpayer-funded clean water spending to lower-cost alternative solutions in agriculture (including competitively-bid nutrient reduction procurement) is inevitable. It will provide the taxpayer with accelerated and substantially lower-cost (and verified) air and water quality solutions compared to current strategies. If Bion’s technology is implemented in appropriate situations, it will provide the livestock industry with the recurring revenues that are needed to offset the costs of technology adoption without major disruption to the industry. To date, a wide range of entrenched interests have opposed and fought policy change that might reallocate clean water spending to more cost-effective alternatives; but this common-sense approach is being accepted by a widening group of stakeholders.

NOTE, THAT THE COVID-19 PANDEMIC AND RESULTANT ECONOMIC CRISES AND BUDGETARY CONSTRAINTS APPEAR TO HAVE DELAYED POLICY INITIATIVES RELATED TO THESE MATTERS AT BOTH THE STATE AND FEDERAL LEVELS. AS A RESULT, IT IS NOT CURRENTLY POSSIBLE TO REASONABLY PROJECT A TIMETABLE FOR ADOPTION OF THE POLICY CHANGES DISCUSSED HEREIN.

However, Bion believes that some opportunity exists at the federal level in the projected infrastructure spending to create funding for climate and environmental initiatives. For example, the recently passed Inflation Reduction Act includes provisions that may provide up to a 30% federal tax credit to partially offset costs of adoption of environmental technologies such as AD and Bion’s Gen3Tech waste treatment technology. Such an incentive, if available (of which there is no assurance), would materially impact JV project economics (including the Dalhart Project and the Kreider 2 project). Further, we believe that AD projects will ultimately be required to utilize ammonia control technologies, since ammonia emissions are an area of increasing concern, and AD exacerbates the release of ammonia from the organic waste stream.

Note that a bipartisan 2013 Pennsylvania legislative study projected that creating a competitive bidding program to procure verified nitrogen reductions to meet federal Chesapeake Bay mandates, regardless of source, could reduce the state’s tax- and ratepayer-funded compliance costs by up to 80 percent (approximately $1.5B annually). The legislative study was updated in 2018 to reflect new policies. The updated report projected savings of up to 90 percent. As discussed in the original study, much of the savings were due to low-cost high-impact manure control projects (Bion’s technology figured prominently in the report).  Senate Bill 575, which was supported by legislative leadership, national livestock interests and other key stakeholders (and is consistent with US EPA policies), which would have established a competitive procurement program and unlock some of these opportunities in PA was passed during June 2019 by the Pennsylvania Senate voted 33 to 17 but one effect of the Covid-19 pandemic crisis has been that PA funding for new initiatives is largely ‘on hold’ at the present time. Bion anticipates that after passage of a similar bill in the future (of which there is no assurance), PA will establish a competitively-bid market for nutrient credits within twelve months after legislative passage and being signed into law by the Governor. See “Pre-Gen3Tech: Chesapeake Bay Watershed: Kreider Farms Projects/Pennsylvania Initiatives” below for discussion of the history and status of matters in PA.

In a 2017 Letter of Expectation to PA’s Department of Environmental Protection, US EPA demonstrated its support of a procurement strategy to engage the private sector - as long as the Credits are verified. It is noteworthy that US EPA and national livestock industry representatives agree on this strategy. Such a procurement strategy is also consistent with USDA and EPA support of ‘Private Partnerships’ and OMB’s guidance that supports acquiring verified results vs. financing projects with uncertain outcomes and taxpayer risks. Not surprisingly, the primary opponents of this strategy are the entrenched interests of the clean water status quo, although how much longer they can avoid accountability for a failing strategy remains to be seen.

We believe that such strategies that may be developed in Pennsylvania and the Chesapeake Bay, if implemented, are likely to serve as a model for the 40 other states now seeking solutions to similar water quality problems. Today, most states face a similar issue---unfunded federal clean water mandates. Pennsylvania’s proposed competitive bidding program provides an opportunity to significantly reduce the cost to PA (and a model for other states to utilize in the future) in meeting such mandates.

Going Concern:

The Company’s audited financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and incurred a net income of $8,291,000 for the year ended June 30, 2022 and a net loss of approximately $3,189,000 during the year ended June 30, 2023. The net income for the year ended June 30, 2022 was largely due to a one-time, non-cash event of the dissolution of PA-1 resulting in a gain of approximately $10,235,000 as well as a one-time gain of $902,000 from the sale of the Company’s ‘biontech.com’ domain pursuant to a purchase agreement during the period. At June 30, 2023, the Company has a working deficit and a stockholders’ equity of approximately $968,000 and $4,194,000, respectively. During the year ended June 30, 2023 the Company had debt modifications that resulted in a reduction of debt of $3,522,000 and an increase in equity in the same amount. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

See ‘HISTORY, BACKGROUND AND CURRENT ACTIVITIES’ above.

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

The Kreider 2 poultry waste treatment facility in PA may be one of our initial Gen3Tech Projects outside of the sustainable beef segment. However, Bion intends that it will select a site for the Kreider 2 Project and/or its initial Integrated Project (and possibly additional Projects) only after PA adopts a competitively-bid nutrient reduction Credit purchase program (see discussion above and below).

CORPORATE BACKGROUND

The Company is a Colorado corporation organized on December 31, 1987. Our principal executive offices are located in the home offices of our senior executives. Our primary administrative office is now located at the residence of our Office Manager at 9 East Park Court, Old Bethpage, New York 11804, at which location most of the Company’s physical records and central computer reside. Our primary telephone number is 516-586-5643. We have no additional offices at this time as all employees and primary consultants work from their home offices.

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

RECENT FINANCINGS

Sales of Common Stock during 2023 and 2022 Fiscal Years

During the year ended June 30, 2023 the Company entered into subscription agreements to sell units for $1.00 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $1.25 per share with an expiry date of 12/31/2023, and pursuant thereto, the Company issued 346,230 units for total proceeds of $346,230.

During the year ended June 30, 2023 the Company entered into subscription agreements to sell shares for $1.00 per share and pursuant thereto, the Company issued 2,000,000 of the Company’s restricted common stock for total proceeds of $2,000,000.

During the year ended June 30, 2023 the Company entered into subscription agreements to sell units for $1.60 per unit, with each unit consisting of one share of the Company’s restricted common stock and one-half warrant to purchase shares of the Company’s restricted common stock for $2.40 per share with an expiry date of 6/30/2024 and pursuant thereto, the Company issued 975,000 units for total proceeds of $1,560,000, net proceeds of $1,473,600 after commissions of $86,400.

During the year ended June 30, 2023, 175,114 warrants were exercised to purchase 175,114 shares of the Company’s common stock at $0.75 per share for total proceeds of $131,335.

During the year ended June 30, 2023 Mark Smith elected to convert $50,000 of his 2020 Convertible Obligation into 100,000 units at $0.50 per unit (pursuant to the 2006 Consolidated Incentive Plan) with each unit consisting of one share of common stock and one warrant to purchase one share of the Company’s stock for $0.75 per share until 12/31/2024.

During the year ended June 30, 2023 Mark Smith elected to convert $99,889 of his Adjusted 2020 Convertible Obligation into 1,055,906 units at $0.0946 per unit (pursuant to the 2006 Consolidated Incentive Plan) with each unit consisting of one share of common stock and one warrant to purchase one share of the Company’s stock for $0.75 per share until March 2026.

During the year ended June 30, 2023 Mark Smith elected to convert $36,573 of his Adjusted 2020 Convertible Obligation into 386,608  units at $0.0946 per unit (pursuant to the 2006 Consolidated Incentive Plan) with each unit consisting of one share of common stock and one warrant to purchase one share of the Company’s stock for $0.75 per share until March 2026.

During the year ended June 30, 2023 the Company issued 82,259 shares for services of $130,000.

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

COMPETITION:

There are a significant number of potential competitors in the industries in which Bion is working, including livestock waste treatment, renewable energy production, and the production of sustainable beef products.

There are a host of competitors working in the livestock waste treatment space. One efficient way to assess competition in these spaces is to review the Newtrient, LLC catalogue which is produced by an organization created by the dairy industry to help farmers, technology providers, manure-based product developers and other stakeholders assess manure related challenges and opportunities. Many of the technologies reviewed by and organized by Newtrient in their catalog, such as Bion, address manure streams in addition to dairy. The potential competition has increased with the growing governmental and public concern focused on pollution due to CAFO wastes.  Waste treatment lagoons which depend on anaerobic microorganisms ("anaerobic lagoons" or “ADs”) are the most common traditional treatment process for animal waste on large farms within the swine and dairy industries.  Additionally, many beef feedlots, poultry facilities and dairy farms simply scrape and accumulate manure for later field application. Both lagoon and scrape/pile manure storage approaches are coming under increasing regulatory pressure due to associated odor, nutrient management and water quality issues and are facing possible phase-out in some states.

Although we believe that Bion’s comprehensive solution is the most economically and technologically viable solution for the current problems, other alternative (though partial) solutions do exist, including, for example, synthetic lagoon covers (which are placed on the top of the water in the lagoon to trap the gases), stand-alone ADs (a tank which uses anaerobic microorganisms to break down the waste to produce methane), multistage and solids separators (processes which separate large solids from fine solids), as well as various thermal waste-to-energy technologies.  Additionally, many efforts are underway to develop and test new technologies.

There is a growing industry associated with the production of fertilizer products produced from nutrients captured in CAFO manure streams. Many technology firms, including Bion, have figured out how to generate nonsynthetic products which are certified for organic production, which enables a higher valuation. Bion and its competitors are working hard to improve the production efficiency of these products while reducing production costs. Bion, as documented in its patents, has invented a non-synthetic process to produce ammonium nitrogen fertilizer in solid and liquid forms. To our understanding, no other manure nutrient technology firm has figured out a way to match our development of a solid ammonium nitrogen fertilizer.

Competition in the renewable energy generation space is growing in the agricultural sector, predominantly from the growth in anaerobic digestion (AD) projects designed to reduce odors and generate revenues from captured energy and reduced carbon footprints. AD projects are primarily associated with the dairy sector as the manure is mostly already captured and therefore there are minimal infrastructure projects required to add on AD technology. We intend to evaluate the use of our technology as a ‘bolt-on’ behind dairy ADs once we have complete date from our Initial Project. Therefore, such ‘competitors may be turned into customers for Bion. W We are predominantly focused on generating AD projects at beef cattle finishing operations, an area in which very few ADs have been implemented. There is not much competition in that space as most current beef feedlots do not engage in the type of efficient manure collection which is a required prerequisite for AD economics. Bion has also engaged with solar photovoltaic (PV) developers to install PV panels on barn roofs, and there is some competition in that space, but again not much in the beef cattle finishing sector.

Third there is competition in the space of production of sustainable beef products. A number of ranches and beef producers are working with various third-party certification organizations to document the sustainable practices that are being implemented. Bion is working in a similar manner. All investments in this area are subject to competition and decisions made by consumers---including ‘how much will a consumer pay for truly sustainable beef products vs. standard conventional feedlot produced beef?’

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

We are also the sole owner of, or possess the contractual right to acquire exclusive patent rights to, a pending United States provisional patent application, a pending United States utility patent application and three international applications as set forth below:

United States Currently Pending:

(1)	63/512,361 (provisional): Methods For Recovering Ammonium Compounds From A Waste Stream; Dominic Bassani & Steve Pagano. (Exp 7/07/2024)

(2)	17/589,037: Process to Recover Ammonium Bicarbonate from Wastewater; Dominic Bassani, Steve Pagano, Morton Orentlicher & Mark M. Simon.

International Applications Currently Pending:

(1)	EP 18943551.4: Process to recover ammonium bicarbonate from wastewater; Dominic Bassani, Steve Pagano, Morton Orentlicher & Mark M. Simon.

(2)	CA3123802A1: Process to recover ammonium bicarbonate from wastewater; Dominic Bassani, Steve Pagano, Morton Orentlicher & Mark M. Simon.

(3)	MX/a/2021/007358: Process to recover ammonium bicarbonate from wastewater; Dominic Bassani, Steve Pagano, Morton Orentlicher & Mark M. Simon.

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

RESEARCH AND DEVELOPMENT

Current research and development work is focused on completion of the development and ongoing improvement of our Gen3Tech (the initial version of which is ready for implementation in an appropriate Project) with emphasis on increased recovery of valuable by-products (including nutrients in organic and/or non-organic forms, production of renewable energy from by-products together with related renewable energy and/or environmental credits). Bion believes its Gen3Tech will produce significantly greater value from the CAFO waste stream through the recovery of a concentrated natural nitrogen fertilizer and pipeline-quality natural gas. See discussion of Initial Project above.

During the years ended June 30, 2023 and June 30, 2022, respectively, we expended approximately $79,000 and $178,000 (excluding non-cash stock-based compensation) on research and development activities related to our technology platform applications in support of large-scale, economically and environmentally sustainable Projects and Retrofits. Since the 2018 fiscal year, Bion’s research and development has been primarily focused on development work to complete and further refine development of our Gen3Tech which will have the capacity to process dry, poultry CAFO waste streams in addition to wet dairy/beef/swine CAFO waste streams and increase our ability to recover marketable by-products from the waste stream remediation including renewable natural gas and nitrogen products (organic and non-organic). Some work  has also involved modifying and adding unit processes to our Gen3Tech platform with the objective of reducing capital costs and operating costs, while generating commercial equivalent by-products (and therefore, potential revenue streams) and significantly increasing environmental efficiency. As a result of these efforts (including their continuation during the current period), Bion made new (and supplemental) patent filing(s) during the 2019-2021 fiscal years related to our Gen3Tech. The Company anticipates completion of its pilot system and pre-commercial testing for its Gen3Tech by end of the current calendar year to support design finalization for our initial Gen3Tech systems. Our technology focus is to separate and aggregate the various “assets” in the waste stream and then to re-assemble them to maximize their economic value. Our current research and development efforts have been focused on developments that will minimize water removal requirements thereby significantly reducing the associated energy costs. In addition, current efforts are focused on fertilizer and soil amendment products (organic and inorganic), water reuse, environmental and reduction credits (including but not limited to nutrient, carbon, sediment, water and pathogen reduction) while reducing capital costs and operating costs. Bion continues to focus on “normalizing” its technology platform for use on multiple species. This effort has required significant work and resource allocation on research regarding balancing the activities of each unit process so that its output enables the subsequent unit processes to maximize efficiency and discharge to the subsequent unit process in order to produce a feedstock cost effectively. The by-products of this series of unit processes (which include certain Bion proprietary elements) are then “reassembled” into products to maximize their economic value. To date, research and development results have supported our objectives.

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

EMPLOYEES

As of September 1, 2023, we had 8 employees and primary consultants, all of whom are performing services for the Company on a full-time basis. The Company utilizes other consultants and professionals on an ‘as needed’ basis. Our future success depends in significant part on the continued service of our key personnel and the ability to hire additional qualified personnel. The competition for highly qualified personnel is intense, and there can be no assurance that we will be able to retain our key managerial and technical employees or that we will be able to attract and retain additional highly qualified technical and managerial personnel in the future. None of our employees is represented by a labor union, and we consider our relations with our employees to be good. None of our employees is covered by "key person" life insurance.

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

	2023		2022
Fiscal Year Ended June 30,	High	Low	High	Low

First Fiscal Quarter	$1.68	$0.93	$1.80	$1.15
Second Fiscal Quarter	$1.36	$0.85	$1.66	$0.81
Third Fiscal Quarter	$2.20	$1.25	$1.40	$0.80
Fourth Fiscal Quarter	$1.64	$1.125	$1.27	$0.80

(b) Holders
			1.40

The number of holders of record of our common stock at September 1, 2023 was approximately 1,300. Many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, so we are unable to estimate the number of stockholders represented by these record holders.

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

No preferred shares are outstanding at this time. During fiscal year 2023 the Company paid an aggregate dividend of $0 cash, respectively, on shares of Series B Preferred Stock and Series C Preferred Stock which were outstanding during the year. A dividend of $1,000 was accrued on Series B Preferred Stock during the 2022 fiscal year. From July 1, 2014, the Company had 200 shares of Series B redeemable convertible Preferred stock outstanding with a par value of $0.01 per share, convertible at the option of the holder at $2.00 per share, with dividends accrued and payable at 2.5% per quarter. The Series B Preferred stock was mandatorily redeemable at $100 per share by the Company three years after issuance and accordingly was classified as a liability. The 200 shares have reached their maturity date and the Company approved the redemption of the Series B preferred stock during the quarter ended December 31, 2021 and the final 200 shares of Series B redeemable convertible Preferred stock were redeemed for $41,000, which included the $21,000 in accrued dividend payable.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

In June 2006 the Company adopted its 2006 Consolidated Incentive Plan, as amended ("Plan"), which terminated all prior plans and merged them into the Plan.  The Plan was ratified by the Company's shareholders in October 2006 (and has been amended multiple times since initial ratification).  Under the Plan, Directors may grant Shares, Options, Stand Alone Stock Appreciation Rights ("SAR's"), shares of Restricted Stock, shares of Phantom Stock and Stock Bonuses and other items with respect to a number of Common Shares that in the aggregate does not exceed 36,000,000 shares. The maximum number of Common Shares for which Incentive Awards, including Incentive Stock Options, may be granted to any one Participant shall not exceed 2,000,000 shares in any one calendar year; and the total of all cash payments to any one participant pursuant to the Plan in any calendar year shall not exceed $1,500,000. As of June 30, 2023 12,006,600 options have been granted and outstanding under the Plan (as amended), including all options granted under prior merged plans, and were merged into the 2021 Equity Incentive Plan.  As of June 30, 2023, the Company had no outstanding contingent Stock Bonuses.

In December 2021 the Company adopted its 2021 Equity Incentive Plan, as amended ("2021 Equity Plan").  The 2021 Equity Plan was ratified by the Company's shareholders in April 2022.  Under the 2021 Equity Plan, Directors may grant Shares, Options, Stand Alone Stock Appreciation Rights ("SAR's"), shares of Restricted Stock, shares of Phantom Stock and Stock Bonuses and other items with respect to a number of Common Shares that in the aggregate does not exceed 30,000,000 shares. The maximum number of Common Shares for which Incentive Awards, including Incentive Stock Options, may be granted to any one Participant shall not exceed 2,500,000 shares in any one calendar year. As of June 30, 2022 nil options have been granted and outstanding under the 2021 Equity Plan.  As of June 30, 2023, the Company had no outstanding contingent Stock Bonuses.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about the Company’s 2006 equity compensation plans as of June 30, 2023:

2006 Equity Compensation Plan table

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	29,078,033	0.58	6,921,967

Equity compensation plans not approved by security holders	—	—	—

Total	29,078,033	0.58	6,921,967

(e) Recent Sales of Unregister Securities

During the year ended June 30, 2023 the Company entered into subscription agreements to sell units for $1.00 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase on share of the Company’s restricted common stock for $1.25 per share with an expiry date of 12/31/2023, and pursuant thereto, the Company issued 346,230 units for total proceeds of $346,230.

During the year ended June 30, 2023 the Company entered into subscription agreements to sell shares for $1.00 per share and pursuant thereto, the Company issued 2,000,000 of the Company’s restricted common stock for total proceeds of $2,000,000.

During the year ended June 30, 2023 the Company entered into subscription agreements to sell units for $1.60 per unit, with each unit consisting of one share of the Company’s restricted common stock and one-half warrant to purchase shares of the Company’s restricted common stock for $2.40 per share with an expiry date of 6/30/2024 and pursuant thereto, the Company issued 975,000 units for total proceeds of $1,560,000, net proceeds of $1,473,600 after commissions of $86,400.

During the year ended June 30, 2023, 175,114 warrants wee exercised to purchase 175,114 shares of the Company’s common stock at $0.75 per share for total proceeds of $131,335.

During the year ended June 30, 2023 Mark Smith elected to convert $50,000 of his 2020 Convertible Obligation into 100,000 units at $0.50 per unit (pursuant to the 2006 Consolidated Incentive Plan) with each unit consisting of one share of common stock and one warrant to purchase one share of the Company’s stock for $0.75 per share until 12/31/2024.

During the year ended June 30, 2023 Mark Smith elected to convert $99,889 of his Adjusted 2020 Convertible Obligation into 1,055,906 units at $0.0946 per unit (pursuant to the 2006 Consolidated Incentive Plan) with each unit consisting of one share of common stock and one warrant to purchase one share of the Company’s stock for $0.75 per share until March 2026.

During the year ended June 30, 2023 Mark Smith elected to convert $36,573 of his Adjusted 2020 Convertible Obligation into 386,608  units at $0.0946 per unit (pursuant to the 2006 Consolidated Incentive Plan) with each unit consisting of one share of common stock and one warrant to purchase one share of the Company’s stock for $0.75 per share until March 2026.

During the year ended June 30, 2023 the Company issued 82,259 shares for services of $130,000.

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

TEM 6. SELECTED FINANCIAL DATA.

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

These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and limited ability to obtain financing, needed personnel (including entire team related to project development and project operations in coming years) and equipment, unexpected costs, failure (or delay) to gain product certifications and/or regulatory approvals in the United States (or particular states) or foreign countries, loss (permanently or for any extended period of time) of the services of members of the Company’s small core management team (many of whom are age 70 or older) and failure to capitalize upon access to new markets. Additional risks and uncertainties that may affect forward looking statements about Bion's business and prospects include: i) the possibility that markets for nutrient reduction credits (discussed below) and/or other ways to monetize nutrient reductions and other environmental benefits will be slow to develop (or not develop at all), ii) PA1’s dissolution and its effect on how the Company is viewed, (if any), iii) the possibility that competitors will develop more comprehensive and/or less expensive environmental solutions, iv) delays in market awareness of Bion and our Systems, v) uncertainties and costs increases related to research and development efforts to update and improve Bion’s technologies and applications thereof, and/or vi) delays and/or costs exceeding expectations relating to Bion's development of the Initial Project, JVs and/or Projects and vii) failure of marketing strategies, each of which could have both immediate and long term material adverse effects by placing us behind our competitors and requiring expenditures of our limited resources.

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

BUSINESS OVERVIEW AND PLAN

Bion Environmental Technologies, Inc.'s ("Bion," "Company," "We," "Us," or "Our") was incorporated in 1987 in the State of Colorado. Bion’s mission is to make livestock production more sustainable, profitable and transparent. We intend to accomplish this by deploying our Gen3Tech platform/business model (discussed below) in ventures focused on the ‘feeder’ space of the livestock production/value chain to provide the consumer with verifiably sustainable premium meat products (together with environmentally friendly, sustainable and/or organic co-products from the production process).  Bion believes this approach can create extraordinary value for our shareholders and employees (all of whom own securities in the Company) and for livestock/agriculture industry ‘partners’ who join us in our ventures. We anticipate pursuing the opportunity created by our third generation technology (“Gen3Tech”) and business/technology platform in conjunction with other industry practices (“Gen3Tech Platform” or “Platform”).

Our patented and proprietary technology provides advanced waste treatment and resource recovery for large-scale livestock production facilities (also known as “Concentrated Animal Feeding Operations” or “CAFOs"). Livestock production and its waste, particularly from CAFOs, has been identified as one of the greatest soil, air, and water quality problems in the U.S. today.  Application of our Gen3Tech can largely mitigate these environmental problems, while simultaneously improving operational/ resource efficiencies by recovering high-value co-products from the CAFOs’ waste stream. These waste ‘assets’ – nutrients and methane – have traditionally been wasted or underutilized and are the same ‘pollutants’ that today fuel harmful algae blooms, contaminate surface groundwater, and exacerbate climate change.

We anticipate this will result in substantial long-term value for Bion. In the context of such JVs, we believe that the verifiable sustainable branding opportunities (conventional and organic) in meat will represent one of the largest enhanced revenue contributors provided by Bion to the JVs (and Bion licensees). The Company believes that the largest portion of its business with be conducted through such JVs, but a material portion may involve licensing and or other approaches.

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

 During the first half of 2022 Bion began pre-marketing our sustainable beef to retailers, food service distributors and the meat industry in the U.S.  In general, the response has been favorable. During July 2022, Bion announced a letter of intent (“Ribbonwire LOI”) to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with the Ribbonwire Ranch, in Dalhart, Texas (with a provision to expand to 60,000 head) (“Dalhart Project”). During January 2023 Bion announced a letter of intent (“Olson LOI”) to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with the Olson Feeders and TD Angus, near North Platte, Nebraska (with a provision to expand to 45,000 head or more) (“Olson Project”). During April 2023 Bion announced a letter of intent (“DVG LOI”) to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with Dakota Valley Growers near Bathgate, North Dakota (“DVG Project”). Based on our experience to date, we believe we will not have difficulty in securing participation in our Projects from additional feeders/cattlemen. The Olson, Dalhart and DVG Projects (and subsequent Projects) will be developed to produce blockchain-verified, sustainable beef in customized covered barns (resulting in reduced stress on cattle caused by extreme weather and temperatures and resulting higher feed/weight gain efficiency) with ongoing manure transfer (through slatted floors) to anaerobic digesters (AD) to capture nitrogen from the manure stream before loss to the atmosphere and generate renewable natural gas (RNG) for sale while remediating the environmental/carbon impacts usually associated with cattle feedlots and CAFOs. Bion’s patented Gen3Tech platform will refine the waste stream into valuable coproducts that include clean water, RNG, photovoltaic solar electricity and fertilizer (‘climate smart’ and/or organic) products. We anticipate converting these LOIs into definitive JV agreements and creating related distribution agreements with key retailers and food service distributors during the current fiscal year.

Bion’s business model and technology platform can create the opportunity for joint ventures (in various contractual forms)(“JVs”) between the Company and large livestock/food/fertilizer industry participants based upon the supplemental cash flow generated by implementation of our Gen3Tech business model, which cash flows will support the costs of technology implementation (including servicing related debt). We anticipate this will result in substantial long-term value for Bion.. To accomplish Bion’s goals, we anticipate the we will ‘partner’ with other technology companies who provide solutions for different links of the beef (and other livestock) value chain and with strategic partners up and down the supply chain.In the context of such JVs, we believe that the verifiable sustainable branding opportunities (conventional and organic) in meat will represent one of the single largest enhanced revenue contributor provided by Bion to the JVs (and, in some cases, Bion licensees). The Company believes that the largest portion of its business with be conducted through such JVs, but a material portion may involve licensing and or other approaches.

During the next three to six months, the Company intends to fully complete construction of the Initial Project’s phase 1 (including the crystalizer module) and continue the optimization operations. Bion expects the Initial Project data will document the effectiveness of our Gen3Tech in a commercial-scale setting during the current fiscal year and support development of the LOI Projects (and/or other Gen3Tech beef JV projects) commencing later this fiscal year.  We do not presently know the order in which these JV Projects will be developed as that decision will be made based on many factors not yet in place. We believe the Initial Project data will also provide additional potential stakeholders (cattle producers, cattle feeders, packers, food distributors and retailers and financial institutions) with the information they need to proceed with confidence in collaborating with Bion on multiple new projects (see below).

Bion is now focused primarily on: i) completion of development/construction and operation of the Initial Project, our initial commercial-scale Gen3Tech installation, and optimization of its operational parameters, ii) pre-development planning of the LOI Projects (and/or other Gen3Tech beef JV projects) including steps toward distribution agreements, iii) developing applications and markets for its low carbon ‘ClimateSmart’ and organic fertilizer products (including listings/certifications of multiple liquid and solid products) and its sustainable (conventional and organic) animal protein products, and iv) discussions regarding initiation and development of agreements and joint ventures (“JVs” as discussed herein) (and related Projects) based on the augmented capabilities of our Gen3Tech business platform (in the sustainable beef and other livestock segments), while (v) continuing to pursue business opportunities related to large retrofit projects (such as the Kreider poultry project JV described below) and vi) ongoing R&D activities.

At present, there is essentially no traceable and verifiable ‘sustainable beef’ available to the US market except for niche products. In response to consumer demand for transparency and sustainability, Bion expects the meat industry in general, and beef specifically, to evolve towards using new technologies to deliver these attributes in their products. While we anticipate a faster adoption of tracking, verification and sustainability technologies in other perishable food categories like produce and dairy due to their shorter product cycles (and related harvest and production techniques), meat industry leaders have also announced their willingness to move forward with initiatives in this area. Many companies have announced ‘sustainability’ initiatives but most appear to consist largely of ‘greenwashing’ marketing commitments rather than substantive undertakings at this date. Note, however, that Tyson’s Brazen beef initiative (which was announced during March 2023) may develop into a substantive competitive factor in the sustainable beef marketplace. Bion predicts that within approximately five years, consumers will be able to track and verify claims including sustainability on 25% (or more) of the products merchandised in the meat department. Bion believes that the retail market share of verifiably sustainable beef in the US will approach 7-10 % within three (3) years (end of 2026) and 25% in five (5) years (end of 2028) (approximately 6-7,000,000 cattle annually) (and more thereafter). If Bion can successfully execute on its sustainable beef business plan (which is subject to many contingencies), we believe that JV facilities utilizing Bion’s Gen3Tech platform will supply one-third (1/3) or more of that of the premium market segment (and a higher portion of meat that is actually traceable and verifiably sustainable). Our goal is to have multiple sustainable beef projects under development (within 3-5 distinct JVs) by the end of our 2025 fiscal year. Our first commercial project is likely to be one of our current LOI Projects but we anticipate commencing development of additional sustainable beef projects during the current fiscal year as well. Our current target is to have at least three (3) facility modules (15,000 head per module)(“Modules”) in development and/or under construction during 2024 in three (3) different JVs with the initial barns being populated with livestock during 2025. Further expansion in the number of distinct JVs is projected through 2026-7 aiming at 5-10 JVs in process --- each of which JVs will be pursuing development of multiple Modules with targets of 12-15 populated Modules by the end of 2026 (approximately 2%-3% of the US beef market) and 30-45 Modules constructed and being populated by 2029 (approximately 6%-8% of the US beef market) with further expansion thereafter. Bion’s current goal is that its Gen3Tech platform will be utilized to produce 33% of the verifiable “sustainable beef” category at the end of the period (which will equal approximately 2 million cattle annually)(45 Modules).

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

For additional information regarding our ‘HISTORY, BACKGROUND AND CURRENT ACTIVITIES’, see discussion in Part I, Item 1 above and Notes to the Financial Statements (particularly Notes 1, 3, 5 and 9) included in this report .

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

YEAR ENDED JUNE 30, 2023 COMPARED TO THE YEAR ENDED JUNE 30, 2022

Revenue

Total revenues were nil for both the years ended June 30, 2023 and 2022.

General and Administrative

Total general and administrative expenses were $3,072,000 and $2,348,000 for the year ended June 30, 2023 and 2022, respectively.

Salaries and related payroll tax expenses were $730,000 and $340,000 for the years ended June 30, 2023 and 2022, respectively, representing a $390,000 increase. The increase is largely due to the addition of Bill O’Neill (and administrative initiatives he has commenced), pay increases, and lower percentage of total salaries capitalized to the Initial Project. Consulting costs were $485,000 and $561,000 for the years ended June 30, 2023 and 2022, respectively. The $76,000 decrease in consulting costs is due to the capitalization of a larger portion of Brightcap’s consulting expense to the Initial Project in fiscal year 2023. Investor relations expenses were $697,000 and $395,000 for the years ended June 30, 2023 and 2022, respectively, and the $302,000 increase is due to a new contract with an investor relations firm and increased activity during the year ended June 30, 2023 due to the resumption of investor conferences and other matters. Legal costs were $83,000 and $291,000 for the years ended June 30, 2023 and 2022, respectively, and the $208,000 decrease is due to less outside legal activities in the year 2023 compared to the year 2022 in which legal fees surrounding the hack and theft of the Company’s domain name and the dissolution of PA-1 were incurred.

Stock-based compensation for the years ended June 30, 2023 and 2022 were $442,000 and $269,000, respectively.

Depreciation

Total depreciation expense was $1,645 and $1,161 for the year ended June 30, 2023 and 2022, respectively.

Research and Development

Total research and development expenses were $83,000 and $201,000 for the years ended June 30, 2023 and 2022, respectively, representing a $118,000 decrease due to less legal and salary expense allocated to research and development and greater allocation to the Initial Project.

Salaries and related payroll tax expenses were $9,000 and $32,000 for the years ended June 30, 2023 and 2022, respectively, as more salary expense was allocated to administrative expense than research and development expense for the year ended June 30, 2023. Consulting costs were $43,000 and $80,000 for the years ended June 30, 2023 and 2022, respectively. The Company also incurred $14,000 and $55,000 for the years ended June 30, 2023 and 2022, respectively in legal costs related to patent applications and renewals.

Stock-based compensation allocated to research and development for the years ended June 30, 2023 and 2022 were $4,000 and $22,000, respectively.

Loss from Operations

As a result of the factors described above, the loss from operations was $3,157,000 and $2,550,000 for the years ended June 30, 2023 and 2022 respectively.

Other Income/(Expense)

Other income/(expense) was $(33,000) and $10,841,000 for the years ended June 30, 2023 and 2022, respectively. The difference was due to the gains recognized in 2022 consisting of $10,200,000 on the dissolution of PA1 and $902,000 from the sale of a domain name.

Interest expense related to deferred compensation, loan payable and convertible notes for the year ended June 30, 2023 was $218,000 prior to capitalization of $180,000. Interest expense related to deferred compensation, loan payable and convertible notes for the year ended June 30, 2022 was $334,000 prior to capitalization of $32,000. The decrease is due to more interest being capitalized to the 3G1 project.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was nil and $1,500 for the years ended June 30, 2023 and 2022, respectively.

Net Income/(Loss) Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net income/loss attributable to Bion’s stockholders was $(3,189,000) and $8,292,000 for the years ended June 30, 2023 and 2022, respectively, and the net income/(loss) per basic common share was $(.07) and $.20 for the years ended June 30, 2023 and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements for the year ended June 30, 2023 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2023 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of June 30, 2023, the Company had cash of approximately $626,000. During the year ended June 30, 2023, net cash used in operating activities was $2,929,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance, legal, accounting, consulting and investor relations expenses as well as the purchase of property and equipment. Cash expenditures were offset by proceeds from financing activities, primarily the exercise of warrants and sale of common shares. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

During the year ended June 30, 2023, the Company invested $3,557,000 in the purchase of property and equipment, primarily related to the Initial Project construction in process.

Financing Activities

During the year ended June 30, 2023, the Company received gross cash proceeds of $131,335 from the exercise of 175,114 warrants into shares of the Company’s common stock.

During the year ended June 30, 2023, the Company entered into subscription agreements to sell units for $1.00 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2024, and pursuant thereto, the Company issued 346,230 units for total proceeds of $346,230.

During the year ended June 30, 2023, the Company entered into a subscription agreement to sell 2,000,000 shares of restricted common stock of which 1,800,000 shares were purchased on January 10, 2023 (the other 200,000 shares were purchased on December 31, 2022) for total proceeds during year ending June 30, 2023 of $2,000,000.

During the year ended June 30, 2023, the Company entered into subscription agreements to sell 575,000 units at a price of $1.60, with each unit consisting of one share of the Company’s restricted common stock and one half warrant to purchase one share of the Company’s restricted common stock for $2.40 per share with an expiry date of June 30, 2024, and, pursuant thereto, the Company issued 575,000 units for total proceeds of $920,000, in aggregate. The Company paid commissions of $86,000 on the sale of units.

As of June 30, 2023, the Company has debt obligations consisting of: a) deferred compensation of $865,000 and b) convertible notes payable – affiliates of $1,716,000.

Plan of Operations and Outlook

As of June 30, 2023, the Company had cash of approximately $626,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues.

During fiscal years 2023 and 2022, the Company faced less difficulty in raising equity funding (but was subject to substantial equity dilution from the larger amounts of equity financing during the periods) than was experienced in the prior 3 years. However, this positive trend did not continue during the last quarter of the 2023 fiscal year and first quarter of the current fiscal year (to date). The Company raised only raised very limited equity funds during such periods to meet its some of its immediate needs, therefore, the Company needs to raise additional funds in the upcoming periods. The Company currently faces substantial increases in demand for capital and operating expenditures for the fiscal year 2024 to date (and we anticipate such increased demands will continue during the remainder of the 2024 fiscal year and periods thereafter) as it moves toward commercial implementation of its 3G Tech and development of JVs (including costs associated with additions of personnel to carry out the business activities of the Company) and, therefore, is likely to continue to face, significant cash flow management issues due to limited capital resources and working capital constraints which had only recently begun to be alleviated. As a result, the Company has faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring most of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 5 and 7 to Financial Statements) and members of the Company's senior management have from time to time made loans to the Company and may need to do so in future periods. Note that, to deal with earlier capital constraints, during the year ended June 30, 2018, senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000. Additionally, the Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again during the year ended June 30, 2018. As set forth in detail elsewhere herein, during the year ended June 30, 2023 senior management (and family members) who held convertible obligations of the Company adjusted the terms of their outstanding notes and agreed to debt modifications that reduced of the Company’s debt by $3,522,000 and increased shareholders equity by the same amount. The constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company’s efforts to develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company is able to raise needed funds during the remainder of the current fiscal year (and subsequent periods), of which there is no assurance, management will not need to consider deeper cuts (including additional personnel cuts) and/or curtailment of ongoing activities including research and development activities.

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

The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing projects, JVs and proposed projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years. During the year ended June 30, 2023 the Company raised gross proceeds of approximately $4,038,000 through the sale of its securities and paid commissions of approximately $86,000. During the year ended June 30, 2022 the Company raised gross proceeds for approximately $1,737,000 and paid commissions of approximately $19,000. The Company anticipates raising additional funds from such sales and transactions in the coming periods. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

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

The future minimum lease payment under noncancelable operating lease with terms greater than one year as of June 30, 2023:

Year ended June 30, 2023 to June 2024	$75,000
Year ended June 30, 2024 to December 2024	37,500
Undiscounted cash flow	112,500
Less imputed interest	(8,432)
Total	$104,068
Less current portion	(75,000)
Long tern lease liability	29,068

The weighted average remaining lease term and discounted rate related to the Company’s lease liability as of June 30, 2023 were 1.58 years and 10%, respectively. The Company’s lease discount rate is generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s lease cannot be readily determined.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The consolidated financial statements are set forth on pages F-1 through F-41 hereto.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2023, under the supervision and with the participation of the Company’s President and Principal Financial Officer (the same person), management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures. Based on that evaluation, the President and Principal Financial Office concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2023 as a result of the material weakness in internal control over financial reporting discussed below.

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

Bank account hacking

On June 23, 2023, an officer of the Company with personal accounts with Signature Bank was hacked and $75,000 was transferred from the Company’s accounts at Signature Bank to the officer’s personal accounts. The bank was notified and all Company accounts were placed on hold. Subsequently, the funds were released and transferred back to the Company prior to June 30, 2023 the end of the fiscal year and there were no losses incurred.

The Company has reviewed the authorized individuals on all accounts and further limited access to its bank accounts after the hacking incident.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors, executive officers and significant employees/consultants, along with their respective ages and positions are as follows:

Name	Age	Position

Directors and Officers:

Mark A. Smith	73	Executive Chairman, President, General Counsel, Chief Financial Officer and Director
Jon Northrop	80	Secretary and Director
William O’Neill	64	Chief Executive Officer
Dominic Bassani	76	Chief Operating Officer
William Rupp	62	Director
Salvatore Zizza	77	Director
Edward T. Schafer	77	Director

Mark A. Smith (73) currently serves Bion Environmental Technologies, Inc. as Executive Chairman, President, General Counsel, Chief Financial Officer and a director and has continually served in senior positions since late March 2003. Since that time, he has also served as sole director, President and General Counsel of Bion’s wholly-owned subsidiaries including Project Group and Services Group. Since mid-February 2003, Mr. Smith has served as sole director and President and General Counsel of Bion’s majority-owned subsidiary, Centerpoint Corporation. Mr. Smith also serves as Manager of Bion PA1, LLC and Bion PA2, LLC. Previously, from May 21, 1999 through January 31, 2002, Mr. Smith served as a director of Bion. From July 23, 1999, when he became President of Bion, until mid-2001 when he ceased to be Chairman, Mr. Smith served in senior positions with Bion on a consulting basis. Additionally, Mr. Smith was the president of RSTS Corporation prior to its acquisition of Bion Technologies, Inc. in 1992. Mr. Smith received a Juris Doctor Degree from the University of Colorado School of Law, Boulder, Colorado (1980) and a BS from Amherst College, Amherst, Massachusetts (1971). Mr. Smith has engaged in the private practice of law in Colorado since 1980. In addition, Mr. Smith has been active in running private family companies, Stonehenge Corporation (until 1994), LoTayLingKyur, Inc. (1994-2002) and LoTayLingKyur, LLC (2007-present). Until returning to Bion during March 2003, Mr. Smith had been in retirement with focus on charitable work and spiritual retreat. From July 2018 to March 2020 Mr. Smith served as a senior executive and director at Grow-Ray Technologies, Inc., a private LED lighting company based in Boulder, Colorado, on a consulting basis.

Jon Northrop (80) has served as our Secretary and a Director since March of 2003. Since September 2001 he has been self employed as a consultant with a practice focused on business buyer advocacy. Mr. Northrop is one of our founders and served as our Chief Executive Officer and a Director from our inception in September 1989 until August 2001. Before founding Bion Technologies, Inc., he served in a wide variety of managerial and executive positions. He was the Executive Director of Davis, Graham & Stubbs, one of Denver’s largest law firms, from 1981 to 1989. Prior to his law firm experience, Mr. Northrop worked at Samsonite Corporation’s Luggage Division in Denver, Colorado, for over 12 years. His experience was in all aspects of manufacturing, systems design and implementation, and planning and finance, ending with three years as the Division’s Vice President, Finance. Mr. Northrop has a bachelor’s degree in Physics from Amherst College, Amherst, Massachusetts (1965), an MBA in Finance from the University of Chicago, Chicago, Illinois (1969), and spent several years conducting post graduate research in low energy particle physics at Case Institute of Technology, Cleveland.

William O’Neill (64) has served as Chief Executive officer since May 1, 2022 (he previously held the same position for the period from November 2010 through May 2011). Mr. O’Neill currently also serves as a director of Wise Up Food, LLC, a privately-held company that provides a transparent supply chain and real sustainability information for food retailers (including restaurants) enabling consumers to make informed purchase decisions. He founded Wise Up Food during 2020 and served as its President until May 1, 2022 when his wife assumed that position. From February 2018 through May 2020 he was employed as Vice President Retail & Value-Added Business Teys, USA, as subsidiary of Teys, a large Australian beef packer. From April 2015 through February 2018 Mr. O’Neill served as Vice President Retail of Colorado Premium Foods. From 1990 through 2015 he held marketing and executive positions with a varity of companies in the agriculture and food service businesses with an emphasis on developing/marketing products in the meat industry. Mr. O’Neill graduated from Gettysburg College in 1981 with a B.A. in economics.

Dominic Bassani (76) has served as Chief Operating Officer of Bion Environmental Technologies, Inc. since May 1, 2022 and served as Chief Executive Officer from April 2011. Previously he was a full-time consultant to the Company and served as the General Manager of Bion's Projects Group subsidiary from April 2003 through September 2006. From September 15, 2008 he has served as Director-Special Projects and Strategic Planning of the Company and our Projects Group subsidiary. He has been an investor in and consultant to Bion since December 1999. He is an independent investor and since 1990 has owned and operated Brightcap, a management consulting company that provides management services to early stage technology companies. He was a founding investor in 1993 in Initial Acquisition Corp. that subsequently merged in 1995 with Hollis Eden Corp. (HEPH), a biotech company specializing in immune response drugs. From early 1998 until June 1999 he was a consultant to Internet Commerce Corp. (re-named EasyLink Services International Corporation) (ESIC), a leader in business-to-business transactions using the Internet. He is presently an investor in numerous private and public companies primarily in technology related businesses. From 1980 until 1986, Mr. Bassani focused primarily on providing management reorganization services to manufacturing companies and in particular to generic pharmaceutical manufacturers and their financial sponsors.

William (Bill) Rupp (62) has served as a director of the company since ___, 2023.He is a ‘meat industry leader’ who served as President of JBS Beef from 2010-2016 with responsilibity for the leadership of JBS’s North American Beef business. He was CEO of Meyer Natural Foods from 2009-2010. Mr. Rupp served in various management roles for Cargill Beef from 1983 until 2009 where he was President from 1998-2008 with responsibility for Cargill’s global beef business with operations in US, Canada, Argentina, and Australia. He graduated from the University of South Dakota with a B.S. in Business Administration in 1983. Mr Rupp salso serves on the boards of Sustainable Beef, DecisionNext, Superior Lamb and Lumachain.

Salvatore J. Zizza (77) Salvatore Zizza has served as a director of Bion since 2023. He is presently President of Zizza & Associates Corp. a private holding company which invests in various industries and retired Chairman of BAM (Bethlehem Advanced Materials), which designs and manufactures high-temperature furnaces for sale and for its own use in the processing of specialty carbon, graphite and ceramic materials for semiconductor and aerospace applications, and Chairman of Bergen Cove Realty Inc., with substantial holdings in residential real estate. Mr. Zizza serves as Director & Chairman of Trans-Lux Corporation, a full service provider of integrated multimedia systems for today’s communications environments (since 2018) and served on board since 2009. Mr. Zizza bought NICO Construction Company, Inc., in 1978 and was President and CFO until 1985 when NICO merged with The LVI Group Inc., a (NYSE), listed company. Prior to joining The LVI Group Inc., Mr. Zizza was an independent financial consultant and had been a lending officer of Chemical Bank. Mr. Zizza is also an investor in numerous private companies and real estate holdings. Mr. Zizza currently holds directorship positions at nineteen (19) Gabelli/GAMCO funds and trusts. He has been associated with this family of investment funds for over thirty (30) years. He received a Baccalaureate/Political Science, St. John’s University (1967) and a Master of Business Administration, St. John’s University (1972). In 2007 Mr. Zizza received a Doctor of Commercial Sciences (Honorary) from St. John’s University.

Edward T. Schafer (77) Edward Schafer previously served the Company’s senior management team as Executive Vice Chairman and has been a member of the Company’s Board of Directors since January 1, 2011. Mr. Schafer had served as a consultant to Bion since July 2010. Mr. Schafer served as a director of Continental Resources (NYSE-CLR) 2011-2016. He also chairs the Board of Directors of Dynamic Food Ingredients. In addition he has served on the Board of Governors of Amity Technology LLP since 2009. Mr. Schafer served as a trustee of the Investors Real Estate Trust (NASDAQGS-IRET) from September 2009 to October 2011. He also served as a trustee of the IRET from September 2006 through December 2007, when he resigned from the IRET’s Board to serve as Secretary of the U.S. Department of Agriculture under President George W. Bush.  Mr. Schafer, a private investor, is a two-term former Governor of North Dakota. He served as Chief Executive Officer of Extend America, a telecommunications company, from 2001 to 2006, and he has been a member of the Boards of RDO Equipment Co., a privately-owned agricultural and construction equipment company (August 2001 to July 2003) and the University of North Dakota Foundation (June 2005 to December 2007). Since 2019 Mr. Schafer has served on the Board of Directors of Cellular Biomedicine Group (NASDAQ: CBMG) and is Chairman of its Audit Committee. Mr. Schafer serves as a board member of the Center for Innovation at the University of North Dakota and is an adjunct professor at North Dakota State University. Mr. Schafer is a past chair of the Republican Governors Association, the Midwestern Governors’ Association, the Interstate Oil and Gas Compact, the Western Governors’ Association and served as the 29th United States Secretary of Agricultural from 2008 to 2009. Mr. Schafer holds a Master’s degree in Business Administration from the University of Denver. Mr. Schafer brings the following experience, qualifications, attributes and skills to the Company: general business management, budgeting and strategic planning experience from his service as Chief Executive Officer of Extend America and extensive government, regulatory, strategic planning, budgeting administrative and public affairs experience from his service as Governor of North Dakota and Secretary of the US Department of Agriculture.

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

						Non-Equity	Nonqualified
						Incentive	Deferred
					Option	Plan	Compen-	Other
Name and Principal	Fiscal	Salary		Stock	Awards	Compen-	sation	Compen-
Position	Year	(1)	Bonus	Awards	(2)	sation	Earnings	sation	Total

Mark A. Smith (3)	2023	$300,000	$—	$—	—	—	—	—	$300,000
President and Chief	2022	$230,000	$—	$—	115,200	—	—	—	$345,200
Financial Officer Since March 25, 2003,
Director

Brightcap/Dominic Bassani (4)	2023	$372,000	$—	$—	—	—	—	—	$372,000
VP - Special Projects & Strategic	2022	$372,000	$—	$—	115,200	—	—	—	$487,200
Planning and Chief Operating Officer

William O'Neill	2023	$270,000	$—	$—	191,500	—	—	—	$461,500
Chief Executive Officer (5)	2022	$45,000	$—	$—	—	—	—	—	$45,000

(1)	Includes compensation paid by Bion Environmental Technologies, Inc. and our wholly owned subsidiaries.

(2)	Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 718.

(3)	Since October 2016, the Company approved a month-to-month contract extension with Smith which included a monthly deferred salary of $18,000 and the right to convert up to $300,000 of deferred compensation, at his sole election, at $0.75 per share until December 31, 2022 (which date was extended to July 1, 2024). Smith also has the right to convert his deferred compensation in whole or in part, at this sole election, at any time in an amount at "market" or into securities sold in the Company's most current/recent private offering. During fiscal year 2021 the Company paid Smith $13,460 for payroll taxes on his deferred compensation conversions which was treated as salary.

(4)	On February 10, 2015, Mr. Bassani agreed to an extension to continue his employment through December 31, 2017 at an annual salary of $372,000 effective January 1, 2015. During October 2016, Bassani was granted the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share which was expanded on April 27, 2017 to the right to convert up to $300,000). During February 2018, the Company agreed to the material terms of a binding two-year extension agreement. Bassani's annual salary will remain at $372,000 and the Company granted Bassani 2,000,000 fully vested options at $0.75 per share with an expiry date of December 31, 2024 which contain a 90% exercise price adjustment and the options may be extended for an additional 5 years at $0.01 per share per extension year.

(5)	On May 1, 2022 William O'Neill joined the Company with an annual salary of $420,000 which includes $10,000 monthly deferred compensation to be paid at the discretion of the Board. There is an additional $1,500 per month health insurance allowance. Terms of the contract are thirty-seven months. William O'Neill was previously paid as a contractor through Identifoods. Total payments for the years ended June 30, 2023 and June 2022, respectively were $318,000 and $165,000.

Employment Agreements:

Mark A. Smith (“Smith”) has held the positions of Executive Chairman, Director, President and General Counsel of Company and its subsidiaries under various agreements and terms since March 2003 (details regard earlier years and periods between 2003 and 2011 may be found in the Company’s prior Forms 10-K and other SEC filings). During July 2011, the Company entered into an extension agreement pursuant to which Smith continued to hold his current positions in the Company through a date no later than December 31, 2012. Commencing January 1, 2012, Smith’s monthly salary was $20,000, which has been accrued and deferred. In addition, Smith has been issued 90,000 shares of the Company’s common stock in two tranches of 45,000 shares on each of January 15, 2013 and 2014, respectively. As part of the extension agreement, Smith was also granted 200,000 options, which vested immediately, to purchase common shares of the Company at a price of $3.00 per share and which options were originally to expire on December 31, 2019. Effective July 15, 2012, the Company entered into an extension agreement pursuant to which Smith will continue to hold his current positions in the Company through a date no later than June 30, 2014. Effective September 2012, Smith’s monthly salary became $21,000 (which is currently being deferred). In addition, Smith was issued 150,000 shares of the Company’s common stock in two tranches of 75,000 shares on each of January 15, 2014 and 2015, which shares vested immediately. As part of the extension agreement, Smith was also granted a bonus of $25,000 paid in warrants, which vested immediately, to purchase 250,000 shares of the Company’s common stock at a price of $2.10 per share and which warrants expire on December 31, 2018 and a contingent stock bonus of 100,000 shares payable on the date on which the Company’s stock price first reaches $10.00 per share (regardless of whether Smith is still providing services to the Company on such date). Mr. Smith has voluntarily reduced his monthly deferred salary accrual to $14,000 due to the Company’s financial situation. During September 2014, Smith agreed to continue his employment agreement through April 15, 2015 and also agreed to continue to defer his temporarily reduced salary of $14,000 per month.  On February 10, 2015, the Company executed an Extension Agreement with Smith pursuant to which Smith extended his employment with the Company to December 31, 2015 (with the Company having an option to extend his employment an additional six months).  As part of the Extension Agreement, the balance of Smith’s existing convertible note payable of $854,316 as of December 31, 2014, adjusted for conversions subsequent to that date, was replaced with a new convertible note with an initial principal amount of $760,519 with terms that i) materially reduced the interest rate by 50% (from 8% to 4%), ii) increased the conversion price by 11% (from $0.45 to $0.50), iii) set the conversion price at a fixed price so there can be no further reductions, iv) reduced the number of warrants received on conversion by 75% (from 1 warrant per unit to 1/4 per unit) and v) extended the maturity date to December 31, 2017 (which maturity date was subsequently extended to July 1, 2019).  Additionally, pursuant to the Extension Agreement, Smith: i) continued to defer his cash compensation ($18,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation,  ii) cancelled 150,000 contingent stock bonuses previously granted to him by the Company, iii) was granted 150,000 new options which vested immediately and iv) outstanding options and warrants owned by Smith (and his donees) were extended and had the exercise prices reduced to $1.50 (if above that price). Due to expiration of his most recent extension, Mr. Smith is currently serving the Company on a month-to –month basis. On April 29, 2022, Smith’s monthly salary was increased to $25,000, of which $5,000 is deferred each month.

Dominic Bassani (“Bassani”) has served in senior management positions with the Company (as a full-time consultant) since 2001 (see prior Forms 10-K for earlier years and other filings with the SEC). Since March 31, 2005, the Company has had various agreements with Brightcap, Bassani’s family consulting company, through which the services of Bassani were provided through 2011. On September 30, 2009 the Company entered into an extension agreement with Brightcap pursuant to which Bassani provided services to the Company through September 30, 2012 for $312,000 annually (currently deferred). The Board appointed Bassani as the Company's CEO effective May 13, 2011 in which position he served until May 2022. On July 15, 2011, Bassani, Brightcap and the Company agreed to an extension/amendment of the existing agreement with Brightcap which provided that Bassani serve as CEO through June 30, 2013 and would continue to provide full-time services to the Company in other capacities through June 30, 2014 at a salary of $26,000 per month. In addition Bassani was to be issued 300,000 shares of the Company’s common stock issuable in three tranches of 100,000 shares on each of January 15, 2015, 2016 and 2017, respectively. Bassani was also granted 725,000 options, which vested immediately, to purchase shares of the Company’s common stock at $3.00 per share which options expired on December 31, 2019. Effective July 15, 2012, Bassani, Brightcap and the Company agreed to a further extension/amendment of the existing agreement with Brightcap which provided that Bassani would continue to provide the services of CEO through June 30, 2014. Bassani continued to provide full-time services to the Company at a cash salary of $26,000 per month (which has been deferred) and Bassani would be issued 300,000 shares of the Company’s common stock issuable in two tranches of 150,000 shares on each of January 15, 2015 and 2016, respectively, which shares would be immediately vested upon issuance. As part of the extension agreement, Bassani was also granted a bonus of $5,000 paid in warrants, which vested immediately, to purchase 50,000 shares of the Company’s common stock at a price of $2.10 per share and which warrants expired on December 31, 2018. During September 2014, Bassani agreed to extend his employment agreement until April 15, 2015 and that previously issued and expensed share grants of 100,000 and 150,000 shares that were to be issued on January 15, 2015, would be deferred until January 15, 2016.  On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017, (with the Company having an option to extend the term an additional six months.)  As part of the agreement, the Company’s existing loan payable, deferred compensation and convertible note payable to Bassani, were restructured into two promissory notes as follows: a) The of sum of the cash loaned by Bassani to the Company of $279,000 together with $116,277 of unreimbursed expenses through December 31, 2014 were placed into a new promissory note with initial principal of $395,277 which was due and payable on December 31, 2015.  In connection with these sums and the new promissory note, Bassani was issued warrants to purchase 592,916 shares of the Company’s common stock at a price of $1.00 until December 31, 2020; and b) the remaining balances of the Company’s accrued obligations to Bassani ($1,464,545) were replaced with a new convertible promissory note with terms that compared with the largest prior convertible note obligation to Bassani:  i) materially reduced the interest rate by 50% (from 8% to 4%), ii) increased the conversion price by 11% (from $0.45 to $0.50), iii) set the conversion price at a fixed price so there can be no further reductions, iv) reduced the number of warrants received on conversion by 75% (from 1 warrant per unit to 1/4 per unit) and v) extended the maturity date to December 31, 2017 (See Notes to Financial Statements) (which maturity date was subsequently extended to July 1, 2019.  Additionally,  pursuant to the Extension Agreement, Bassani i) will continue to defer his cash compensation ($31,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation, ii) cancelled 250,000 contingent stock bonuses previously granted to him by the Company, iii) was granted 450,000 new options which vested immediately and iv) outstanding options and warrants owned by Bassani (and his donees) have been extended and had the exercise prices were reduced to $1.50 (if above that price). On May 5, 2013, the Board of Directors approved agreements with Bassani and Smith, with effective date of May 15, 2013, in which Bassani and Smith agreed to continue to defer their respective cash compensation through April 30, 2014 (unless the Board of Directors elected to re-commence cash payment on an earlier date) and extended the due dates of their respective deferred cash compensation until January 15, 2015. The Company provided Bassani and Smith with convertible promissory notes which reflected all the terms of these agreements to which future accruals were added as additional principal. These convertible promissory notes were altered as set forth in the paragraphs below. As part of the agreements, Bassani and Smith also forgave any possible obligations that Bion may have owed each of them in relation to unused vacation time for periods (over 10 years) prior to June 30, 2012. In consideration of these agreements, Bassani and Smith: a) have been granted 50% ‘execution/exercise’ price adjustment (subsequently increased to 75%) to be effective upon future exercise of outstanding (or subsequently acquired) options and warrants owned by Bassani and Smith (and their respective donees) and in relation to contingent stock bonuses; b) their warrants and options, if due to expire prior to December 31, 2018, were extended to that date (and later further extended); and c) other modifications were made. Currently Bassani receives $25,000 per month in cash and $6,000 per month of deferred compensation.

William O’Neill (“O’Neill”) joined as the Company’s Chief Executive Officer (“CEO”) effective May 1, 2022.  O’Neill had previously been working with the Company as a consultant and had been employed by the Company as its CEO during 2010-2011. Bassani, CEO of the Company since 2011, has assumed the position of COO while retaining existing operational management responsibilities and working with O’Neill on ‘commercialization’ of the Company’s technology and work related to JVs (and other transactions) based on the Company’s Gen3Technology and related matters. Bassani’s compensation arrangements with the Company have not been altered in the context of the change of positions. The Company and O’Neill have entered into a thirty-seven (37) month employment agreement (subject to Board renewal for the final two (2) years during the 13th month) with compensation of $25,000 cash and $10,000 deferred compensation per month. An entity affiliated with O’Neill was issued 1,000,000 Incentive Warrants exercisable at $1.00 per share until April 30, 2026 of which up to 700,000 Incentive Warrants were cancellable until O’Neill’s agreement was re-affirmed at 13 months and/or fails to serve the entire contract term thereafter. These warrants each have a 75% exercise price adjustment if the terms set forth therein are met.  As set forth in the Employment Agreement, the Company and Wise Up Foods LLC (an entity founded by O’Neill with which he continues to serve as a Director and of which O’Neill and his family members are majority owners) sets forth the intent to form “… a strategic alliance and committed to collaborate on projects each company has in their respective pipelines.  WUF and Bion will work together to use/create technology that will deliver the consumer verified sustainable results produced by Bion’s technology and technology platform.  The key to the strategic relationship is each company’s commitment to deliver real and verified results to the consumer – free of marketing hype and greenwashing…”.

Bassani, Smith and Schafer have each agreed (multiple times) to extend the maturity date of the outstanding 2020 Convertible Obligations and 2015 Convertible Notes (“CVObligations”) set forth in the paragraphs above from December 31, 2017 (initial maturity date) to July 1, 2024 (current maturity date) which is also the maturity date of all CV Obligations after adjustment.

Effective May 4, 2020 the Company agreed that all options and warrants owned (or subsequently acquired by conversion of CvObligations) by its officers, directors and key employees and consultants (including Jon Northrop (director), Bassani, Smith and Schafer) and their donees be amended to: a) lower the exercise price to $0.75 for any options/warrants with higher exercise prices and b) extend the expiration dates to December 31, 2024. Subsequently, it was agreed that if any of the CVObligations are converted, the warrants in units received will be exercisable through a date 3 years after conversion date with exercise price adjustment provision effective two years after the date on which the converted portion of the CVObligations (as adjusted, if applicable) was accrued.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth the number of shares of common stock covered by outstanding stock option awards that are exercisable and unexercisable, and the number of shares of common stock covered by unvested restricted stock awards for each of our named executive officers as of June 30, 2023.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Mark A. Smith (1)	100,000	—	—	0.60	2024	—	—	—	—
Mark A. Smith (1)	1,675,000	—	—	0.75	2024	—	—	—	—
Mark A. Smith (2)	200,000	—	—	0.75	2024	—	—	—	—
Mark A. Smith (1)	250,000	—	—	1.20	2026	—	—	—	—
Mark A. Smith (1)	200,000	—	—	1.00	2025	—	—	—	—
Brightcap/ Dominic Bassani (1)	1,675,000	—	—	0.75	2024	—	—	—	—
Brightcap/ Dominic Bassani (2)	2,000,000	—	—	0.75	2024	—	—	—	—
Brightcap/ Dominic Bassani (1)	250,000	—	—	1.20	2026	—	—	—	—
Brightcap/ Dominic Bassani (1)	200,000	—	—	1.00	2025	—	—	—	—
Edward Schafer (3)	25,000	—	—	0.60	2024	—	—	—	—
Edward Schafer (3)	300,000	—	—	0.75	2024	—	—	—	—
Edward Schafer (1)	600,000	—	—	0.75	2024	—	—	—	—
Edward Schafer (2)	190,000	—	—	0.75	2024	—	—	—	—
Edward Schafer (1)	50,000	—	—	1.20	2026	—	—	—	—
Edward Schafer (1)	50,000	—	—	1.00	2025	—	—	—	—
William O’Neill (3)	250,000	—	—	1.60	2026	250,000	95,750
William O’Neill (3)	250,000	—	—	1.60	2026	250,000	95,750

(1)	Options are subject to a 75% execution/exercise price adjustment upon notice of intent to exercise under certain conditions.

(2)	Options are subject to a 90% execution/exercise price adjustment upon notice of intent to exercise under certain conditions.

(3)	Options are subject to a 50% execution/exercise price adjustment upon notice of intent to exercise under certain conditions.

Director Compensation

Members of the Board of Directors do not currently receive any cash compensation for their services as Directors, but are entitled to be reimbursed for their reasonable expenses in attending meetings of the Board. However, it is the Company's intention to begin to pay cash compensation to Board members at some future date (probably during the current fiscal year).

DIRECTOR COMPENSATION

The following table sets forth certain information regarding the compensation paid to directors during the fiscal year ended June 30, 2023:

Director Compensation

Name	Fees earned or paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Jon Northrop	—	—	19,550	—	—	—	19,500
Edward Schafer	—	—	—	—	—	—	—
William Rupp	—	—	39,100	—	—	—	39,100
Salvatore Zizza	—	—	39,100	—	—	—	39,100

(1)	Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 718.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of August 1, 2023, the Registrant had 49,408,214 shares of common stock issued and 48,703,905 shares of common stock outstanding. (balance of 704,309 shares are owned by Centerpoint, the Company's majority-owned subsidiary).

The following table sets forth certain information regarding the beneficial ownership of our common stock as of August 1, 2022 by:

●	each person that is known by us to beneficially own more than 5% of our common stock;

●	each of our directors;

●	each of our executive officers and significant employees; and

●	all our executive officers, directors and significant employees as a group.

Under the rules of the Securities and Exchange Commission, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable under stock options, warrants and convertible securities that are exercisable/convertible within sixty (60) days of August 1, 2023.  Those shares issuable under stock options, warrants and/or convertible securities are deemed outstanding for computing the percentage of each person holding options, warrants and/or convertible securities but are not deemed outstanding for computing the percentage of any other person.  The percentage of beneficial ownership schedule ‘Entitled to Vote’ is based upon 48,703,905 shares outstanding as of August 1, 2023.  The address for those individuals for which an address is not otherwise provided is c/o Bion Environmental Technologies, c/o PO Box 323, Old Bethpage, NY 11804.  To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting power and investment power with respect to all shares of common stock listed as owned by them.

Name and Address	Number	Percent of Class Outstanding	Entitled To Vote

Centerpoint Corporation(1) c/o PO Box 323 Old Bethpage, NY 11604	704,309	1.4%	—

Dominic Bassani (2) 64 Village Hills Drive Dix Hills, NY 11746	15,242,691	24.3%	24.6%

Mark A. Smith(3) 401 N. Riverside Beach #408 Pompano Beach, FL 33062	8,401,433	14.9%	15.1%

Christopher B. Parlow(4) 23 Longbow Drive Commack, NY 11725	8,754,807	15.2%	15.4%

Danielle Lominy(5) c/o Dominic Bassani 64 Village Hill Drive Dix Hills, NY 11746	8,744,803	15.3%	15.5%

Edward Schafer (6) c/o PO Box 323 Old Bethpage, NY 11804	3,039,138	5.8%	5.9%

Anthony Orphanos(7) c/o Blacksmith Advisors, LLC 320 Park Avenue 18th Floor New York, NY 10022	2,285,618	4.4%	4.6%

William O’Neill (8) 107 12th Street E St. Petersburg, FL 3371	1,560,888	3.1%	3.1%

Craig Scott (9) 3131 North Daffodil Dr. Billings, MT 59102	2,663,652	5.2%	5.2%

Jon Northrop (10) 59 Chestnut Street Westfield, NY 14787	636,135	1.3%	1.3%

Salvatore Zizza (11) 641 Lexington Avenue, 20th Floor New York, NY 10022	155,112	0.3%	0.3%

William Rupp (12) PO Box 536 Loveland, CO 80539	125,000	0.3%	0.3%

All executive officers and directors as a group (8 persons)	31,824,049	41.5%	41.6%

(1)	Centerpoint Corporation is currently majority owned by the Company. Under Colorado law, Centerpoint Corporation is not entitled to vote these shares unless otherwise ordered by a court. These shares of common stock may be distributed to the shareholders of Centerpoint Corporation at a future date pursuant to a dividend declared during July 2004. The shares distributed to Bion, if any, will be cancelled immediately upon receipt.

(2)	Includes 70,577 shares, 3,025,000 shares underlying options and 965,000 shares underlying warrants held directly by Mr. Bassani; 464,644 shares and 250,000 shares underlying warrants held by Mr. Bassani’s wife; and 909,747 shares held in IRA accounts of Mr. Bassani and his wife. Also included are the shares set forth below owned (directly and indirectly) by Mr. Bassani’s daughter, Danielle Lominy (formerly Danielle Bassani) who resides within his residence and are included in Mr. Bassani’s beneficial ownership for purposes of the calculation including: a) 570,000 shares directly b) 646,458 shares underlying warrants owned directly; and c) Danielle Lominy is the 50% beneficiary of the Dominic Bassani 2019 Irrevocable Trust (“2019Trust”) which owns: i) 3,000,000 warrants and 1,000,000 options to purchase shares of the Company’s common stock and, as a result, Danielle Lominy is the beneficial owner of 1,500,000 shares underlying warrants and 500,000 shares underlying options and ii) $459,277.02 principal amount of the Company’s Adjusted 2020 Convertible Obligation (“CVObligation”) which is convertible @ $.0953 into 4,819,277 shares and 3,214,458 warrants and, as a result, Danielle Lominy is the beneficial owner of 2,409,639 shares underlying conversion of the Adjusted CVObligation and 1,607,229 shares underlying the warrants issuable on conversion of the Adjusted CVObligation. The total also includes: a) 724,754 shares of common stock and 483,411 underlying warrants that could be issued on the conversion (at the election of Bassani) by Mr. Bassani of a convertible note in the amount of $362,376, (convertible @ $0.50 price) and b) 265,693 shares of common stock that could be issued on the conversion (at the election of Bassani) by Mr. Bassani of a convertible note in the amount of $159,416 (convertible @ $0.60 price) and c) 222,962 shares of common stock that could be issued on the conversion (at the election of Bassani) of Adjusted Convertible Note in the amount of $25,641 (convertible @$.115 price) and d) 627,577 shares of common stock that could be issued on the conversion (at the election of Bassani) of deferred compensation in the amount of $548,057. Mr. Bassani disclaims ownership of 1,511,477 shares underlying warrants held by the Danielle Christine Bassani Trust, which is separately itemized herein. Mr. Bassani’s adult daughter Danielle Lominy (formerly Danielle Bassani), who resides within his residence, is the beneficiary of the Danielle Christine Bassani Trust and Mr. Bassani is not one of the trustees of the trust. Mr. Bassani further disclaims beneficial ownership of shares and warrants owned by various other family members (including Christopher Parlow who is itemized separately), none of whom live with him or are his dependents, and such shares are not included in this calculation.

(3)	Includes 752,268 shares, 2,425,000 shares underlying options, 1,806,987 warrants held directly by Mr. Smith, and 62,535 shares held by Mr. Smith in an IRA. Also includes 575,000 shares and 370,948 underlying warrants held by Mr. Smith’s wife and 53,756 shares held in his wife’s IRA. Also includes 12,681 shares of common stock held by held by LoTayLingKyur Foundation and 100,001 shares of common stock and 100,001 underlying warrants held by LoTayLingKyur LLC which is controlled by Mr. Smith and his wife. Also includes 971,492 shares and 971,492 warrants underlying units that could be issued on the conversion (at the election of Mr. Smith) by Mr. Smith of his Adjusted 2020 Convertible Obligation in the aggregate amount of $91,903.05. Mr. Smith has the option to convert this amount into units with each unit consisting of 1 share of common stock and 1 warrant exercisable at $0.75 per share. The conversion price will be $.0946 per unit. Also includes 72,858 shares and 72,858 warrants underlying units that could be issued on the conversion (at the election of Mr. Smith) by Mr. Smith of his 2020 Convertible Obligation in the aggregate amount of $36,428.77. Mr. Smith has the option to convert this amount into units with each unit consisting of 1 share of common stock and 1 warrant exercisable at $0.75 per share. The conversion price will be $.50 per unit. Also includes 53,556 shares of common stock that could be issued on the conversion (at the election of Mr. Smith) of deferred compensation in the amount of $40,167. Does not include shares and warrants owned by various other family members of which Mr. Smith disclaims beneficial ownership. Mr. Smith is also the President of Centerpoint, although shares owned by Centerpoint are not entitled to a vote while held by Centerpoint

(4)	Includes 2,005 shares held directly by Christopher Parlow, 65,000 shares held jointly with wife, 250,000 shares owned by the Christopher Parlow Trust and 50,000 shares owned by Christopher Parlow’s minor daughters. Also includes 1,614,000 shares underlying warrants held by the Christopher Parlow Trust, 147,154 shares underlying warrants held jointly with wife, 150,000 warrants held directly by Mr. Parlow and 459,780 shares underlying warrants held by Mr. Parlow’s minor daughters. In addition, Christopher is the 50% beneficial owner of the Dominic Bassani 2019 Irrevocable Trust (“2019 Trust”) which owns 3,000,000 warrants to purchase shares of the Company’s common stock and 1,000,000 options and as a result, Christopher Parlow is the beneficial owner of 1,500,000 shares underlying exercise of the warrants and 500,000 shares underlying exercise of the options. Additionally, the 2019 Trust owns $459,277.02 principal amount of the Company’s Adjusted 2020 Convertible Obligations (“CVObligation”) which is convertible @$.0953 into 4,819,277 shares and 3,214,458 warrants. As a result, Christopher Parlow is the beneficial owner of 2,409,639 shares underlying conversion of the CVObligation and 1,607,229 shares underlying the warrants issuable on conversion of the CVObligation.

(5)	Includes 170,000 shares held directly by Danielle Lominy (formerly Danielle Bassani), 1,511,477 shares underlying warrants held by The Danielle Christine Bassani Trust, 400,000 shares owned by the Danielle Bassani Trust, 311,458 shares underlying warrants, 105,000 shares underlying warrants owned jointly with husband and 230,000 shares underlying warrants owned by Danielle Lominy’s daughter. In addition, Danielle is the 50% beneficial owner of the Dominic Bassani 2019 Irrevocable Trust (“2019 Trust”) which owns 3,000,000 warrants to purchase shares of the Company’s common stock and 1,000,000 options and, as a result Danielle Lominy is the beneficial owner of 1,500,000 shares underlying exercise of the warrants and 500,000 shares underlying exercise of the options. Additionally, the 2019 Trust owns $459,277.02 principal amount of the Company’s Adjusted 2020 Convertible Obligation (“CVObligation”) which is convertible @ $.0953 into 4,819,277 shares and 3,214,458 warrants. As a result, Danielle Lominy is the beneficial owner of 2,409,639 shares underlying conversion of the CVObligation and 1,607,229 shares underlying the warrants issuable on conversion of the CVObligation.

(6)	Includes 158,254 shares held directly by Mr. Schafer, options to purchase 1,215,000 shares and warrants to purchase 23,934 shares. Also includes 1,070,021 shares and 535,011 warrants underlying units that could be issued on the conversion by Mr. Schafer of his Adjusted Convertible Obligation in the amount of $101,973. Mr. Schafer has the option to convert this amount into units with each unit consisting of 1 share of common stock and ½ warrant exercisable at $0.75 per share until December 31, 2024. The conversion price is $.0953 per unit. Also includes 36,918 shares of common stock that could be issued on the conversion (at the election of Mr. Schafer) by Mr. Schafer of his Adjusted September 2015 convertible note in the amount of $4,245.47. The conversion price will be $.115 per share.

(7)	Includes 94,927 shares held directly by Mr. Orphanos; 156,750 shares underlying warrants held directly by Mr. Orphanos; 945 shares held jointly with his wife; 1,262,774 shares held in IRA accounts; and 770,222 shares of common stock that could be issued on conversion of $462,133 convertible notes ($.60 conversion price). Not included are 1,021,303 common shares owned by certain clients of Blacksmith Advisors, over which Mr. Orphanos exercises discretionary authority (which shares include: 68,000 shares owned by Danielle Lominy (formerly Danielle Bassani). Mr. Orphanos disclaims beneficial ownership of the shares listed in the preceding sentences because he has no pecuniary interest in the shares.

(8)	Includes 50,000 underlying warrants held directly by Mr. O’Neill, 500,000 shares underlying options held directly by Mr. O’Neill and 10,888 shares held by Mr. O’Neill’s wife, and 1,000,000 shares underlying warrants held by Identifoods, LLC which is owned by Mr. O’Neill and his wife.

(9)	Includes 504,894 shares, 1,545,000 shares underlying options and 573,747 shares underlying warrants held directly by Mr. Scott. The total also includes 40,011 shares of common stock that could be issued on the conversion (at the election of Mr. Scott) of deferred compensation in the amount of $43,612.11.

(10)	Includes 120,635 shares held directly by Mr. Northrop and options to purchase 515,500 shares held by Mr. Northrop. Does not include shares or options owned by the adult children of Mr. Northrop nor his former wife.

(11)	Includes 105,112 shares of common stock and 50,000 shares of common stock underlying options held directly by Mr. Zizza.

(12)	Includes 50,000 shares of common stock underlying options and 75,000 shares of common stock underlying warrants held directly by Mr. Rupp.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the employment/consulting agreements, deferred compensation arrangements and conversions of debt described above in Item 1 Business and Item 11 Executive Compensation, there are no related party transactions.

Four directors of the Company (Jon Northrop, Ed Schaefer, Salvatore Zizza and William Rupp) are considered to be independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

In January 2017 the Company engaged Eide Bailly LLP as its independent registered public accounting firm. The aggregate fees billed for the fiscal year ended June 30, 2022 and June 30, 2023 by Eide Bailly LLP for professional services rendered for the audit of the Company's annual financial statements and reviews of interim financial statements included in the Company's quarterly reports on Form 10-Q (and related matters) were $10,600 and $54,325, respectively.

In December 2022 the Company engaged Haynie & Company as its independent registered public accounting firm. The aggregate fees billed for the fiscal year ended June 30, 2023 by Haynie & Company for professional services rendered for the audit of the Company’s annual financial statements and reviews of the interim financial statements included in the Company’s quarterly reports on Form 10-Q (and related matters) were $71, 000.

Audit Related Fees

There were no fees billed by Eide Bailly LLP for audit-related fees in each of the last two fiscal years ended June 30, 2022 and June 30, 2021.

There were no fees billed by Haynie & Company for audit-related fees in the last fiscal year ended June 30, 2023.

Tax Fees

The aggregate fees billed for tax services rendered by Eide Bailly LLP for tax compliance and related services for the two fiscal years ended June 30, 2023 and June 30, 2022 were nil and nil, respectively.

The aggregate fees billed for tax services rendered by Haynie & Company for tax compliance and related services for the year ended June 30, 2023 were nil.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Exhibits

Exhibit Number	Description and Location

3.1	Amended and Restated Articles of Incorporation of Bion Environmental Technologies, Inc., filed with the Secretary of State of the State of Colorado on April 11, 2022. (Incorporated by reference to Exhibit 3.1 filed with Form 8-K filed on April 12, 2022).
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 filed with Form 8-K filed on January 4, 2022).
10.1	Subscription Agreement dated January 10, 2002 between Bion Environmental Technologies, Inc. and Centerpoint Corporation regarding issuance of stock in exchange for cash and claims regarding Aprilia (Incorporated by reference to Exhibit 10.1 filed with Form 10SB12G on November 14, 2006).
10.2	Agreement dated March 15, 2002 and effective January 15, 2002 between Bion Environmental Technologies, Inc. and Centerpoint Corporation regarding purchase of warrant and management agreement (Incorporated by reference to Exhibit 10.2 filed with Form 10SB12G on November 14, 2006).
10.3	Agreement dated February 12, 2003 between Bion Environmental Technologies, Inc. and Centerpoint Corporation canceling provisions of the Subscription Agreement by and between Bion Environmental Technologies, Inc. and Centerpoint Corporation (Incorporated by reference to Exhibit 10.3 filed with Form 10SB12G on November 14, 2006).
10.4	Promissory Note and Security Agreement between Bion Environmental Technologies, Inc. and Bright Capital, LLC (Incorporated by reference to Exhibit 10.4 filed with Form 10SB12G on November 14, 2006).
10.5	Letter Agreement with Bright Capital, Ltd. (Incorporated by reference to Exhibit 10.8 filed with Form 10SB12G on November 14, 2006).
10.6	Amended Agreement with Centerpoint Corporation dated April 23, 2003 (Incorporated by reference to Exhibit 10.10 filed with Form 10SB12G on November 14, 2006).
10.7	Promissory Note and Conversion Agreement between Bion Environmental Technologies, Inc. and Mark A. Smith related to deferred compensation (Incorporated by reference to Exhibit 10.21 filed with Form 10SB12G on November 14, 2006).
10.8	Promissory Note and Conversion Agreement between Bion Environmental Technologies, Inc. and Bright Capital, Ltd. related to deferred compensation (Incorporated by reference to Exhibit 10.22 filed with Form 10SB12G on November 14, 2006).
10.9	Employment agreement with Mark A. Smith (Incorporated by reference to Exhibit 10.23 filed with Form 10SB12G on November 14, 2006).
10.10	Employment agreement with Bright Capital, Ltd. (Incorporated by reference to Exhibit 10.25 filed with Form 10SB12G on November 14, 2006).
10.11	Employment agreement with Jeff Kapell (Incorporated by reference to Exhibit 10.26 filed with Form 10SB12G on November 14, 2006).
10.12	Employment agreement with Jeremy Rowland (Incorporated by reference to Exhibit 10.27 filed with Form 10SB12G on November 14, 2006).
10.13	Office lease at 641 Lexington Avenue, 17th Floor, New York (Incorporated by reference to Exhibit 10.28 filed with Form 10SB12G on November 14, 2006).
10.14	2006 Consolidated Incentive Plan (Incorporated by reference to Exhibit 10.29 filed with Form 10SB12G on November 14, 2006).
10.15	Memo to Dominic Bassani & Bright Capital, Ltd. dated October 16, 2006 regarding Change in Title/Status of DB/Amendment to Brightcap Agreement (Incorporated by reference to Exhibit 10.30 filed with Form 10SB12G on November 14, 2006).
10.16	Promissory Note and Conversion Agreement for Mark Smith, dated January 1, 2007 (Incorporated by reference to Exhibit 10.31 filed with Form 10SB12G/A on February 1, 2007).
10.17	Promissory Note and Conversion Agreement for Bright Capital, Ltd., dated January 1, 2007 (Incorporated by reference to Exhibit 10.35 filed with Form 10SB12G/A on February 1, 2007).
10.18	Extension Agreement dated March 31, 2007 between the Company and Mark A Smith (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on April 3, 2007)
10.19	Form of Note dated March 31, 2007 in the amount of $151,645.89 in favor of Mark A. Smith (Incorporated by reference to Exhibit 10. 2 filed with Form 8-K filed on April 3, 2007)
10.20	Form of Note dated March 31, 2007 in the amount of $455.486.30 in favor of Bright Capital, Ltd. (Incorporated by reference to Exhibit 10.4 filed with Form 8-K filed on April 3, 2007)
10.21	Memorandum of Understanding with Kreider Farms (Incorporated by reference to Exhibit 99.1 filed with Form 8-K filed on February 27, 2008)
10.22	Subscription Agreement from Bright Capital, Ltd. (Incorporated by reference to Exhibit 99.1 filed with Form 8-K filed on June 3, 2008)

10.23	Amendment to 2006 Consolidated Incentive Plan (Incorporated by reference to Exhibit 99.2 filed with Form 8-K filed on June 3, 2008)
10.24	Agreement between the Company and Mark A. Smith dated May 31, 2008 (Incorporated by reference to Exhibit 99.3 filed with Form 8-K filed on June 3, 2008).
10.25	2007 Series AB Convertible Promissory Note (Incorporated by reference to Exhibit 99.1 filed with Form 8-K filed on June 19, 2008).
10.26	Promissory Note between Bion Environmental Technologies, Inc. and Dominic Bassani (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on September 30, 2008).
10.27	Promissory Note between Anthony Orphanos and Bion dated October 30, 2008, Guaranteed by Dominic Bassani (Incorporated by reference to Exhibit 10.3 filed with Form 8-K filed on November 13, 2008).
10.28	Addendum to Settlement Agreement and Release Stipulation from Bion, Bion Dairy and Mark Smith dated October 31, 2008 (Incorporated by reference to Exhibit 10.4 filed with Form 8-K filed on November 13, 2008).
10.29	Kreider Farms Agreement (September 25, 2008): REDACTED (Incorporated by reference to Exhibit 10.1 filed with Form 10-Q filed on November 14, 2008).
10.30	Amendment #3 to 2006 Consolidated Incentive Plan (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on January 6, 2009).
10.31	Agreement between Bright Capital, Ltd. and Dominic Bassani and Bion effective January 11, 2009 (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on January 15, 2009).
10.32	Agreement between Mark A. Smith and Bion effective January 12, 2009 (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on January 15, 2009).
10.33	Orphanos Extension Agreement dated January 13, 2009 (Incorporated by reference to Exhibit 10.3 filed with Form 8-K filed on January 15, 2009).
10.34	Lease Agreement between Ronald Kreider and Kreider Farms and Bion PA 1 LLC dated June 26, 2009 (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on July 2, 2009).
10.35	Capitalization Agreement between Bion Companies and Bion PA 1 LLC dated June 30, 2009 (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on July 2, 2009).
10.36	Extension Agreement with Mark A. Smith. (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on August 18, 2010).
10.37	Agreement with Edward Schafer (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on August 18, 2010).
10.38	Accepted Funding Offer (base loan agreement) (without exhibits) with PENNVEST for Kreider Farms Project Loan -- effective November 3, 2010 (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on November 3, 2010).
10.39	Short Form Agreement (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on November 22, 2010).
10.40	Resume of William O’Neill. (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on November 22, 2010).
10.41	Loan & Security Agreement with Milestone Bank (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on December 6, 2010).
10.42	O'Neill Employment Agreement (dated December 22, 2010) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on December 6, 2010).
10.43	Schafer Employment Agreement (dated December 21, 2010) (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on December 6, 2010).
10.44	Biography of Edward T. Schafer (Incorporated by reference to Exhibit 10.3 filed with Form 8-K filed on December 6, 2010).
10.45	Kreider Farms Clarification Agreement (Incorporated by reference to Exhibit 10.3 filed with Form 8-K filed on March 16, 2011).
10.46	Resignation of William O’Neill (effective May 13, 2011) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on May 13, 2011).
10.47	PADEP Certification of Kreider Poultry Credits (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on June 1, 2011).
10.48	Bassani/Bright Capital Extension Agreement (executed August 31, 2011) (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on September 2, 2011).
10.49	Smith Extension Agreement (executed August 31, 2011) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on September 2, 2011).
10.50	Bloom Employment Agreement (executed September 30, 2011) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on October 4, 2011).

10.51	Extension/Conversion Agreement with Smith and Bassani (dated March 31, 2012) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on April 4, 2012).
10.52	Memorialization of extension of Maturity of Bassani convertible deferred compensation (dated July 31, 2012) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on August 3, 2012).
10.53	Memorialization of Smith Extension Agreement (dated August 14, 2012) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on August 21, 2012).
10.54	Memorialization of Bassani Extension Agreement (dated August 14, 2012) (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on August 21, 2012).
10.55	Memorialization of Schafer Agreement (dated August 21, 2012) (Incorporated by reference to Exhibit 10.3 filed with Form 8-K filed on August 21, 2012).
10.56	Board Ratification dated May 5, 2013 (Incorporated by reference to Exhibit 10.1 filed with Form 10-Q filed on May 14, 2013).
10.57	Demand Promissory Note dated May 13, 2013 (Incorporated by reference to Exhibit 10.2 filed with Form 10-Q filed on May 14, 2013).
10.58	Pennvest Demand Letter (dated September 25, 2014) (Incorporated by reference to Exhibit 10.92 filed with Form 10-K filed on September 26, 2014).
10.59	Extension Agreement with Mark A. Smith (w/o exhibits) (February 10, 2015) (Incorporated by reference to Exhibit 10.1 filed with Form 10-Q filed on February 11, 2015).
10.60	Extension Agreement with Dominic Bassani (w/o exhibits) (February 10, 2015) (Incorporated by reference to Exhibit 10.2 filed with Form 10-Q filed on February 11, 2015).
10.61	Agreement with Edward Schafer (w/o exhibits) (February 10, 2015) (Incorporated by reference to Exhibit 10.3 filed with Form 10-Q filed on February 11, 2015).
10.62	Convertible Promissory Note between the Company and Dominic Bassani dated September 8, 2015 (Incorporated by reference to Exhibit 10.96 filed with Form 10-K filed on September 22, 2015).
10.63	Convertible Promissory Note between the Company and Edward Schafer dated September 8, 2015 (Incorporated by reference to Exhibit 10.97 filed with Form 10-K filed on September 22, 2015).
10.64	Convertible Promissory Note between the Company and Anthony Orphanos dated September 8, 2015 (Incorporated by reference to Exhibit 10.98 filed with Form 10-K filed on September 22, 2015).
10.65	Kreider Poultry Joint Venture Agreement (May 5, 2016) (Incorporated by reference to Exhibit 10.1 filed with Form 10-Q filed on May 9, 2016).
10.66	Bassani Warrant Purchase effective August 1, 2018 (Incorporated by reference to Exhibit 10.100 filed with Form 10-K filed on September 24, 2019).
10.67	Smith Warrant Purchase effective August 1, 2018 (Incorporated by reference to Exhibit 10.101 filed with Form 10-K filed on September 24, 2019).
10.68	Amendment #9 to 2006 Consolidated Incentive Plan, as amended (Incorporated by reference to Exhibit 10.102 filed with Form 10-K filed on September 24, 2019).
10.69	Lease (executed September 23, 2021) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on September 29, 2021).
10.70	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 filed with Form 10SB12G on November 14, 2006).
10.71	Buflovak/Hebeler Purchase Order (January 28, 2022)(without Technical Details and Standard Terms and Conditions) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on February 1, 2022)
10.72	Agreement with BioNTech SE re sale/purchase of domain name <biontech.com> (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on March 25, 2022)
10.73	Bion Environmental Technologies, Inc. 2021 Equity Incentive Award Plan. (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on January 4, 2022).
10.74	William O’Neill Employment Agreement (effective May 1, 2022) (without exhibits). (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on May 3, 2022).
10.75	Letter of Intent with Ribbonwire Ranch (July 20, 2022). (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on July 27, 2022).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically.
32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350. Furnished*
32.2	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350. Furnished*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Bion Environmental Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Bion Environmental Technologies, Inc. (the Company) as of June 30, 2023 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flow for the year then ended June 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and the results of its operations and its cash flow for the year then ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has yet to generate any revenue and has suffered recurring losses from operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Equity Transactions

As discussed in Note 6 and Note 7 to the financial statements, the Company has numerous equity-based agreements, including stock options and warrants issued for services and debt convertible into units (which include common stock and warrants). These agreements require management to estimate the value of options and warrants issued for services on the measurement date or include complicated calculations when debt is converted to equity. During the year ended June 30, 2023, the Company recorded stock-based compensation expense of $249,744, warrants issued for services of $62,563, warrant modifications of $154,932, and a $186,462 of debt converted to common stock.

Our audit procedures required a significant amount of time performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Those procedures included gaining an overall understanding of the Company’s process for estimating fair value and the related calculations. We read the related equity-based agreements verifying the terms of each agreement to the Company’s calculations and ensuring the mathematical accuracy. We evaluated the assumptions used by management to develop their estimates and considered the relevant accounting guidance.

/s/ Haynie & Company

We have served as the Company’s auditor since 2023.

Salt Lake City, Utah
September 28, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Bion Environmental Technologies, Inc.

Old Bethpage, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bion Environmental Technologies, Inc. (the “Company”) as of June 30, 2022, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows, for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Bion Environmental Technologies, Inc. as of June 30, 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

We have served as Bion Environmental Technologies, Inc. auditor since 2017.

Denver, Colorado

September 27, 2022

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2023	2022

ASSETS

Current assets:
Cash	$625,964	$3,160,442
Prepaid expenses	16,785	157,550
Deposits and other assets	6,000	1,000

Total current assets	648,749	3,318,992

Operating lease right-of-use asset	93,875	145,787
Property and equipment, net (Note 3)	6,851,009	2,895,558

Total assets	$7,593,633	$6,360,337

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$677,137	$1,360,644
Deferred compensation (Note 4)	864,781	594,798
Operating lease liability, current (Note 9)	75,000	—

Total current liabilities	1,616,916	1,955,442

Operating lease liability, long term (Note 9)	29,068	128,864
Convertible notes payable - affiliates (Note 6)	1,715,970	5,170,610

Total liabilities	3,361,954	7,254,916

Equity (deficit):
Common stock, no par value, 250,000,000 shares authorized, 48,044,790 and 43,758,820 shares issued, respectively; 47,340,480 and 43,054,511 shares outstanding, respectively	—	—
Additional paid-in capital	131,935,418	123,620,046
Subscription receivable - affiliates (Note 8)	(504,650)	(504,650)
Accumulated deficit	(127,236,663)	(124,047,548)

Total Bion's stockholders’ equity (deficit)	4,194,105	(932,152)

Noncontrolling interest	37,573	37,573

Total equity (deficit)	4,231,678	(894,579)

Total liabilities and deficit	$7,593,633	$6,360,337

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30, 2023 AND 2022

	2023	2022

Revenue	$—	$—

Operating expenses:
General and administrative (including stock-based compensation)	3,072,163	2,348,324
Depreciation	1,645	1,161
Research and development (including stock-based compensation)	82,759	200,691

Total operating expenses	3,156,567	2,550,176

Loss from operations	(3,156,567)	(2,550,176)

Other (income) expense:
Interest income	(5,836)	(5,625)
Interest expense	38,384	301,659
Gain on sale of domain	—	(902,490)
Gain on legal dissolution of subsidiary	—	(10,234,501)

Total other expense	32,548	(10,840,957)

Net income (loss)	(3,189,115)	8,290,781

Net loss attributable to the noncontrolling interest	—	1,544

Net income (loss) applicable to Bion's common stockholders	$(3,189,115)	$8,292,325

Net income (loss) applicable to Bion's common stockholders
per basic and diluted common share	$(0.07)	$0.20

Weighted-average number of common shares outstanding:
Basic and diluted	45,038,479	41,962,302

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

YEARS ENDED JUNE 30, 2022 AND 2021

	Bion's Stockholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in	Subscription Rec- -eivables for	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Shares	deficit	interest	equity/(deficit)
Balances, July 1, 2021	—	$—	—	$—	41,315,986	$—	121,399,067	$(504,650)	$(132,339,873)	$39,117	$(11,406,339)
Warrants exercised for common shares	—	—	—	—	2,315,550	—	1,736,662	—	—	—	1,736,662
Commissions on warrant exercises	—	—	—	—	66,860	—	(18,601)	—	—	—	(18,601)
Conversion of debt and liabilities	—	—	—	—	35,424	—	17,711	—	—	—	17,711
Issuance of units for services	—	—	—	—	25,000	—	27,500	—	—	—	27,500
Modification of warrants	—	—	—	—	—	—	8,337	—	—	—	8,337
Issuance of warrants	—	—	—	—	—	—	30,000	—	—	—	30,000
Vesting of options for services	—	—	—	—	—	—	419,370	—	—	—	419,370
Net income (loss)	—	—	—	—	—	—	—	—	8,292,325	(1,544)	8,290,781
Balances, June 30, 2022	—	$—	—	$—	43,758,820	$—	$123,620,046	$(504,650)	$(124,047,548)	$37,573	$(894,579)
Sale of units	—	—	—	—	1,321,530	—	1,906,230	—	—	—	1,906,230
Sales of common stock	—	—	—	—	2,000,000	—	2,000,000	—	—	—	2,000,000
Warrants exercised for common shares	—	—	—	—	175,114	—	131,335	—	—	—	131,335
Issuance of units for services	—	—	—	—	82,259	—	130,000	—	—	—	130,000
Issuance of warrants for services	—	—	—	—	—	—	62,563	—	—	—	62,563
Conversion of debt and liabilities	—	—	—	—	1,542,514	—	186,462	—	—	—	186,462
Vesting of options for employees and services	—	—	—	—		—	249,744	—	—	—	249,744
Commissions on sale of units	—	—	—	—	—	—	(86,400)	—	—	—	(86,400)
Modification of warrants - non-cash comp	—	—	—	—	—	—	154,932	—	—	—	154,932
Modification of warrants - interest	—	—	—	—	—	—	72,589	—	—	—	72,589
Debt modification	—	—	—	—	—	—	3,507,917	—	—	—	3,507,917
Net loss	—	—	—	—	—	—	—	—	(3,189,115)	—	(3,189,115)
Balances, June 30, 2023	—	$—	—	$—	48,880,237	$—	$131,935,418	$(504,650)	$(127,236,663)	$37,573	$4,231,678

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2023 AND 2022

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,189,115)	$8,290,781
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on legal dissolution of subsidiary	—	(10,234,501)
Depreciation expense	1,645	1,161
Accrued interest on loans payable, deferred compensation and other	38,384	319,523
Stock- based compensation	249,744	346,846
Stock-based compensation for services	130,000	—
Modification of warrants	154,932	—
Warrants issued for compensation for services	62,563	—
Decrease (increase) in prepaid expenses	140,765	(33,501)
Increase (decrease) in deposits in other assets	(5,000)	—
Increase (decrease) in accounts payable and accrued expenses	(879,618)	366,629
Decrease (increase) in operating lease assets and liabilities	27,116	(16,923)
Increase in deferred compensation	340,000	289,200

Net cash used in operating activities	(2,928,584)	(670,785)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,557,059)	(2,062,155)

Net cash used in investing activities	(3,557,059)	(2,062,155)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of units	3,906,230	—
Proceeds from sale of warrants	131,335	1,736,662
Commissions on sale of warrants	(86,400)	(18,601)
Commissions on sale of units	—	—
Redemption of Preferred Series B shares and interest	—	(41,000)

Net cash provided by financing activities	3,951,165	1,677,061

Net increase (decrease) in cash	(2,534,478)	(1,055,879)

Cash at beginning of year	3,160,442	4,216,321

Cash at end of year	$625,964	$3,160,442

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Non-cash investing and financing transactions:
Adjustment for debt modification	$3,507,917	$—
Conversion of debt and liabilities into common units	$186,462	$17,711
Conversion of debt and liabilities into notes payable	$23,943	$—
Conversion of deferred compensation to notes payable	$90,000	$190,000
Capitalized interest in property and equipment	$179,984	$32,000
Shares issued for warrant exercise commissions	$—	$50,145
Purchase of property and equipment for accounts payable	$220,052	$666,375

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2023 AND 2022

1.	ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT’S PLANS:

Organization and nature of business:

Bion Environmental Technologies, Inc.'s ("Bion," "Company," "We," "Us," or "Our") was incorporated in 1987 in the State of Colorado. Bion’s mission is to make livestock production more sustainable, profitable and transparent. We intend to accomplish this by deploying our Gen3Tech platform/business model (discussed below) in ventures focused on the ‘feeder’ space of the livestock production/value chain to provide the consumer with verifiably sustainable premium meat products (together with environmentally friendly, sustainable and/or organic co-products from the production process).  Bion believes this approach can create extraordinary value for our shareholders and employees (all of whom own securities in the Company) and for livestock/agriculture industry ‘partners’ who join us in our ventures. We anticipate pursuing the opportunity created by our third generation technology (“Gen3Tech”) and business/technology platform in conjunction with other industry practices (“Gen3Tech Platform” or “Platform”) utilizing a joint venture/strategic partner model. We believe our approach will improve the well-being of farmers, ranchers, feeders, etc. we work with and create value for our shareholders while improving the environment.

Our patented and proprietary technology provides advanced waste treatment and resource recovery for large-scale livestock production facilities (also known as “Concentrated Animal Feeding Operations” or “CAFOs"). Livestock production and its waste, particularly from CAFOs, has been identified as one of the greatest soil, air, and water quality problems in the U.S. today.  Application of our Gen3Tech”) can largely mitigate these environmental problems, while simultaneously improving operational/ resource efficiencies by recovering high-value co-products from the CAFOs’ waste stream. These waste ‘assets’ – nutrients and methane – have traditionally been wasted or underutilized and are the same ‘pollutants’ that today fuel harmful algae blooms, contaminate surface groundwater, and exacerbate climate change.

Bion’s business model and technology platform can create the opportunity for joint ventures (in various contractual forms) (“JVs”) between the Company and large livestock/food/fertilizer industry participants based upon the supplemental cash flow generated by implementation of our Gen3Tech business model, which cash flows will support the costs of technology implementation (including servicing related debt). To accomplish Bion’s goals, we anticipate the we will ‘partner’ with other technology companies who provide solutions for different links of the beef (and other livestock) value chain and with strategic partners up and down the supply chain.

We anticipate this will result in substantial long-term value for Bion. In the context of such JVs, we believe that the verifiable sustainable branding opportunities (conventional and organic) in meat will represent one of the largest enhanced revenue contributors provided by Bion to the JVs (and Bion licensees). The Company believes that the largest portion of its business with be conducted through such JVs, but a material portion may involve licensing and or other approaches.

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

 During the first half of 2022 Bion began pre-marketing our sustainable beef to retailers, food service distributors and the meat industry in the U.S.  In general, the response has been favorable. During July 2022, Bion announced a letter of intent (“Ribbonwire LOI”) to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with the Ribbonwire Ranch, in Dalhart, Texas (with a provision to expand to 60,000 head) (“Dalhart Project”). During January 2023 Bion announced a letter of intent (“Olson LOI”) to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with the Olson Feeders and TD Angus, near North Platte, Nebraska (with a provision to expand to 45,000 head or more) (“Olson Project”). During April 2023 Bion announced a letter of intent (“DVG LOI”) to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with Dakota Valley Growers near Bathgate, North Dakota (“DVG Project”). Based on our experience to date, we believe we will not have difficulty in securing participation in our Projects from additional feeders/cattlemen. The Olson, Dalhart and DVG Projects (and subsequent Projects) will be developed to produce blockchain-verified, sustainable beef in customized covered barns (resulting in reduced stress on cattle caused by extreme weather and temperatures and resulting higher feed/weight gain efficiency) with ongoing manure transfer (through slatted floors) to anaerobic digesters (AD) to capture nitrogen from the manure stream before loss to the atmosphere and generate renewable natural gas (RNG) for sale while remediating the environmental/carbon impacts usually associated with cattle feedlots and CAFOs. Bion’s patented Gen3Tech platform will refine the waste stream into valuable coproducts that include clean water, RNG, photovoltaic solar electricity and fertilizer (‘climate smart’ and/or organic) products. We anticipate converting these LOIs into definitive JV agreements and creating related distribution agreements with key retailers and food service distributors during the current fiscal year.

Our business plan is focused on executing multiple agreements and letters of intent related to additional sustainable beef JV projects over the next twenty-four (24) months while moving forward with the Initial Project (see below) and commencing development of one or more of the Dalhart/Olson/DVG Projects (“LOI Projects”)(and/or other Gen3Tech beef JV projects) while pursuing other opportunities in the livestock industry enabled by our Gen3Tech business model.  The LOI announcements have generated significant interest within the livestock industry (among ranchers, feedlot operators, farmers and other AG industry parties) and has led to and assisted our discussions with many major of the larger agriculture/livestock industry companies (including those involved with distribution and/or sales of meat products) in the country which are ongoing at this date. We believe that this interest, combined with consumer interest in ‘sustainable products’ and growing enthusiasm among some livestock industry parties for environmental/sustainable/regenerative practices, may provide Bion (and its partners/venturers) with an opportunity to move forward with a truly sustainable solution in this industry segment at a rapid pace.

During the past nine months, the Company has constructed (construction is largely completed) our 3GTech Ammonia Recovery System (‘ARS’) located near Fair Oaks, Indiana and begun operations of phase 1 of our Initial Project (our commercial scale demonstration facility) located near Fair Oaks, Indiana. We recently announced that announced the ARS has achieved and maintained controlled steady-state operations under a variety of conditions. When operated at steady state, the system produces an ammonium distillate (solution), the base of Bion’s nitrogen fertilizer products. Bion has begun optimizing the ARS’s operating parameters with the goal of meeting and/or exceeding the results needed for Bion’s economic models for large-scale commercial projects. The Company expects the current optimization phase will continue during the next quarter (or longer) and provide data required to support final design/engineering for commercial project modules. We believe this data will also provide additional potential stakeholders (cattle producers, cattle feeders, packers, distributors, retailers and financial institutions) with the information they need to proceed with confidence in collaborating with Bion on multiple new projects (see below).

The patented ARS is the core of Bion’s Gen3Tech platform. It recovers and upcycles problem ammonia contained in the effluent from anaerobic digestion (where methane is captured and more ammonia is released) of the livestock manure waste stream. The ARS captures the ammonia, minimizing its environmental impacts and creating low-carbon and/or organic nitrogen fertilizer products with it. Over during the next quarter, the Company intends to produce ammonium distillate at Fair Oaks in several concentrations and initiate the application process for organic certification for each concentration of liquid fertilizer product. Bion will produce a solid/granular nitrogen fertilizer product at the Initial Project (when the crystalizer module is ready for operation) which we believe will be both ‘Climate-Smart’ and ‘Water-Smart’ – a pure nitrogen fertilizer with a low carbon footprint, that is water soluble and readily available to plants. Samples of the granular product will also be utilized to support organic certification applications. See Fertilizer---Organic and ‘ClimateSmart’ below.

During the next three - six/ months, the Company intends to fully complete construction of the Initial Project’s phase 1, including the crystalizer module, and continue the optimization operations. Bion expects the Initial Project data will document the effectiveness of our Gen3Tech in a commercial-scale setting during the current fiscal year and support development of the LOI Projects (and/or other Gen3Tech beef JV projects) commencing later this fiscal year.  We do not presently know the order in which these JV Projects will be developed as that decision will be made based on many factors not yet in place. We believe the Initial Project data will also provide additional potential stakeholders (cattle producers, cattle feeders, packers, food distributors and retailers and financial institutions) with the information they need to proceed with confidence in collaborating with Bion on multiple new projects (see below).

Bion is now focused primarily on: i) completion of development/construction and operation of the Initial Project, our initial commercial-scale Gen3Tech installation, and optimization of its operational parameters, ii) pre-development plan of the LOI Projects (and/or other Gen3Tech beef JV projects) including steps toward distribution agreements, iii) developing applications and markets for its low carbon ‘ClimateSmart’ and organic fertilizer products (including listings/certifications of multiple liquid and solid products) and its sustainable (conventional and organic) animal protein products, and iv) discussions regarding initiation and development of agreements and joint ventures (“JVs” as discussed herein) (and related Projects) based on the augmented capabilities of our Gen3Tech business platform (in the sustainable beef and other livestock segments), while (v) continuing to pursue business opportunities related to large retrofit projects (such as the Kreider poultry project JV described below) and vi) ongoing R&D activities.

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

From 2016 to 2021 fiscal years, the Company focused most of its activities and resources on developing, testing and demonstrating the third generation of its technology and technology platform (“Gen3Tech”) that was developed with an emphasis producing more valuable co-products from the waste treatment process, including renewable natural gas and ammonium bicarbonate, a low-carbon, organic ’pure’ nitrogen fertilizer product, while raising sustainable livestock.

The $175 billion U.S. livestock industry is under intense scrutiny for its environmental and public health impacts – its ‘environmental sustainability’-- at the same time it is struggling with declining revenues and margins (derived in part from clinging to its historic practices and resulting limitations and impacts) which threaten its ‘economic sustainability’. Its failure to adequately respond to consumer concerns including food safety, environmental impacts, and inhumane treatment of animals have provided impetus for plant-based alternatives such as Beyond Meat and Impossible Burger (and many others) being marketed as “sustainable” alternatives for this growing consumer segment of the market (despite the lack of verifiably sustainable attributes).

The Company believes that its Gen3Tech, in addition to providing superior environmental remediation, creates opportunities for large scale production of i) verifiably sustainable-branded conventional livestock products and ii) verifiably sustainable organic-branded livestock products, both of which will command premium pricing (in part due to ongoing monitoring and third-party verification of environmental performance which will provide meaningful assurances to both consumers and regulatory agencies). Each of these two distinct market segments (which the Company intends to pursue in parallel) presents a production/marketing opportunity for Bion (but the former is far larger). Our Gen3Tech will also produce (as co-products) biogas, solar photovoltaic electricity in appropriate locations, and valuable low carbon/organic fertilizer products, which can be utilized in the production of organic grains for use as feed for raising organic livestock (some of which may be utilized in the Company’s JV projects) and/or marketed to the growing organic fertilizer market.

During 2022-23, the Company entered into 3 LOIs setting forth the parties’ intention to negotiate joint venture agreement (“JVA”) and enter into joint ventures (“JV”) to develop and operate 15,000 head integrated, sustainable beef facilities (with future expansion under consideration) including:

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

c)	a Bion Gen3Tech module (which will utilize the recycled CO2 to increase ammonia nitrogen/ammonium bicarbonate recovery) for the production of ammonia nitrogen fertilizer for use in organic and/or ‘ClimateSmart’ low carbon crop production (plus residual organic solids and clean water),

d)	which will produce verifiably sustainable beef products with USDA certified branding.

The opportunity presented by the LOIs to commercialize the Company’s Gen3Tech and business model matured more quickly than anticipated (reflecting strong industry and public momentum in favor of verifiably sustainable food ventures). As a result, we have shifted our plans to focus resources and make our initial 15,000 head operation a reality as soon as possible.

To place the LOI Projects in the context of Company’s business plan (and our prior public disclosure), if the contemplated ventures moves forward on the timelines currently contemplated, active development of the the initial LOI Project will commence during 2024.

Prior to such activity, the Company has constructed and commenced operate of the initial phase of our previously discussed Gen3Tech demonstration project near Fair Oaks, Indiana (“Initial Project”): i) to validate our existing data and modeling at commercial scale and ii) to optimize the Bion Gen3Tech module for finalization of design parameters and fabrication details of our planned 15,000 head commercial facilities (including the LOIProjects). For the purposes of this initial phase, the Company, in order to accelerate the data acquisition phase, is utilizing anaerobic digester effluent from the nearby/contiguous Fair Oaks dairy. Thereafter, the Company will evaluate what, if any, additional facilities and testing will take place at that location.

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

During late September 2021, Bion entered into a lease for the development site of the Initial Project, our initial commercial scale Gen3Tech project, which Initial Project will be located on approximately four (4) acres of leased land near Fair Oaks, Indiana, and a related agreement regarding disposal of certain manure effluent with the Curtis Creek Dairy unit of Fair Oaks Farms (“FOF”). Design and pre-development work commenced during August 2021 and preliminary surveying, site engineering and other work is now underway along with site-specific engineering and design work. The Initial Project was initially planned to be an environmentally sustainable beef cattle feeding facility, equipped with state-of-the-art housing and Bion’s 3G-Tech platform to provide waste treatment and resource recovery. Bion has designed the project to house and feed approximately 300 head of beef cattle. If all phases of the Initial Project are constructed, the facility will include Bion’s Gen3Tech platform including: i) covered barns (possibly including roof top solar photovoltaic generation), ii) anaerobic digestion for renewable energy recovery, iii) livestock waste treatment and resource recovery technology, iv) Bion’s ammonium bicarbonate recovery and crystallization technology and iv) data collection software to document system efficiencies and environmental benefits (with the Bion Gen3Tech facilities capable of treating the waste from approximately 1,500 head). The facility is large enough to demonstrate engineering capabilities of Bion’s Gen3Tech at commercial scale, but small enough that it can be constructed and commissioned relatively quickly. Originally, construction and onsite assembly operations were targeted to commence sometime late in 2022, however, supply chain backlogs (many pandemic-associated) delayed delivery dates for core modules of the Bion system to the site until during January 2023. Construction has been substantially completed related to Phase 1 of the Initial Project, shakedown operations undertaken and the operation is now focused on optimization of operation parameters. See Note 3 “Property and Equipment” and Note 12 “Subsequent Events” (for activities since the start of the first quarter of the 2024 fiscal year).

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

Specifically, the Initial Project was designed/developed to provide and/or accomplish the following:

i.	Proof of Gen3Tech platform scalability

-	Document system efficiency and environmental benefits and enable final engineering modifications to optimize each unit process within the Bion Gen3Technology platform.

-	Environmental benefits will include (without limitation) renewable energy production (natural gas recovery from AD and solar electric from integrated roof top photovoltaic generation); nutrient recovery and conversion to stable organic fertilizer; pathogen destruction; water recovery and reuse; air emission reductions.

ii.	Use Bion’s data collection system to support 3rd party verified system efficiency requirement to qualify for USDA Process-Verified-Program (PVP): certification of sustainable branded beef (and potentially pork) product metrics.

iii.	Produce sufficient ammonium bicarbonate nitrogen fertilizer (“AD Nitrogen”) in liquid and solid forms for commercial testing by potential joint venture partners and/or purchasers, for university growth trials and to provide samples (and related documentation) to support applications for organic and/or ‘ClimateSmart’ certifications.

iv.	Produce sustainable beef products for initial test marketing efforts.

On January 28, 2022 Bion Environmental Technologies, Inc. (‘Bion’), on behalf of Bion 3G1 LLC (‘3G1’), a wholly-owned subsidiary, entered into a Purchase Order Agreement with Buflovak and Hebeler Process Solutions (collectively ‘Buflovak’) in the amount of $2,665,500 (and made the initial 25% payment ($666,375) for the core of the ‘Bion System’ portion (without the crystallization  modules which will be ordered and fabricated pursuant to subsequent agreements) of the previously announced 3G Tech Initial Project. This Purchase Order encompasses the core of Bion’s 3G Technology. Subsequent agreements were executed with engineering firms, contractors and other entities related to the construction of the Initial Project. The Company received progress billing in March 2022 and June 2022 for the second and third 25% installments, both of which have been paid as of the filing date. On January 17, 2023 the Company received an invoice from Buflovak for $533,100 which was paid on March 1, 2023 and on April 24,203 for $83,275 which was paid on May 2, 2023 bringing the aggregate payments to $2,615,500 as of the date of this filing. There remaining $50,000 open on the Purchase Order has been billed on July 26,2023. In addition to the Purchase Order, the Company has incurred additional costs of $4,182,260 on the Initial Project for capitalized interest and costs, non-cash compensation and consulting fees. $3,962,207 has been paid and $220,053 has been billed and not yet been paid.

The Initial Project will be carried out in stages with phase one focused largely on portions of items i. and iii. set forth above.

Upon completing the primary goals of phase 1 of the Initial Project (coupled with obtaining organic certifications(s) for our liquid and/or solid ammonium bicarbonate fertilizer product lines), Bion expects to be ready to move forward with its plans for development of much larger facilities including the LOI Projects, including final design of its Gen3Tech modules. The Company anticipates that discussions and negotiations it has begun (together with additional opportunities that will be generated over the next 12-24 months) regarding potential JVs with strategic partners in the financial, livestock and food distribution industries to develop large scale projects will continue during the optimization operations of the Initial Project with a 2024 goal of establishing multiple JV’s for large scale projects that will produce sustainable and/or sustainable-organic corn-fed beef. These products will be supported by a USDA PVP-certified sustainable brand that will, initially, highlight reductions in carbon and nutrient footprint, as well as pathogen reductions associated with foodborne illness and antibiotic resistance, along with the organic designation where appropriate. Bion has successfully navigated the USDA PVP application process previously, having received conditional approval of its 2G Tech platform (pending resubmission and final site audits), and is confident it will be successful in qualifying its Gen3Tech platform.

After the basic technology start-up milestones of the Initial Project (primarily optimization and steady-state operations of the core modules of our Gen3Tech platform) have been met, the Company will determine whether to complete the entire Initial Project as originally designed at that location or the relocate the core modules to an alternative permanent location. The Company has engaged in discussion with the University of Nebraska-Lincoln to jointly develop an integrated beef facility based on Bion’s Gen3Tech and business model at its Klosterman Feedyard Innovation Center (“KFIC”) (or other mutually agreed upon location) which facility would include innovative barns, an anaerobic digester and a Bion Gen3Tech system to conduct ongoing research and development related thereto and the KFIC is a possible site for the long-term re-location of the core modules. This venture, if it moves forward, is anticipated to include joint preparation of applications for grants and other funding from the USDA (‘climate smart’ program, rural development, etc.) and other sources. The Company will also evaluate re-locating the core module of the Initial Project to Dalhart, Texas, where it might be integrated into the first phases of the Dalhart Project and/or other locations.

The Company’s initial ammonium bicarbonate liquid product completed its Organic Materials Review Institute (“OMRI”) application and review process with approval during May 2020. Applications for our first solid ammonium bicarbonate product line have been filed with OMRI, the California Department of Food & Agriculture (“CDFA”) and the Iowa Organic Program (“IOP”) and are in the review processes (which is likely to require an extended period of time and multiple procedural steps, in part due to the novel nature of our Gen3Tech in the context of organic certifications). See “Fertilizer– Organic and ‘ClimateSmart’” below.

Additionally, the Company believes there will also be opportunities to proceed with selected ‘retrofit projects’ of existing facilities (see ‘Gen3Tech Kreider 2 Poultry Project’ below as an example) in the swine, dairy and poultry industries utilizing our Gen3Tech.

Bion believes that substantial unmet demand currently exists– potentially very large – for ‘real’ meat/dairy/egg products that offer the verifiable/believable sustainability consumers seek, but with the taste and texture they have come to expect from American beef and pork, dairy and poultry. Numerous studies demonstrate the U.S. consumers’ preferences for sustainability. For example, 2019 NYU Stern’s Center for Sustainable Business study found that ‘products marketed as sustainable grew 5.6 times faster than those that were not…’ and that ‘…in more than 90 percent of consumer-packaged-goods (CPG) categories, sustainability-marketed products grew faster than their conventional counterparts.’ Sales growth of plant-based alternatives, including both dairy and more recently ground meat (Beyond Meat, Impossible Foods, etc.) have shown that a large, but apparently limited, segment of consumers is choosing seemingly sustainable offering, and are also willing to pay a premium for it. Tyson Foods, in the context of launching its Brazen beef initiative, recently said, “consumers would be willing to pay at least 24 percent more for environmentally friendly, sustainable options at retail.” Numerous studies also support the consumers’ ‘willingness-to-pay’ (WTP) for sustainable choices, including a recent meta-analysis of 80 worldwide studies with results that calculate the overall WTP premium for sustainability is 29.5 percent on average.

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

Advocacy groups targeting livestock and the beef industry have recently been joined by competitors that produce animal protein alternatives in seeking to exploit the industry’s environmental and economic weaknesses. Their global anti-meat messaging has had a substantial chilling effect on the relationships the beef industry has with its institutional investors; retail distributors, such as fast-food restaurants; and mostly, its consumers. Led by the United Nations Food and Agriculture Organization, a coordinated anti-meat messaging campaign has targeted consumers worldwide, primarily focused on the industry’s impacts on climate change. A 2018 NielsenIQ Homescan survey last year found that 39% of Americans are actively trying to eat more plant-based foods. Some of the recent growth in plant-based proteins results from increasing lactose intolerance and other health concerns; however, most of that growth is attributed to consumers’ growing concerns for the environmental impacts of real meat and dairy. Several large US companies that have traditionally focused on livestock production, including Cargill, ADM, Perdue Foods, and Tyson, have also recently entered the plant protein space. While meat alternatives, especially plant-based protein producers like Beyond Meat and Impossible Foods, have been heavily promoted (by themselves and the media) and enjoyed remarkable initial sales growth, recently, sales have flattened and/or declined over the past 18 months. It should be noted that these plant-based protein producers are primarily expected to be able to serve the ground/ processed meat market, which represents only about 10 percent of the overall animal protein market. Further, there has recently been pushback to these plant-based products, focusing on their highly processed nature and unproven health benefits, scalability/ pricing, and their uncertain carbon footprint---and market growth rates have substantially slowed and may have already plateaued and/or peaked. There have also been several companies recently enter the cellular and 3D-printed meat arena. While facing myriad challenges and further out on the development timeline, some people believe cellular agriculture (aka cultured, clean, lab-grown, cultivated) meat may have the potential to service a much larger percentage of the market than plant-based protein, including cuts like steaks, chops and roasts, but the likely cost remains very uncertain at this point.

In terms of changing customer preferences, ‘saving the planet’ has proven to be a more compelling argument than the traditional animal activism/ welfare pitch. To date, the primary beef ‘industry response’ to this has been grass-fed beef, which is regarded as a generally more sustainable offering than grain-fed (largely without empirical evidence). However grass-fed beef has had only limited acceptance in U.S. markets, because it is less flavorful and tougher than the traditional corn-fed beef consumers have grown to enjoy. Sustainability initiatives have been launched by large US livestock producers (including Tyson’s very recent ‘Brazen’ program), but it is not yet possible to determine the extent the attributes of such products will be substantive and verifiable rather than completely ‘modeled’ and largely public relations ‘greenwashing’.

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

Sustainable Beef

Bion’s goal is to be one of the ‘first to market’ with meaningfully verified sustainable beef products that can be produced at sufficient scale to service national market demand. The cattle produced at Bion facilities will have a substantially lower carbon footprint, dramatically reduced nutrient impacts to water, and an almost total pathogen kill in the waste stream. Further, the economics of producing these cattle (including the cost of the facility/technology upgrade) will be greatly enhanced by the revenue realized from the recovery of valuable resources, including renewable energy, high-value fertilizer products, and clean water.

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

Sustainable Organic Beef

Bion also believes it may also have a unique opportunity to produce, at scale, affordable corn-fed organic beef that is also certified as sustainable. In addition to the sustainable practices described above, organic-sourced beef cows would be finished on organic corn, which would be produced using the ammonium bicarbonate fertilizer captured by the Gen3Tech platform. Bion believes its meat products will meet consumer demands with respect to sustainability and safety (organic) and provide the tenderness and taste American consumers have come to expect from premium conventional American beef. Such products are largely unavailable in the market today. We believe Bion’s unique ability to produce the fertilizer needed to grow a supply of relatively low-cost organic corn, and the resulting opportunity to produce organic beef, will dramatically differentiate us from potential competitors. This organic opportunity is dependent on successfully establishing Bion’s fertilizer products as acceptable for use in organic grain production.

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

Fertilizer: Organic and ‘Climate Smart’

The Company has focused a large portion of its activities on developing, testing and demonstrating the 3rd generation of its technology and technology platform (“Gen3Tech”) with emphasis on increasing the efficiency of production of valuable co-products from the waste treatment process, including ammonia nitrogen in the form of low carbon and/or organically certified soluble nitrogen fertilizer products. The Company’s low concentration ammonium bicarbonate liquid product successfully completed its Organic Materials Review Institute (“OMRI”) application and review process with listing approval during May 2020. During the next 3-4 months the Company intends to file applications with OMRI and the California Department of Food & Agriculture (“CDFA”) for a line of higher concentration liquid ammonium nitrogen products ( ranging from 6% up to 16% (or higher)) based on production of liquid samples during operation of the Initial Project over the next 2 months. The Company anticipates applying for and obtaining one or more listings/certifications for higher concentration products in our liquid ammonium nitrogen fertilizer line well prior to operational dates for the Company’s initial large scale JV Gen3Tech Sustainable Beef Projects.

Additionally, the Company intends to explore the market potential for its fertilizer (in liquid and/or solid forms) to be a verifiably ‘ClimateSmart’ product (potentially a much larger market than the organic market) with focus on higher value specialty crops. This will require working with industry and academic entities to develop appropriate metrics and producing a ‘life cycle assessment’ (LCA) for Bion’s ammonium nitrogen fertilizer product which can be compared to conventional nitrogen fertilizer products. Bion’s processes will capture and utilize CO2 in the waste stream (including CO2 produced with the renewable natural gas (RNG) by anaerobic digestion that is usually vented to the atmosphere) as stabilizing agent thereby potentially creating carbon offsets compared to natural gas utilized as feedstock in chemical ammonia production which reduction will be reflected in the LCA. This LCA will assess environmental impacts associated with fertilizer production in support of the beef cattle supply chain for both the existing conventional approach (primarily fossil fuel-based Haber-Bosch production methods) and the largely decarbonized Bion production approach. We believe a series of coincident yet significant LCA benefits accrue from Bion’s patented fertilizer production approach including the reduced loss of ammonia to the environment via air (volatilized) and water (nitrate in groundwater) pathways, recycled/reused water, elimination of pathogens, the production of renewable natural gas, the production solar energy from photovoltaic panels on barn roofs, enhanced animal welfare practices and reduced animal husbandry risks from extreme weather events. Bion believes that current evaluations of the carbon impact from feedlot operations materially underestimate the negative impacts because existing models do not properly include significant ‘downstream’ carbon impacts of required energy intensive waste water treatment for re-deposited ammonia nitrogen. If the Company determines there is a significant ‘ClimateSmart’ opportunity for our fertilizer products, such an LCA can be completed (based in part on data from the Initial Project) and support marketing efforts well prior to operational dates for the Company’s initial large scale JV Gen3Tech projects.

Ammonium bicarbonate, manufactured using thermal and mechanical processes, has a long history of use as a fertilizer. In addition to liquid ammonium nitrogen fertilizer, Bion’s Gen3Tech is capable of recovering nitrogen in the form of solid ammonium bicarbonate products containing up to 18%-22% (or higher) nitrogen in a crystalline form that is easily transported (while producing liquids with various percentages of ammonium bicarbonate nitrogen during interim stages of the process). This solid product is water soluble and provides a readily available nitrogen source for crops. It will contain virtually none of the other salt, iron and mineral constituents of the livestock waste stream that often accompany other organic fertilizers. This product is being developed to fertilizer industry standards so that it that can be precision-applied to crops using existing equipment. Bion believes that this product will potentially have broad applications in the production of organic and/or ClimateSmart grains for livestock feed, row crops, horticulture, greenhouse and hydroponic production, and potentially retail lawn and garden products.

The ammonium bicarbonate products (liquid and solid) produced by Bion’s Gen3Tech platform will enjoy a dramatically lower carbon footprint than synthetic nitrogen fertilizers. Much of the reactive nitrogen captured and upcycled into our fertilizer products was going to be lost through volatilization and runoff, and that loss would generally need to be offset with a synthetic nitrogen fertilizer, such as anhydrous ammonia or urea. These synthetic nitrogen products are produced through the Haber-Bosch (and other) synthetic processes, which converts hydrogen and atmospheric nitrogen to ammonia, with methane from fossil fuels as the energy source. It is an extremely energy-intensive process with a carbon footprint that, while not yet fully understood, is widely accepted to by very large. While a complete Life Cycle Assessment (LCA) of carbon impacts from synthetic fertilizer production is not yet available, according to the Institute for Industrial Productivity, its production alone is responsible for approximately 1 percent of total global CO2 emissions. To the extent that Bion can capture and repurpose the nitrogen traditionally lost from livestock waste, that carbon cost will no longer need to be paid by the environment/climate.

Applications for our first solid form of concentrated ammonia, soluble nitrogen fertilizer product line were filed with OMRI (filed during May 2021) and CDFA (filed during May 2022) without success to date. After an extended review processes (which was largely opaque), the OMRI application proceeded through multiple stages without receiving a positive result. We have initiated an informal dialogue with CDFA regarding the basis for and re-consideration of its initial determination and anticipate submitting additional supporting materials to CDFA during the next 30 days. The Company’s solid product line is novel (in the context of organic certification) in part due to the fact that no formal listing category currently in the organic space for a solid form of concentrated ammonia, soluble nitrogen fertilizers and there is no clear guidance at present from internal policy manuals on how to categorize this product and the process that produces it. There is also no clear guidance at present from either the NOP or the National Organic Standards Board (“NOSB”) (which is currently involved in a related review and recommendations process regarding ‘high nitrogen liquid fertilizers’ derived from ammonia from manure). The Company and its representatives, along with a number of other organic fertilizer stakeholders, are involved in discussions regarding resolution of these matters at all three levels. The Company intends to continue efforts to obtain listing/certification for its solid nitrogen fertilizer line over the course of this fiscal year.

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

Technology Deployment: Bion Gen3Tech

In the absence of firm regulatory mandates, widespread deployment of waste treatment technology, and the sustainability it enables, is largely dependent upon generating sufficient additional revenues to offset the capital and operating costs associated with technology adoption. Bion’s Gen3Tech business platform has been developed to create opportunities for such augmented revenue streams, while providing third party verification of sustainability claims. The Gen3Tech platform has been designed to maximize the value of co-products produced during the waste treatment/recovery processes, including pipeline-quality renewable natural gas (biogas) and commercial fertilizer products approved for organic production and/or certified as ‘ClimateSmart’. All processes will be verifiable by third parties (including regulatory authorities and certifying boards) to comply with environmental regulations and trading programs and meet the requirements for: a) renewable energy and carbon credits, b) organic certification of the fertilizer coproducts and c) USDA PVP certification of an ‘Environmentally Sustainable’ brand (see discussion above and below), and d) payment for verified ecosystem services. The Company’s first patent on its Gen3Tech was issued during 2018. In August 2020, the Company received a Notice of Allowance on its third patent which significantly expands the breadth and depth of the Company’s Gen3Tech coverage. The Company has additional applications pending and/or planned.

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

The livestock industry and its markets are already changing. With our commercial-ready technology and business model, Bion believes it has a ‘first-mover advantage’ over others that will seek to exploit the opportunities that will arise from the industry’s inevitable transformation. Bion anticipates moving forward with the development process of its initial commercial installations utilizing its Gen3Tech, during the current 2024 fiscal year. We believe that Bion’s Gen3Tech platform and business model can provide a pathway to true economic and environmental sustainability with ‘win-win’ benefits for at least a premium sector of the livestock industry, the environment, and the consumer, an opportunity which the Company intends to pursue.

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

Going concern and management’s plans:

The Company’s audited financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and generated/incurred a net income of $8,292,000 for the year ended June 30, 2022 and a net loss of approximately $3,189,000 during the year ended June 30, 2023. The net income for the year ended June 30, 2022 was largely due to a one-time, non-cash event of the dissolution of PA-1 resulting in a gain of approximately $10,235,000 as well as a one-time gain of $902,000 from the sale of the Company’s ‘biontech.com’ domain pursuant to a purchase agreement during the period. At June 30, 2023, the Company has a working deficit and a stockholders’ equity of approximately $968,000 and $4,194,000, respectively. During the year ended June 30, 2023 the Company had debt modifications that resulted in a reduction of debt of $3,522,000 and an increase in equity in the same amount. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management’s plans with regard to these conditions.

The Company continues to explore sources of additional financing (including potential agreements with strategic partners – both financial and ag-industry) to satisfy its current and future operating and capital expenditure requirements as it is not currently generating any significant revenues.

During the years ended June 30, 2023 and 2022, the Company received gross proceeds of approximately $4,038,000 and $1,737,000, respectively, from the sale of its debt and equity securities. The company paid commissions on the exercise of warrants in the amount of $86,000 and $19,000 in 2023 and 2022, respectively.

During fiscal years 2023 and 2022, the Company faced less difficulty in raising equity funding (but was subject to substantial equity dilution from the larger amounts of equity financing during the periods) than was experienced in the prior 3 years. However, this positive trend did not continue during the last quarter of the 2023 fiscal year and first quarter of the current fiscal year (to date). The Company raised only raised very limited equity funds during such periods to meet its some of its immediate needs, therefore, the Company needs to raise additional funds in the upcoming periods. The Company currently faces substantial increases in demand for capital and operating expenditures for the fiscal year 2024 to date (and we anticipate such increased demands will continue during the remainder of the 2024 fiscal year and periods thereafter) as it moves toward commercial implementation of its 3G Tech and development of JVs (including costs associated with additions of personnel to carry out the business activities of the Company) and, therefore, is likely to continue to face, significant cash flow management issues due to limited capital resources and working capital constraints which had only recently begun to be alleviated. As a result, the Company has faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring most of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 5 and 7 to Financial Statements) and members of the Company's senior management have from time to time made loans to the Company and may need to do so in future periods. Note that, to deal with earlier capital constraints, during the year ended June 30, 2018, senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000. Additionally, the Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again during the year ended June 30, 2018. As set forth in detail elsewhere herein, during the year ended June 30, 2023 senior management (and family members) who held convertible obligations of the Company adjusted the terms of their outstanding notes and agreed to debt modifications that reduced of the Company’s debt by $3,522,000 and increased shareholders equity by the same amount. The constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company’s efforts to develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company is able to raise needed funds during the remainder of the current fiscal year (and subsequent periods), of which there is no assurance, management will not need to consider deeper cuts (including additional personnel cuts) and/or curtailment of ongoing activities including research and development activities.

The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects (including operations at the Initial Project, JV Projects (including the Dalhart/Olson/DVG Projects), and the Kreider 2 facility) and CAFO Retrofit waste remediation systems. The Company anticipates that it will seek to raise from $20,000,000 to $80,000,000 or more debt and/or equity through joint ventures, strategic partnerships and/or sale of its equity securities (common, preferred and/or hybrid) and/or debt (including convertible) securities, and/or through use of ‘rights’ and/or warrants (new and/or existing) and/or through other means during the next twelve months. However, as discussed above, there is no assurance, especially in light of the difficulties the Company has experienced in many recent years and the extremely unsettled capital markets that presently exist for small companies like us, that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business and Projects.

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

Covid-19 pandemic related matters:

The Company faces many risks and uncertainties and factors beyond our control that have been magnified during the current Covid-19 pandemic and the unique economic, financial, governmental and health-related conditions in which the Company, the country and the entire world now reside. To date the Company has experienced direct impacts in various areas including but without limitation: i) government ordered shutdowns which have slowed the Company’s research and development projects and other initiatives, ii) shifted focus of state and federal governments which is likely to negatively impact the Company’s legislative initiatives in Pennsylvania and Washington D. C., iii) strains and uncertainties in both the equity and debt markets which have made discussion and planning of funding of the Company and its initiatives and projects with investment bankers, banks and potential strategic partners more tenuous, iv) strains and uncertainties in the agricultural sector and markets have made discussion and planning more difficult as future industry conditions are now more difficult to assess and predict, v) constraints due to problems experienced in the global industrial supply chain since the onset of the Covid-19 pandemic, which have delayed certain research and development testing and have delayed and/or increased the cost of construction of the Company’s initial 3G Tech installation as equipment/services remain difficult to acquire in a timely manner, vi) due to the age and health of our core management team, many of whom are age 70 or older and have had one or more existing health issues (including brief periods of Covid-19 infection), the Covid-19 pandemic places the Company at greater risk than was previously the case (to a higher degree than would be the case if the Company had a larger, deeper and/or younger core management team), and vii) there almost certainly will be other unanticipated consequences for the Company as a result of the current pandemic emergency and its aftermath.

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

Bion PA1 LLC was dissolved on December 29, 2021 (See Note 5). Its operating losses are included in the consolidation through December 29, 2021.

Cash and cash equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents. As of June 30, 2023 and June 30, 2022 there are no cash equivalents.

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

Income (Loss) per share:

Basic income (loss) per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the income (loss) per share or increase the earnings per share. During the years ended June 30, 2023 and 2022, the basic and diluted income (loss) per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants and options (as if exercised) and convertible securities (as if converted) that have been excluded from the calculation of basic income (loss) per share:

	June 30, 2023	June 30, 2022
Warrants	22,543,765	20,778,635
Options	12,006,600	11,201,600
Convertible debt	9,922,769	10,686,065
Convertible preferred stock	—	—

The following is a reconciliation of the denominators of the basic and diluted income (loss) per share computations for the years ended June 30, 2023 and 2022:

	Year ended June 30, 2023	Year ended June 30, 2022
Shares issued – beginning of period	43,758,820	41,315,986
Shares held by subsidiaries (Note 7)	(704,309)	(704,309)
Shares outstanding – beginning of period	43,054,511	40,611,677
Weighted average shares issued during the period	1,983,968	1,350,625
Diluted weighted average shares – end of period	45,038,479	41,962,302

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

3.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	June 30, 2023	June 30, 2022
Computers and office equipment	15,156	13,598
Initial Project: construction in process	6,847,760	2,892,222
Property and equipment, gross	6,862,916	2,905,820
Less accumulated depreciation	(11,907)	(10,262)
Property and equipment, net	$6,851,009	$2,895,558

The 3G1 project (“Initial Project”) began in July of 2021, with a lease signed on land October 1, 2021 (Note 9). Once the lease commenced the Company moved into construction phase. The balance for the Initial Project construction in process includes $211,984 for capitalized interest and $135,648 in non-cash compensation as of June 30, 2023.

Management has reviewed the remaining property and equipment for impairment as of June 30, 2023 and believes that no impairment exists.

Depreciation expense was $1,645 and $1,161 for the years ended June 30, 2023 and 2022, respectively.

4.       DEFERRED COMPENSATION:

The Company owes deferred compensation to various employees, former employees and consultants totaling $864,781 and $594,798 as of June 30, 2023 and 2022, respectively. Included in the deferred compensation balances as of June 30, 2023, are $527,058 and $20,167 owed Dominic Bassani (“Bassani”), the Company’s Chief Operating Officer (who was Chief Executive Officer until through April 30, 2022), and Mark A. Smith (“Smith”), the Company’s President, respectively, pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, accrues interest at 4% per annum and can be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month. The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month. The deferred compensation owed Bassani and Smith as of June 30, 2022 was $437,508 and $10,000, respectively. The Company also owes various consultants and an employee, pursuant to various agreements, for deferred compensation of $105,056 and $74,790 as of June 30, 2023 and 2022, respectively, with similar conversion terms as those described above for Bassani and Smith, with the exception that the interest accrues at 0% to 3% per annum. The Company also owes a former employee $72,500, which is not convertible and is non-interest bearing. Bassani and Smith have each been granted the right to convert up to $300,000 of deferred compensation balances at a price of $0.75 per share until June 30, 2024 into common shares (to be issued pursuant to the 2006 Plan). Smith also has the right to convert all or part of his deferred compensation balance into the Company’s securities (to be issued pursuant to the 2006 Plan) “at market” and/or on the same terms as the Company is selling or has sold its securities in its then current (or most recent if there is no current) private placement. Smith also received the right to transfer future deferred compensation to his 2020 Convertible Obligation at his election but such right is no longer in force.

Bill O’Neill has a balance of $140,000 and $20,000 at June 30, 2023 and 2022, respectively. There is no interest or conversions on the deferred balance. During the year ended June 30, 2023, Smith elected to add $90,000 of deferred compensation to his 2020 Convertible Note.

The Company recorded interest expense of $19,983 ($17,716 with related parties) and $16,390 ($15,537 with related parties) for the years ended June 30, 2023 and 2022, respectively.

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

6.       CONVERTIBLE NOTES PAYABLE - AFFILIATES:

Adjusted 2020 Convertible Obligations and Adjusted September 2015 Convertible Notes

Effective February 1, 2023, three (3) directors/officers of the Company agreed to adjust the provisions of long term convertible obligations (including most of the 2020 Convertible Obligations and September 2015 Convertible Notes --- see below) owed to them by the Company in a manner which reduced the indebtedness of the Company by 80% (approximately $3.47 million, in aggregate –See Note 7 below, ‘Debt Modification to Additional Paid in Capital’) while equitably maintaining existing conversion rights.  The debt modification was treated as an equity transaction because the modifications were with affiliates that are related parties.

Mark A. Smith (the Company’s President)(“Smith”), Dominic Bassani (the Company’s Chief Operating Officer)(“Bassani”) and Ed Schafer (Director)(“Schafer”), adjusted/reduced the principal owed to them by $1,109,649, $1,939,670 and $424,873, respectively. Subsequent to the adjustment, the adjusted portion of the 2020 Convertible Obligations were renamed Adjusted 2020 Convertible Obligations and the adjusted portion of the September 2015 Convertible Notes were renamed Adjusted September 2015 Convertible Notes. The Adjusted 2020 Convertible Obligations of Smith, Bassani and Schafer are convertible into Units (consisting of 1 share and from one half (1/2) to one (1) warrant) at prices of $.0946, $.0953, and $.0953, respectively, and the Adjusted September 2015 Convertible Notes may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.115 per share. The adjusted conversion prices slightly reduce the securities to be issued on conversion of each instrument from the amount receivable under the unadjusted instruments. The Adjusted 2020 Convertible Obligations and Adjusted September 2015 Convertible Notes do not accrue any interest until their maturity date (July 1, 2024). After the adjustment, the Company owed Smith, Bassani (and trust) and Schafer $262,154, $434,016 and $96,364, respectively, of Adjusted 2020 Convertible Obligations and Bassani and Schafer, respectively, $24,230 and $4,012 of Adjusted September 2015 Convertible Notes.

During the year ended June 30, 2023, Smith elected to convert $136,462, in aggregate, of his Adjusted 2020 Convertible Obligation into 1,442,514 units at $0.0946 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until March 2026. In more detail, effective: a) March 8, 2023, Smith converted $70,000 of his Adjusted 2020 Convertible Obligation into 739,958 Units (each Unit consisting one share and one warrant); b) March 31, 2023, Smith converted $29,888 of his Adjusted Convertible Obligation into 315,948 Units (each Unit consisting one share of common stock and one warrant); and c) June 4, 2023, Smith converted $36,573 of his Adjusted Convertible Obligation into 386,608 Units (each Unit consisting one share of common stock and one warrant). Smith donated to charitable organizations and/or gifted to family members and others a large portion of these securities (700,000 common shares and 955,000 warrants, in aggregate) while retaining direct ownership of 292,514 common shares and 116,566 warrants and indirect ownership of 450,000 common shares and 370,948 warrants (owned by his wife). The warrants are exercisable for three years from conversion dates. Subsequent to June 30, 2023, Smith converted additional portions of his Adjusted Convertible Obligation. See Note 12.

As of June 30 2023, the Adjusted 2020 Convertible Obligation balances, including accrued interest, owed Bassani (and his donees), Smith and Edward Schafer were $441,446, $130,180 and $98,014, respectively.

As of June 30, 2023 the Adjusted September 2015 Convertible Notes balances, including accrued interest, owed Bassani Family Trusts and Schafer were $24,645 and $4,081, respectively.

2020 Convertible Obligations

The 2020 Convertible Obligations (which combined/replaced prior convertible instruments dating to 2017 (or earlier), which accrue interest at either 4% per annum or 4% compounded quarterly and effective January 1, 2020 are due and payable on July 1, 2024. The 2020 Convertible Obligations (including accrued interest, plus all future deferred compensation added subsequently), are convertible, at the sole election of the holder, into Units consisting of one share of the Company’s common stock and one half to one warrant to purchase a share of the Company’s common stock, at a price of $0.50 per Unit until July 1, 2024. The original conversion price of $0.50 per Unit approximated the fair value of the Units at the date of the agreements; therefore, no beneficial conversion feature exists. Management evaluated the terms and conditions of the embedded conversion features based on the guidance of ASC 815-15 “Embedded Derivatives” to determine if there was an embedded derivative requiring bifurcation. An embedded derivative instrument (such as a conversion option embedded in the deferred compensation) must be bifurcated from its host instruments and accounted for separately as a derivative instrument only if the “risks and rewards” of the embedded derivative instrument are not “clearly and closely related” to the risks and rewards of the host instrument in which it is embedded. Management concluded that the embedded conversion feature of the deferred compensation was not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument, and because of the Company’s limited trading volume that indicates the feature is not readily convertible to cash in accordance with ASC 815-10, “Derivatives and Hedging”. Effective February 1, 2023, a large portion of the 2020 Convertible Obligations were adjusted as set forth herein.

As of June 30, 2023, the remaining unadjusted portion of the 2020 Convertible Obligation balances, including accrued interest, owed Bassani Family Trusts (and his donees) and Smith, were $361,321 and $36,432, respectively. As of June 30, 2022, the 2020 Convertible Obligation balances, including accrued interest, owed Bassani Family Trusts, Smith and Schafer were $2,597,329, $1,328,040 and $499,274, respectively.

During the year ended June 30, 2023 (on dates prior to the adjustment on February 1, 2023), Smith elected to add $90,000 of his accrued unpaid compensation/un-reimbursed expenses to his 2020 Convertible Obligations.

During the year ended June 30, 2023 (on dates prior to the adjustment on February 1, 2023), Smith elected to convert $30,000 in principal of the 2020 Convertible Obligation to 60,000 units (60,000 common shares and 60,000 warrants), and $20,000 of accrued interest of the 2020 Convertible Obligation to 40,000 units (40,000 common shares and 40,000 warrants). The warrants are exercisable for three years from conversion date.

During the year ended June 30, 2023 (on dates after the adjustment on February 1, 2023), Smith elected to convert $136,462 in principal of the Adjusted 2020 Convertible Obligation to 1,442,514 units (1,442,514 common shares and 1,442,514 warrants). The warrants are exercisable for three years from conversion dates.

The Company recorded interest expense of $102,478 and $131,718 for the year ended June 30, 2023 and 2022, respectively. The Company capitalized $179,981 and $32,000 related to the Initial Project for the year ended June 30, 2023 and 2022, respectively.

Effective February 1, 2023, three (3) directors/officers of the Company agreed to adjust the provisions of long-term convertible obligations (including most of the 2020 Convertible Obligations and September 2015 Convertible Notes) owed to them by the Company in a manner which reduced the indebtedness of the Company by 80% (approximately $3.47 million, in aggregate) while equitably maintaining existing conversion rights. Because the modifications where with affiliates that are related parties, the debt modification was treated as an equity transaction. The Company recorded a deemed dividend for the reductions.

Mark A. Smith (the Company’s President)(“Smith”), Dominic Bassani (the Company’s Chief Operating Officer)(“Bassani”) and Ed Schafer (Director)(“Schafer”), adjusted/reduced the principal owed to them by $1,109,649, $1,939,670 and $424,873, respectively. Subsequent to the adjustment, the adjusted portion of the 2020 Convertible Obligations were renamed Adjusted 2020 Convertible Obligations (see above and Note 7.). The debt modification was treated as an equity transaction because the modifications were with affiliates that are related parties.

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

The balances of the September 2015 Convertible Notes as of June 30, 2023, including accrued interest owed Bassani, Schafer and Shareholder, are $183,628, $4,081 and $460,873, respectively. The balances of the September 2015 Convertible Notes as of June 30, 2022, including accrued interest, were $279,366, $20,845 and $445,756, respectively.

The Company recorded interest expense of $23,318 and $23,796 for the year ended June 30, 2023 and 2022, respectively.

Effective February 1, 2023, three (3) directors/officers of the Company agreed to adjust the provisions of long term convertible obligations (including the September 2015 Convertible Notes owned by Bassani and Schafer) owed to them by the Company in a manner which reduced the indebtedness of the Company by 80% (approximately $3.52 million, in aggregate) while equitably maintaining existing conversion rights.  Mark A. Smith (the Company’s President), Dominic Bassani (the Company’s Chief Operating Officer)(and a family Trust) and Ed Schafer (Director), adjusted/reduced the principal owed to them by $1,109,649, $1,939,670 and $424,873, respectively. Subsequent to the adjustment, the adjusted portion of the were renamed Adjusted September 2015 Convertible Notes. The Adjusted September 2015 Convertible Notes may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.115 per share. As of June 30, 2023 the Adjusted September 2015 Convertible Notes balances, including accrued interest, owed Bassani Family Trusts and Schafer were $24,645 and $4,081, respectively. The debt modification was treated as an equity transaction because the modifications were with affiliates that are related parties. See above.

7.       STOCKHOLDERS' EQUITY:

Debt Modification to Additional paid in capital

Effective February 1, 2023, three (3) directors/officers of the Company agreed to adjust the provisions of long term convertible obligations (including most of the 2020 Convertible Obligations and September 2015 Convertible Notes --- see below) owed to them by the Company in a manner which reduced the indebtedness of the Company by 80% (approximately $3.47 million, in aggregate) while equitably maintaining existing conversion rights. Because the modifications where with affiliates that are related parties, the debt modification was treated as an equity transaction. The Company recorded a deemed dividend for the reductions.

Mark A. Smith (the Company’s President)(“Smith”), Dominic Bassani (the Company’s Chief Operating Officer)(“Bassani”) and Ed Schafer (Director)(“Schafer”), adjusted/reduced the principal owed to them by $1,109,649, $1,939,670 and $424,873, respectively. Subsequent to the adjustment, the adjusted portion of the 2020 Convertible Obligations were renamed Adjusted 2020 Convertible Obligations and the adjusted portion of the September 2015 Convertible Notes were renamed Adjusted September 2015 Convertible Notes. The Adjusted 2020 Convertible Obligations of Smith, Bassani and Schafer are convertible into Units at prices of $.0946, $0953, and $.0953, respectively, and the Adjusted September 2015 Convertible Notes may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.115 per share. The adjusted conversion prices slightly reduce the securities to be issued on conversion of each instrument from the amount receivable under the unadjusted instruments. The Adjusted 2020 Convertible Obligations and Adjusted September 2015 Convertible Notes do not accrue any interest until their maturity date (July 1, 2024). After the adjustment, the Company owed Smith, Bassani (and trust) and Schafer $262,154, $434,016 and $96,364, respectively, of Adjusted 2020 Convertible Obligations and Bassani and Schafer, respectively, $24,230 and $4,012 of Adjusted September 2015 Convertible Notes. The debt modification was treated as an equity transaction because the modifications were with affiliates that are related parties.

The Adjusted 2020 Convertible Obligations and Adjusted September 2015 Convertible Notes do not accrue any interest until their maturity date (July 1, 2024). The Company treated this as an equity transaction and recorded the reduction of debt through additional paid in capital at the net present value of the modified debt agreements. This resulted in an increase to Additional Paid in Capital of $3,522,000 at the modification date and a reduction of additional paid in capital of $14,051 for the year ended June 30, 2023 for the adjustment to the net present value of the modified debt agreements.

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

During the years ended June 30, 2023, and 2022, the Company declared dividends of nil and $1,000 respectively. The dividends are classified as a component of operations as the Series B Preferred stock is presented as a liability in these financial statements. There is no liability at June 30, 2023.

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

During the year ended June 30, 2023, the Company entered into a subscription agreement to sell 2,000,000 shares of restricted and legended common stock of which 1,800,000 shares were purchased on January 10, 2023 and the other 200,000 shares were purchased on December 31, 2022 for total proceeds during the year ended June 30, 2023 $2,000,000.

During the year ended June 30, 2023, the Company entered into subscription agreements to sell 975,000 units at a price of $1.60, with each unit consisting of one share of the Company’s restricted common stock and one half warrant to purchase one share of the Company’s restricted common stock for $2.40 per share with an expiry date of June 30, 2024, and pursuant thereto, the Company issued 975,000 units for total proceeds of $1,560,000, in aggregate. The Company paid commissions of $86,400 on the sale of units.

During the year ended June 30, 2023, 175,114 warrants were exercised to purchase 175,114 shares of the Company’s common stock at $0.75 per share for total proceeds of $131,335.

During the year ended June 30, 2023, the Company entered into subscription agreements to sell units for $1.00 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2024, and pursuant thereto, the Company issued 346,230 units for total proceeds of $346,230.

During the year ended June 30, 2023, the Company issued 50,000 shares of the Company’s common stock to a consultant for services. The shares were issued at $1.60 per share for a total value of $80,000.

During the year ended June 30, 2023, the Company issued 32,259 shares of the Company’s common stock to a consultant for services. The shares were issued at $1.55 per share for a total value of $50,000.

During the year ended June 30, 2023, Smith elected to convert $30,000 in principal and $20,000 in accrued interest from the 2020 Convertible Obligation to 100,000 units at $.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until December 31, 2024.

During the year ended June 30, 2023, Smith elected to convert $136,462 in principal of his Adjusted 2020 Convertible Obligation into 1,442,514 units at $0.0946 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until March 2026. See above and Note 6 for more detail.

Warrants:

As of June 30, 2023, the Company had approximately 22.5 million warrants outstanding, with exercise prices from $0.60 to $2.40 and expiring on various dates through November 9, 2026.

The weighted-average exercise price for the outstanding warrants is $0.80, and the weighted-average remaining contractual life as of March 31, 2023 is 1.6 years.

During the year ended June 30, 2023, Smith elected to convert $30,000 in principal and $20,000 in accrued interest from the 2020 Convertible Obligation to 100,000 units at $.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until three years after the date of conversion.

During the year ended June 30, 2023, Smith elected to convert $136,462, in aggregate, of his Adjusted 2020 Convertible Obligation into 1,442,514 units at $0.0946 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until March 2026. In more detail: a) effective March 8, 2023, Smith converted $70,000 of his Adjusted 2020 Convertible Obligation into 739,958 Units (each Unit consisting one share and one warrant); b) effective March 31, 2023, Smith converted $29,888 of his Adjusted Convertible Obligation into 315,948 Units (each Unit consisting one share of common stock and one warrant); and c) effective June 4, 2023, Smith converted $36,573 of his Adjusted Convertible Obligation into 386,608 Units (each Unit consisting one share of common stock and one warrant). Smith donated to charitable organizations and/or gifted to family members and others a large portion of these securities (700,000 common shares and 955,000 warrants, in aggregate) while retaining direct ownership of 292,514 common shares and 116,566 warrants and indirect ownership of 450,000 common shares and 370,948 warrants (owned by his wife). The warrants are exercisable for three years from conversion dates. Subsequent to June 30, 2023, Smith converted additional portions of his Adjusted Convertible Obligation. See Note 12.

During the twelve months ended June 30, 2023, the Company approved the issuance of 210,000 warrants, in aggregate, to three new members of its Advisory Group for advisory and/or consulting services of $21,000, in aggregate. The warrants are exercisable at $1.50 to $1.60 and expire in August 2025.

During the twelve months ended June 30, 2023, the Company approved the modification of existing warrants held by one former consultant and investors, which extended certain expiration dates. The modifications resulted in incremental non-cash compensation of $154,932 and interest expenses of $72,589.

During the twelve months ended June 30, 2023, 175,114 warrants were exercised to purchase 175,114 shares of the Company’s common stock at $0.75 per share for total proceeds of $131,335.

Effective May 1, 2022, an entity affiliated with William O’Neill (“O’Neill”) was issued 1,000,000 Incentive Warrants exercisable at $1.00 per share until April 30, 2026 of which up to 700,000 Incentive Warrants may be cancelled if O’Neill is not renewed at 13 months and/or fails to serve the entire contract term thereafter. These warrants each have a 75% exercise price adjustment provision if the terms set forth therein are met. 700,000 of the warrants are vesting through May 1, 2023 and 2024. The vesting resulted in non-cash compensation of $41,653 during the year ended June 30, 2023.

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

The Company’s 2006 Consolidated Incentive Plan, as amended during the year ended June 30, 2021 (the “2006 Plan”), provides for the issuance of options (and/or other securities) to purchase up to 36,000,000 shares of the Company’s common stock. Terms of exercise and expiration of options/securities granted under the 2006 Plan may be established at the discretion of the Board of Directors, but no option may be exercisable for more than ten years. The 2006 Plan will be maintained to service grants already made thereunder (together with new grants, if any, to employees and consultants who already has received grants pursuant to its terms,

On March 15, 2023, the Company granted 30,000 options under the 2006 Plan to two consultants. The options vest equally in thirds on March 20, 2023, June 20, 2023 and September 30, 2023.

On February 7, 2023, the Company granted an aggregate of 275,000 options under the 2006 Plan to five employees/consultants/directors including: i) 25,000 options to Jon Northrop for service as director, ii) 100,000 to two consultants and iii) 150,000 to employees.

On May 9, 2023, the Company granted 500,000 options under the 2006 Plan to Bill O’Neill. 250,000 of these options vest on June 1, 2024 and 250,000 options vest on June 1, 2025; all options expire on June 30, 2026.

The Company recorded compensation expense related to employee stock options of $249,744 and $419,370 for the years ended June 30, 2023 and 2022, respectively. The Company granted 805,000 and 730,000 options for the year ended June 30, 2023 and 2022, respectively.

The fair value of the options granted during the years ended June 30, 2023 and 2022 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Weighted Average, June 30, 2023	Range, June 30, 2023	Weighted Average, June 30, 2022	Range, June 30, 2022
Volatility	65%	64% -66%	65%	65%-69%
Dividend yield	—	—	—	—
Risk-free interest rate	3.83%	3.67% – 4.11	2.99%	1.71%-3.01
Expected term (years)	3.44	2.84 to 3.95%	3.71	3.04 to 3.72%

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

A summary of option activity under the 2006 Plan for year ended June 30, 2023 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2022	11,201,600	$0.80	2.7	$4,429,263
Granted	805,000	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2023	12,006,600	$0.85	1.83	$5,085,659

The total fair value of stock options that vested during both the year ended June 30, 2023 and 2022 was $249,744 and $419,370, respectively. As of June 30, 2023, the Company had no unrecognized compensation cost related to stock options.

8.       SUBSCRIPTION RECEIVABLE - AFFILIATES:

As of June 30, 2023, the Company has three interest bearing, secured promissory notes with an aggregate principal amount of $428,250 ($517,553, including interest) from Bassani which were received as consideration for purchases of warrants to purchase 5,565,000 shares, in aggregate, of the Company’s restricted common stock, which warrants have an exercise price of $0.75 (with a 75% exercise price adjustment provision) and have expiry dates ranging from December 31, 2024 to December 31, 2025 (subject to extension rights) secured by portions of Bassani Family Trust’s 2020 Convertible Obligation and Bassani Family Trust’s September 2015 Convertible Notes. The secured promissory notes are payable July 1, 2024.

 As of June 30, 2023, the Company has an interest bearing, secured promissory note for $30,000 ($35,884 including interest) from Smith as consideration to purchase warrants to purchase 300,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60(with a 75% exercise price adjustment provision) and have expiry dates of December 31, 2024 (subject to extension rights) The promissory note bears interest at 4% per annum, and is secured by $30,000 ($35,885 including interest) of Smith’s 2020 Convertible Obligations. The secured promissory note is payable on July 1, 2024.

As of June 30, 2023 the Company has two interest bearing, secured promissory notes with an aggregate principal amount of $46,400 ($56,860 including interest) from two employee/consultants as consideration to acquire warrants to purchase 928,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.75 (with a 90% exercise price adjustment provision) and have expiry dates of December 31, 2024. (The promissory notes bear interest at 4% per annum, are secured by a perfected security interest in the warrants, and are payable on July 1, 2024.

These secured promissory notes are recorded as “Subscription receivable—affiliates” on the Company’s balance sheet pending payment.

9.       COMMITMENTS AND CONTINGENCIES:

Employment and consulting agreements:

Smith has held the positions of Director, Executive Chairman, President and General Counsel of Company and its subsidiaries under various agreements (and extensions) and terms since March 2003. On October 10, 2016, the Company approved a month-to-month contract extension with Smith which included provisions for i) a monthly salary of $18,000 ( deferred until the Board of Directors re-instated cash payments to all employees and consultants who are deferring compensation), ii) the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, until December 31, 2024, and iii) the right to convert his deferred compensation in whole or in part, at his sole election, at any time in any amount at “market” or into securities sold in the Company’s current/most recent private offering at the price of such offering to third parties. Smith agreed effective July 29, 2018 to continue to serve the Company under the same basic terms on a month-to-month basis. On May 1, 2022 Smith’s compensation was increased to $25,000 per month of which $5,000 per month is deferred. Currently Smith is deferring all but $5000 of his monthly compensation to help the Company conserve cash. For the years ended June 30, 2023 and 2022, Smith was paid $200,000 and $130,000, respectively, of cash compensation.

Since March 31, 2005, the Company has had various agreements with Bassani (and/or Brightcap which provided his services during some of the years), now the Company’s Chief Operating Officer (‘COO’) and formerly the Company’s Chief Executive Officer (‘CEO’)(any reference to Brightcap or Bassani for all purposes are referring to the same individual). The Board appointed Bassani as the Company's CEO effective May 13, 2011. On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017 (with the Company having an option to extend the term an additional six months.) Pursuant to the Extension Agreement, Bassani continued to defer his cash compensation ($31,000 per month) until the Board of Directors re-instated cash payments to all employees and consultants who were deferring their compensation. During October 2016 Bassani was granted the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share, until March 15, 2018 (which was expanded on April 27, 2017 to the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, until June 30, 2024 (including extensions). During February 2018, the Company agreed to the material terms for a binding two-year extension agreement for Bassani’s services as CEO. Bassani’s salary remained $31,000 per month, which will continue to be accrued in part during periods when the Board determines there is not adequate cash available. Additionally, the Company agreed to pay or accrue $2,000 per month to be applied to life insurance premiums (which sums have been accrued as liabilities). On August 1, 2018, in the context of extending his agreement to provide services to the Company on a full-time basis through December 31, 2022) plus 2 years after that on a part-time basis, the Company received an interest bearing secured promissory note for $300,000 from Bassani as consideration to purchase warrants to purchase 3,000,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of June 30, 2025. The promissory note is secured by a portion of Bassani’s 2020 Convertible Obligations and as of June 30, 2023, the principal and accrued interest was $361,321. Currently Bassani is deferring all but $5000 of his monthly compensation to help the Company conserve cash. For the years ended June 30, 2023 and 2022, Brightcap was paid $300,000 and $250,000, respectively, of cash compensation.

William O’Neill (“O’Neill”) was hired as the Company’s Chief Executive Officer (“CEO”) effective May 1, 2022.  O’Neill had previously been working with the Company as a consultant and had been employed by the Company as its CEO during 2010-2011. Bassani, CEO of the Company since 2011, assumed the position of COO while retaining existing operational management responsibilities and working with O’Neill on ‘commercialization’ of the Company’s technology and work related to JVs (and other transactions) based on the Company’s Gen3 Technology and related matters. Bassani’s compensation arrangements with the Company have not been altered in the context of the change of positions. The Company and O’Neill entered into a thirty-seven (37) month employment agreement with compensation of $25,000 cash and $10,000 deferred compensation per month. The cash payment is paid $12,500 to O’Neill and $12,500 to an entity affiliated with O’Neill. An entity affiliated with O’Neill was issued 1,000,000 Incentive Warrants exercisable at $1.00 per share ( a 75% exercise price adjustment provision if the terms set forth therein are met) until April 30, 2026 of which up to 700,000 Incentive Warrants may be cancelled if O’Neill is not renewed at 13 months and/or fails to serve the entire contract term thereafter. Currently O’Neill is deferring all but $5000 of his monthly compensation to help the Company conserve cash. For the years ended June 30, 2023 and 2022, O’Neill and the entity affiliated with O’Neill was paid $150,000 and $25,000, respectively, of cash compensation.

Exercise Price Adjustments/Extension Rights:

As part of agreements the Company entered into with Bassani and Smith effective May 15, 2013, they were each granted the following: a) a 50% execution/exercise price adjustment provision (exercise bonus in the context of options) which shall be applied upon the effective date of the notice of intent to exercise (for options and warrants) or issuance event, as applicable, of any currently outstanding and/or subsequently acquired options, warrants and/or contingent stock bonuses owned by each (and/or their donees) as follows: i) in the case of exercise by payment of cash, the bonus shall take the form of reduction of the exercise price; ii) in the case of cashless exercise, the adjustment shall be applied to reduce the exercise price prior to the cashless exercise calculations; and iii) with regard to contingent stock adjustments, issuance shall be triggered upon the Company’s common stock reaching a closing price equal to 50% of currently specified price; and b) the right to extend the exercise period of all or part of the applicable options and warrants for up to five years (one year at a time) by annual payments of $.05 per option or warrant to the Company on or before a date during the three months prior to expiration of the exercise period at least three business days before the end of the expiration period. Effective January 1, 2016 such annual payments to extend warrant exercise periods were reduced to $.01 per option or warrant. These exercise adjustments were subsequently increased to 75%.

During the year ended June 30, 2021, the Company added a 75% exercise price adjustment to the terms of 3,000,000 warrants held by a trust owned by Bassani.

As of June 30, 2023, exercise price adjustment provisions ranging from 50-90% were applicable to 11,771,600 of the Company’s outstanding options and 18,438,339 of the Company’s outstanding warrants.

Effective May 1, 2022, an entity affiliated with O’Neill was issued 1,000,000 Incentive Warrants exercisable at $1.00 per share until April 30, 2026 of which up to 700,000 Incentive Warrants were cancellable if O’Neill was not renewed at 13 months (renewal has happened) and/or fails to serve the entire contract term thereafter. These warrants each have a 75% exercise price adjustments if the terms set forth therein are met.

Initial Project:

On January 28, 2022 Bion Environmental Technologies, Inc. (‘Bion’), on behalf of Bion 3G1 LLC (‘3G1’), a wholly-owned subsidiary, entered into a Purchase Order Agreement with Buflovak and Hebeler Process Solutions (collectively ‘Buflovak’) in the amount of $2,665,500 (and made the initial 25% payment ($666,375) for the core of the ‘Bion System’ portion (without the crystallization  modules which will be ordered and fabricated pursuant to subsequent agreements) of the previously announced 3G Tech Initial Project. This Purchase Order encompasses the core of Bion’s 3G Technology. The Company received progress billing in March 2022 and June 2022 for the second and third 25% installments, both of which have been paid as of the filing date. On January 17, 2023 the Company received an invoice from Buflovak for $533,100 which was paid on March 1, 2023 and on April 24, 2023 the Company received an invoice from Buflovak for $83,275 which was paid on May 2, 2023 bringing the aggregate payments to $2,615,500 as of the date of this filing. There remains $50,000 open on the Purchase Order has been billed on July 26, 2023. In addition to the Purchase Order, through June 30, 2023 the Company has incurred additional costs of $4,182,260 on the Initial Project for capitalized interest and costs, non-cash compensation and consulting fees. $3,962,207 has been paid and $220,053 has been billed and not yet paid. See Note 12 “Subsequent Events” for expenditure after June 30, 2023.

Buflovak has worked with the Company on design and testing of its 3G Tech over several years. The basic design for the Initial Project’s Bion System is complete, fabrication and delivery of equipment from Bufflovak from the Purchase Order Agreement has been largely completed and assembly/construction is in process.  3G1 is working in concert with Integrated Engineering Services, the primary site engineering firm for the facility, on the integration of all project components/modules at the Initial Project site. Additional agreements have been entered into various professional services providers (engineers, surveyors, utilities, etc.) for work related to the Initial Project. The Company has incurred costs of $6,103,693 on the Initial Project, not including capitalized labor and interest.

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

Bank Account Hacking

On June 23, 2023, an officer of the Company with personal accounts with Signature Bank was hacked and $75,000 was transferred from the Company’s accounts at Signature Bank to the officer’s personal accounts. The bank was notified and all Company accounts were placed on hold. Subsequently, the funds were released and transferred back to the Company prior to June 30, 2023 the end of the fiscal year and there were no losses incurred.  The Company has reviewed the authorized individuals on all accounts and further limited access after the hacking incident.

The Company currently is not involved in any other material litigation or similar events.

Lease:

The Company entered into an agreement on September 23, 2021, to lease approximately four acres of land near Fair Oaks, Indiana, for the development site of its Initial Project.

The future minimum lease payment under noncancelable operating lease with terms greater than one year as of June 30, 2023:

Schedule Of Future Minimum Lease Payment
Year ended June 30, 2023 to June 2024	$75,000
Year ended June 30, 2024 to December 2024	37,500
Undiscounted cash flow	112,500
Less imputed interest	(8,432)
Total	$104,068
Less current portion	(75,000)
Long term lease liability	29,068

The weighted average remaining lease term and discounted rate related to the Company’s lease liability as of June 30, 2023 were 1.58 years and 10%, respectively. The Company’s lease discount rate is generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s lease cannot be readily determined.

10.       INCOME TAXES

The reconciliation between the expected federal income tax benefit computed by applying the Federal statutory rate to loss before income taxes and the actual benefit for taxes on loss for the years ended June 30, 2023 and 2022 is as follows:

	2023	2022
Expected income tax benefit at statutory rate	$(670,000)	$1,741,000
State taxes, net of federal benefit	(117,000)	303,000
Permanent differences and other	9,000	8,000
Expiration of net operating allowances	733,000	1,229,000
Change in valuation allowance	(45,000)	(3,281,000)
Income tax benefit	$—	$—

The Company has net operating loss carry-forwards (“NOLs”) for tax purposes of approximately $39,500,000 as of June 30, 2023. These NOLs expire on various dates through 2042.

The utilization of the NOLs may be limited under Section 382 of the Internal Revenue Code.

The Company’s deferred tax assets for the years ended June 30, 2023 and 2022 are estimated as follows:

	2023	2022
NOL carryforwards (Federal and State)	$8,299,000	$8,274,000
Stock-based compensation	5,459,000	5,436,000
Impairment	1,340,000	1,340,000
Business interest	338,000	339,000
Deferred compensation	1,054,000	1,054,000
Capitalized research and development	66,000	—
Gross deferred tax assets	16,148,000	16,443,000
Valuation allowance	(16,148,000)	(16,443,000)
Net deferred tax assets	$—	$—

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

12.        SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to June 30, 2023 for recognition and disclosure in the financial statements and notes to the financial statements.

From July 1, 2023 through September 28, 2023, the Company has incurred costs of $583,870 for an aggregate of $7,431,630 for the Initial Project.

From July 1, 2023 through September 28, 2023, 38,000 warrants were exercised to purchase 38,000 shares of the Company’s common stock at $0.75 per share for total proceeds of $28,500.

On July 7, 2023, the Company issued 7,500 shares of the Company’s common stock to a consultant for services. The shares were issued at $1.20 per share for a total value of $9,000.

On July 21, 2023, Mr. Smith converted $49,048 of principal from his Adjusted 2020 Convertible note into 518,477 Units at a conversion rate of $.0946; each unit consisting of one share and one warrant with the exercise price of $.75 until 7/21/2026. Each of these warrants carry an exercise price adjustment provision of 75%.

On August 16, 2023, the Company issued 10,753 shares of the Company’s common stock to a consultant for services. The shares were issued at $1.55 per share for a total value of $16,667.

On August 28, 2023, the Company sold 28,589 units at a price of $1.60 for a total of $45,742.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Dated: September 28, 2023	By: /s/ Mark A. Smith
Mark A. Smith, President and Chief
Financial Officer (Principal Financial
and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Mark A. Smith	Executive Chairman,	September 28, 2023
Mark A. Smith	President, Chief Financial Officer and Director

/s/ William O’Neill	Chief Executive Officer	September 28, 2023
William O’Neill

/s/ Jon Northrop	Secretary and Director	September 28, 2023
Jon Northrop

/s/ Edward Schafer		September 28, 2023
Edward Schafer	Director

/s/ William Rupp	Director	September 28, 2023
William Rupp

/s/ Salvatore Zizza	Director	September 28, 2023
Salvatore Zizza

69