Form 10-Q
period 2023-09-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2023-11-13
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

On November 1, 2023, there were 49,500,556 Common Shares issued and 48,796,247 Common Shares outstanding.

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

ii

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2023	2023
	(unaudited)

ASSETS

Current assets:
Cash	$140,353	$625,964
Prepaid expenses	16,280	16,785
Deposits and other assets	6,000	6,000

Total current assets	162,633	648,749

Operating lease right-of-use asset	80,188	93,875
Property and equipment, net (Note 3)	7,620,661	6,851,009

Total assets	$7,863,482	$7,593,633

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,269,482	$677,136
Deferred compensation (Note 4)	1,073,708	864,781
Operating lease liability, current (Note 9)	75,000	75,000

Total current liabilities	2,418,190	1,616,917

Operating lease, long term (Note 9)	12,784	29,068
Convertible notes payable - affiliates (Note 6)	1,683,966	1,715,970

Total liabilities	4,114,940	3,361,955

Equity (deficit):
Common stock, no par value, 250,000,000 shares authorized, 49,485,556 and 48,880,237 shares issued, respectively; 48,781,247 and 48,175,928 shares outstanding, respectively	—	—
Additional paid-in capital	132,197,829	131,935,418
Subscription receivable - affiliates (Note 8)	(504,650)	(504,650)
Accumulated deficit	(127,982,210)	(127,236,663)

Total Bion's stockholders’ equity (deficit)	3,710,969	4,194,105

Noncontrolling interest	37,573	37,573

Total equity (deficit)	3,748,542	4,231,678

Total liabilities and deficit	$7,863,482	$7,593,633

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	2023	2022

Revenue	$—	$—

Operating expenses:
General and administrative (including stock-based compensation)	666,255	866,494
Depreciation	461	330
Research and development (including stock-based compensation)	8,299	28,443

Total operating expenses	675,015	895,267

Loss from operations	(675,015)	(895,267)

Other (income) expense:
Interest income	(395)	(1,935)
Interest expense	70,927	26,095

Total other expense	70,532	24,160

Net loss	(745,547)	(919,427)

Net loss attributable to the noncontrolling interest	—	—

Net loss applicable to Bion's common stockholders	$(745,547)	$(919,427)

Net loss applicable to Bion's common stockholders per basic and diluted common share	$(0.02)	$(0.02)

Weighted-average number of common shares outstanding: Basic and diluted	48,617,675	43,451,846

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

THREE MONTHS ENDED SEPTEMBER, 2023 AND 2022

(UNAUDITED)

Three months ended September 30, 2023 and 2022
	Bion's Stockholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in	Subscription Receivables	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	for Shares	deficit	interest	equity/(deficit)

Balances, July 1, 2022	—	$—	—	$—	43,758,820	$—	123,620,046	$(504,650)	$(124,047,548)	$37,573	$(894,579)
Sale of units	—	—	—	—	320,000	—	320,000	—	—	—	320,000
Warrants exercised for common shares	—	—	—	—	74,834	—	56,125	—	—	—	56,125
Issuance of units for services	—	—	—	—	50,000	—	80,000	—	—	—	80,000
Issuance of warrants for services	—	—	—	—	—	—	15,000	—	—	—	15,000
Conversion of debt and liabilities	—	—	—	—	100,000	—	50,000	—	—	—	50,000
Modification of warrants	—	—	—	—	—	—	159,433	—	—	—	159,433
Net loss	—	—	—	—	—	—	—	—	(919,427)	—	(919,427)
Balances, September 30, 2022	—	$—	—	$—	44,303,654	$—	$124,300,604	$(504,650)	$(124,966,975)	$37,573	$(1,133,448)

Balances, July 1, 2023	—	$—	—	$—	48,880,237	$—	131,935,418	$(504,650)	$(127,236,663)	$37,573	$4,231,678
Sale of units	—	—	—	—	28,589	—	45,742	—	—	—	45,742
Warrants exercised for common shares	—	—	—	—	38,000	—	28,500	—	—	—	28,500
Issuance of units for services	—	—	—	—	20,253	—	27,987	—	—	—	27,987
Vesting of options for employees and services	—	—	—	—	—	—	55,108	—	—	—	55,108
Vesting of warrants for employees and services	—	—	—	—	—	—	3,281	—	—	—	3,281
Debt Modification	—	—	—	—	—	—	(8,430)	—	—	—	(8,430)
Conversion of debt and liabilities	—	—	—	—	518,477	—	49,048	—	—	—	49,048
Modification of warrants	—	—	—	—	—	—	61,175	—	—	—	61,175
Net loss	—	—	—	—	—	—	—	—	(745,547)	—	(745,547)
Balances, September 30, 2023	—	$—	—	$—	49,485,556	$—	$132,197,829	$(504,650)	$(127,982,210)	$37,573	$3,748,542

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED SEPTEMBER, 2023 AND 2022

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(745,547)	(919,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	461	330
Accrued interest on loans payable, deferred compensation and other	70,927	26,096
Stock- based compensation	58,389	154,933
Stock-based compensation for services	27,987	95,000
Decrease in prepaid expenses	505	23,297
Decrease in accounts payable and accrued expenses	(8,071)	(787,276)
Decrease (increase) in operating lease assets and liabilities	(2,596)	16,155
Increase in deferred compensation	202,500	75,000

Net cash used in operating activities	(395,445)	(1,315,892)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(164,408)	(322,694)

Net cash used in investing activities	(164,408)	(322,694)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of units	45,742	320,000
Proceeds from exercise of warrants	28,500	56,125

Net cash provided by financing activities	74,242	376,125

Net decrease in cash	(485,611)	(1,262,461)

Cash at beginning of year	625,964	3,160,442

Cash at end of year	$140,353	$1,897,981

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Non-cash investing and financing transactions:
Conversion of debt and liabilities into common units	$49,048	$—
Conversion of debt and liabilities into notes payable	$—	$23,943
Conversion of deferred compensation to notes payable	$—	$20,000
Conversion of notes payable into shares	$—	50,000
Purchase of property and equipment for accounts payable	$600,416	$—

 See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

Our patented and proprietary technology provides advanced waste treatment and resource recovery for large-scale livestock production facilities (also known as “Concentrated Animal Feeding Operations” or “CAFOs"). Livestock production and its waste, particularly from CAFOs, has been identified as one of the greatest soil, air, and water quality problems in the U.S. today.  Application of our Gen3Tech” can largely mitigate these environmental problems, while simultaneously improving operational/ resource efficiencies by recovering high-value co-products from the CAFOs’ waste stream. These waste ‘assets’ – nutrients and methane – have traditionally been wasted or underutilized and are the same ‘pollutants’ that today fuel harmful algae blooms, contaminate surface groundwater, and exacerbate climate change.

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

During the next three to six months, the Company intends to fully complete construction of the Initial Project’s phase 1, including the crystalizer module, and continue the optimization operations. Bion expects the Initial Project data will document the effectiveness of our Gen3Tech in a commercial-scale setting during the current fiscal year and support development of the LOI Projects (and/or other Gen3Tech beef JV projects) commencing later this fiscal year.  We do not presently know the order in which the JV Projects will be developed as that decision will be made based on many factors not yet in place. We believe the Initial Project data will also provide additional potential stakeholders (cattle producers, cattle feeders, packers, food distributors and retailers and financial institutions) with the information they need to proceed with confidence in collaborating with Bion on multiple new projects (see below).

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

To place the LOI Projects in the context of Company’s business plan (and our prior public disclosure), if the contemplated ventures move forward on the timelines currently contemplated, active development of the initial LOI Project will commence during 2024.

As a pre-cursor to such activity, the Company has constructed and commenced operations of the initial phase of our previously discussed Gen3Tech demonstration project near Fair Oaks, Indiana (“Initial Project”): i) to validate our existing data and modeling at commercial scale and ii) to optimize the Bion Gen3Tech module for finalization of design parameters and fabrication details of our planned 15,000 head commercial facilities (including the LOI Projects). For the purposes of this initial phase, the Company, in order to accelerate the data acquisition phase, is utilizing anaerobic digester effluent from the nearby/contiguous Fair Oaks dairy. Thereafter, the Company will evaluate what, if any, additional facilities and testing will take place at that location.

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

On January 28, 2022 Bion Environmental Technologies, Inc. (‘Bion’), on behalf of Bion 3G1 LLC (‘3G1’), a wholly-owned subsidiary, entered into a Purchase Order Agreement with Buflovak and Hebeler Process Solutions (collectively ‘Buflovak’) in the amount of $2,665,500 (and made the initial 25% payment ($666,375) for the core of the ‘Bion System’ portion (without the crystallization modules which will be ordered and fabricated pursuant to subsequent agreements) of the previously announced 3G Tech Initial Project. This Purchase Order encompasses the core of Bion’s 3G Technology. The Company received progress billing in March 2022 and June 2022 for the second and third 25% installments, both of which have been paid as of the filing date. On January 17, 2023 the Company received an invoice from Buflovak for $533,100 which was paid on March 1, 2023 and on April 24, 2023 the Company received an invoice from Buflovak for $83,275 which was paid on May 2, 2023 bringing the aggregate payments to $2,615,500 as of the date of this filing. There remains $50,000 open on the Purchase Order has been billed on July 26, 2023. In addition to the Purchase Order, through September 30, 2023 the Company has incurred additional costs of $5,018,760 on the Initial Project for capitalized interest and costs, non-cash compensation, equipment and consulting fees. $7,044,902 has been paid and $220,053 has been billed and not yet paid.

Buflovak has worked with the Company on design and testing of its 3G Tech over several years. The basic design for the Initial Project’s Bion System is complete, fabrication and delivery of equipment from Bufflovak from the Purchase Order Agreement has been largely completed and assembly/construction is in process.  3G1 is working in concert with Integrated Engineering Services, the primary site engineering firm for the facility, on the integration of all project components/modules at the Initial Project site. Additional agreements have been entered into various professional services providers (engineers, surveyors, utilities, etc.) for work related to the Initial Project. The Company has incurred costs of $6,784,813 on the Initial Project, not including capitalized labor and interest.

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

The Company’s initial ammonium bicarbonate liquid product completed its Organic Materials Review Institute (“OMRI”) application and review process with approval during May 2020. Applications for our first solid ammonium bicarbonate product line have been filed with OMRI and the California Department of Food & Agriculture (“CDFA”) without success to date , in part due to the novel nature of our Gen3Tech in the context of organic certifications). The Company anticipates filing multiple new applications with OMRI and CDFA (and possible others) for higher concentration liquid products and solid products based on production from the Initial Project over the next several months. See “ Fertilizer– Organic and ‘ClimateSmart’ ” below.

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

Applications for our first solid form of concentrated ammonia, soluble nitrogen fertilizer product line were filed with OMRI (filed during May 2021) and CDFA (filed during May 2022) without success to date. After an extended review processes (which was largely opaque), the OMRI application proceeded through multiple stages without receiving a positive result. We have initiated an informal dialogue with CDFA regarding the basis for and re-consideration of its initial determination and have submitted additional supplemental supporting materials to CDFA. The Company’s solid product line is novel (in the context of organic certification) in part due to the fact that no formal listing category currently in the organic space for a solid form of concentrated ammonia, soluble nitrogen fertilizers and there is no clear guidance at present from internal policy manuals on how to categorize this product and the process that produces it. There is also no clear guidance at present from either the NOP or the National Organic Standards Board (“NOSB”) (which is currently involved in a related review and recommendations process regarding ‘high nitrogen liquid fertilizers’ derived from ammonia from manure). The Company and its representatives, along with a number of other organic fertilizer stakeholders, are involved in discussions regarding resolution of these matters at all three levels. The Company intends to continue efforts to obtain listing/certification for its solid nitrogen fertilizer line over the course of this fiscal year.

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

Going concern and management’s plans:

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and incurred a net income of $8,291,000 for the year ended June 30, 2022 and a net loss of approximately ($3,189,000) during the year ended June 30, 2023. The net income for the year ended June 30, 2022 was largely due to a one-time, non-cash event of the dissolution of PA-1 resulting in a gain of approximately $10,235,000 as well as a one-time gain of $902,000 from the sale of the Company’s ‘biontech.com’ domain pursuant to a purchase agreement during the period. During the year ended June 30, 2023 the Company had debt modifications that resulted in a reduction of debt of $3,516,000 and an increase in equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company incurred a net loss of $746,000 and $919,000 for the three months ended September 30, 2023 and 2022, respectively. At September 30, 2023, the Company has a working deficit and a stockholders’ equity of approximately $2,181,000 and $3,717,000, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management’s plans with regard to these conditions.

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

During the three months ended September 30, 2023 and 2022 the Company received total proceeds of approximately $74,000 and $376,000, respectively, from the sale of its debt and equity securities.

During fiscal years 2023 and 2022, the Company faced less difficulty in raising equity funding (but was subject to substantial equity dilution from the larger amounts of equity financing during the periods) than was experienced in the prior 3 years. However, this positive trend did not continue during the last quarter of the 2023 fiscal year and first quarter of the current fiscal year (and the second quarter through the date of this report). The Company raised very limited equity funds during such periods to meet some of its immediate needs, therefore, the Company needs to raise substantial additional funds in the upcoming periods. The Company currently has faced substantial increases in demand for capital and operating expenditures for the fiscal year 2024 to date (and we anticipate such increased demands will continue during the remainder of the 2024 fiscal year and periods thereafter) as it moves toward commercial implementation of its 3G Tech and development of JVs (including costs associated with additions of personnel to carry out the business activities of the Company) and, therefore, is likely to continue to face, significant cash flow management issues due to limited capital resources and working capital constraints which had only recently begun to be alleviated. As a result, the Company has faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring most of their cash compensation and/or are accepting compensation in the form of securities of the Company and members of the Company's senior management have from time-to-time made loans to the year ended June 30, 2018, senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000. Additionally, the Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again during the year ended June 30, 2018. As set forth in detail elsewhere herein, during the year ended June 30, 2023 senior management (and family members) who held convertible obligations of the Company adjusted the terms of their outstanding notes and agreed to debt modifications that reduced of the Company’s debt by $3,516,000 and increased shareholders equity by the same amount. The constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company’s efforts to operate and develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company is able to raise needed funds during the remainder of the current fiscal year (and subsequent periods), of which there is no assurance, management will not need to consider deeper cuts (including additional personnel cuts) and/or curtailment of ongoing activities including research and development activities.

The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects (including the Initial Project, JV Projects (including the Dalhart, Olson and DVG Projects),and the Kreider 2 facility) and CAFO Retrofit waste remediation systems. The Company anticipates that it will seek to raise from $20,000,000 to $80,000,000 or more debt and/or equity through joint ventures, strategic partnerships and/or sale of its equity securities (common, preferred and/or hybrid) and/or debt (including convertible) securities, and/or through use of ‘rights’ and/or warrants (new and/or existing) and/or through other means during the next twelve months. However, as discussed above, there is no assurance, especially in light of the difficulties the Company has experienced in many recent years and the extremely unsettled capital markets that presently exist for small companies like us, that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business and Projects.

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

Bion PA1 LLC was dissolved on December 29, 2021 (See Note 5). Its operating losses are included in the consolidation through December 29, 2021.

The accompanying condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at September 30, 2023, the results of operations and cash flows of the Company for the three months ended September 30, 2023 and 2022. Operating results for the three months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending June 30, 2024.

Cash and cash equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents. As of September 30, 2023 and June 30, 2023 there are no cash equivalents.

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

Income (Loss) per share:

Basic income (loss) per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the income (loss) per share or increase the earnings per share. During the three months ended September 30, 2023 and 2022, the basic and diluted income (loss) per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants and options (as if exercised) and convertible securities (as if converted) that have been excluded from the calculation of basic income (loss) per share:

	September 30, 2023	September 30, 2022
Warrants	23,038,537	19,873,801
Options	12,006,600	11,201,600
Convertible debt	9,586,740	10,793,421

The following is a reconciliation of the denominators of the basic and diluted income (loss) per share computations for the three months ended September 30, 2023 and 2022:

	Three months ended September 30, 2023	Three months ended September 30, 2022
Shares issued – beginning of period	48,880,237	43,758,820
Shares held by subsidiaries (Note 7)	(704,309)	(704,309)
Shares outstanding – beginning of period	48,175,928	43,054,511
Weighted average shares issued during the period	441,747	397,335
Diluted weighted average shares – end of period	48,617,675	43,451,846

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

3.       PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	September 30, 2023	June 30, 2023
Computers and office equipment	15,156	15,156
Initial Project: construction in process	7,617,873	6,847,760
Property and equipment, gross	7,633,029	6,862,916
Less accumulated depreciation	(12,368)	(11,907)
Property and equipment, net	$7,620,661	$6,851,009

The 3G1 project (“Initial Project”) began in July of 2021, with a lease signed on land October 1, 2021 (Note 9). Once the lease commenced the Company moved into construction phase. The balance for the Initial Project construction in process includes $217,269 and $62,688 for capitalized interest and $135,648 and $135,648 in non-cash compensation as of September 30, 2023 and 2022 respectively.

Management has reviewed the remaining property and equipment for impairment as of September 30, 2023 and believes that no impairment exists.

Depreciation expense was $461 and $330 for the three months ended September 30, 2023 and 2022, respectively.

4.       DEFERRED COMPENSATION:

The Company owes deferred compensation to various employees, former employees and consultants totaling $1,073,708 and $654,349 as of September 30, 2023 and 2022, respectively. Included in the deferred compensation balances as of September 30, 2023, are $610,094 and $80,767 owed Dominic Bassani (“Bassani”), the Company’s Chief Operating Officer (who was Chief Executive Officer until through April 30, 2022) (NOTE: Dominic Bassani passed away on October 11, 2023. See Note 10), and Mark A. Smith (“Smith”), the Company’s President, respectively, pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, accrues interest at 4% per annum and can be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month. The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month. The deferred compensation owed Bassani and Smith as of September 30, 2022 was $459,627 and $5,000, respectively. The Company also owes various consultants and an employee, pursuant to various agreements, for deferred compensation of $117,948 and $67,222 as of September 30, 2023 and 2022, respectively, with similar conversion terms as those described above for Bassani and Smith, with the exception that the interest accrues at 0% to 3% per annum. The Company also owes a former employee $72,500, which is not convertible and is non-interest bearing. Bassani and Smith have each been granted the right to convert up to $300,000 of deferred compensation balances at a price of $0.75 per share until June 30, 2024 into common shares (to be issued pursuant to the 2006 Plan). Smith also has the right to convert all or part of his deferred compensation balance into the Company’s securities (to be issued pursuant to the 2006 Plan) “at market” and/or on the same terms as the Company is selling or has sold its securities in its then current (or most recent if there is no current) private placement. Smith also received the right to transfer future deferred compensation to his 2020 Convertible Obligation at his election but such right is no longer in force.

Bill O’Neill has a balance of $192,500 and $50,000 at September 30, 2023 and 2022, respectively. There is no interest or conversions on the deferred balance.

The Company recorded interest expense of $6,427 ($5,036 with related parties) and $4,551 ($4,119 with related parties) for the three months ended September 30, 2023 and 2022, respectively.

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

Mark A. Smith (the Company’s President)(“Smith”), Dominic Bassani (the Company’s Chief Operating Officer) (“Bassani”) (NOTE: Dominic Bassani passed away on October 11, 2023. See Note 10) and Ed Schafer (Director)(“Schafer”), adjusted/reduced the principal owed to them by $1,109,649, $1,939,670 and $424,873, respectively. Subsequent to the adjustment, the adjusted portion of the 2020 Convertible Obligations were renamed Adjusted 2020 Convertible Obligations and the adjusted portion of the September 2015 Convertible Notes were renamed Adjusted September 2015 Convertible Notes. The Adjusted 2020 Convertible Obligations of Smith, Bassani and Schafer are convertible into Units (consisting of 1 share and from one half (1/2) to one (1) warrant) at prices of $.0946, $.0953, and $.0953, respectively, and the Adjusted September 2015 Convertible Notes may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.115 per share. The adjusted conversion prices slightly reduce the securities to be issued on conversion of each instrument from the amount receivable under the unadjusted instruments. The Adjusted 2020 Convertible Obligations and Adjusted September 2015 Convertible Notes do not accrue any interest until their maturity date (July 1, 2024). After the adjustment, the Company owed Smith, Bassani (and trust) and Schafer $262,154, $434,016 and $96,364, respectively, of Adjusted 2020 Convertible Obligations and Bassani and Schafer, respectively, $24,230 and $4,012 of Adjusted September 2015 Convertible Notes

As of September 30, 2023, the Adjusted 2020 Convertible Obligation balances, including accrued interest, owed Bassani (and his donees), Smith and Edward Schafer were $445,904, $83,824 and $99,004, respectively. As of June 30 2023, the Adjusted 2020 Convertible Obligation balances, including accrued interest, owed Bassani (and his donees), Smith and Edward Schafer were $441,446, $130,180 and $98,014, respectively.

As of September 30, 2023 the Adjusted September 2015 Convertible Notes balances, including accrued interest, owed Bassani Family Trusts and Schafer were $24,894 and $4,122, respectively.

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

As of September 30, 2023, the remaining unadjusted portion of the 2020 Convertible Obligation balances, including accrued interest, owed Bassani Family Trusts (and his donees) and Smith, were $364,490 and $36,793, respectively.

As of September 30, 2022, the 2020 Convertible Obligation balances, including accrued interest, owed Bassani Family Trusts, Smith and Schafer were $2,269,128, $1,335,199 and $503,813, respectively.

During the three months ended September 30, 2023, Smith elected to convert $49,048 of his Adjusted 2020 Convertible Obligation into 518,477 units at $0.0946 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until July 2026.

The Company recorded interest expense of $5,079 and $41,367 for the three months ended September 30, 2023 and 2022, respectively. The Company capitalized $71,646 and $30,688 related to the Initial Project for the three months ended September 30, 2023 and 2022, respectively.

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

Mark A. Smith (the Company’s President) (“Smith”), Dominic Bassani (the Company’s Chief Operating Officer) (“Bassani”) (NOTE: Dominic Bassani passed away on October 11, 2023. See Note 10)and Ed Schafer (Director) (“Schafer”), adjusted/reduced the principal owed to them by $1,109,649, $1,939,670 and $424,873, respectively. Subsequent to the adjustment, the adjusted portion of the 2020 Convertible Obligations were renamed Adjusted 2020 Convertible Obligations (see above and Note 7.). The debt modification was treated as an equity transaction because the modifications were with affiliates that are related parties.

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

The balances of the September 2015 Convertible Notes as of September 30, 2023, including accrued interest owed Bassani, Schafer and Shareholder, are $185,177, $4,122 and $464,652, respectively. The balances of the September 2015 Convertible Notes as of September 30, 2022, including accrued interest, were $281,789, $21,009 and $449,535, respectively.

The Company recorded interest expense of $5,079 and $6,366 for the three months ended September 30, 2023 and 2022, respectively.

Effective February 1, 2023, three (3) directors/officers of the Company agreed to adjust the provisions of long term convertible obligations (including the September 2015 Convertible Notes owned by Bassani and Schafer) owed to them by the Company in a manner which reduced the indebtedness of the Company by 80% (approximately $3.52 million, in aggregate) while equitably maintaining existing conversion rights.  Mark A. Smith (the Company’s President), Dominic Bassani (the Company’s Chief Operating Officer)(and a family Trust) and Ed Schafer (Director), adjusted/reduced the principal owed to them by $1,109,649, $1,939,670 and $424,873, respectively. Subsequent to the adjustment, the adjusted portion of the Notes were renamed Adjusted September 2015 Convertible Notes. The Adjusted September 2015 Convertible Notes may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.115 per share. As of September 30, 2023 the Adjusted September 2015 Convertible Notes balances, including accrued interest, owed Bassani Family Trusts and Schafer were $24,894 and $4,122, respectively. The debt modification was treated as an equity transaction because the modifications were with affiliates that are related parties. See above.

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

Mark A. Smith (the Company’s President)(“Smith”), Dominic Bassani (the Company’s Chief Operating Officer)(“Bassani”) (NOTE: Dominic Bassani passed away on October 11, 2023. See Note 10) and Ed Schafer (Director)(“Schafer”), adjusted/reduced the principal owed to them by $1,109,649, $1,939,670 and $424,873, respectively. Subsequent to the adjustment, the adjusted portion of the 2020 Convertible Obligations were renamed Adjusted 2020 Convertible Obligations and the adjusted portion of the September 2015 Convertible Notes were renamed Adjusted September 2015 Convertible Notes. The Adjusted 2020 Convertible Obligations of Smith, Bassani and Schafer are convertible into Units at prices of $.0946, $.0953, and $.0953, respectively, and the Adjusted September 2015 Convertible Notes may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.115 per share. The adjusted conversion prices slightly reduce the securities to be issued on conversion of each instrument from the amount receivable under the unadjusted instruments. The Adjusted 2020 Convertible Obligations and Adjusted September 2015 Convertible Notes do not accrue any interest until their maturity date (July 1, 2024). After the adjustment, the Company owed Smith, Bassani (and trust) and Schafer $262,154, $434,016 and $96,364, respectively, of Adjusted 2020 Convertible Obligations and Bassani and Schafer, respectively, $24,230 and $4,012 of Adjusted September 2015 Convertible Notes. The debt modification was treated as an equity transaction because the modifications were with affiliates that are related parties.

The Adjusted 2020 Convertible Obligations and Adjusted September 2015 Convertible Notes do not accrue any interest until their maturity date (July 1, 2024). The Company treated this as an equity transaction and recorded the reduction of debt through additional paid in capital at the net present value of the modified debt agreements. This resulted in an increase to Additional Paid in Capital of $3,522,000 at the modification date and a reduction of additional paid in capital of $14,051 for the year ended June 30, 2023 and $8,430 for the three months ended September 30, 2023 for the adjustment to the net present value of the modified debt agreements.

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

During the years ended June 30, 2023, and 2022, the Company declared dividends of nil and $1,000 respectively. The dividends are classified as a component of operations as the Series B Preferred stock is presented as a liability in these financial statements. There is no liability at September 30, 2023.

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

During the three months ended September 30, 2023, the Company entered into subscription agreements to sell 28.589 units at a price of $1.60, with each unit consisting of one share of the Company’s restricted common stock and one half warrant to purchase one share of the Company’s restricted common stock for $2.40 per share with an expiry date of June 30, 2024, and pursuant thereto, the Company issued 28,589 units for total proceeds of $45,742. See ‘Warrants’ below.

During the three months ended September 30, 2023, 38,000 warrants were exercised to purchase 38,000 shares of the Company’s common stock at $0.75 per share for total proceeds of $28,500.

During the three months ended September 30,2023, Smith elected to converted $49,048 of principal from his Adjusted 2020 Convertible note into 518,477 Units; each unit consisting of one share and one warrant with the exercise price of $.75 until July 21, 2026. Each of these warrants carry an exercise bonus of 75%.

During the three months ended September 30, 2023, the Company issued 7,500 shares of the Company’s common stock to a consultant for services. The shares were issued at $1.20 per share for a total value of $9,000.

During the three months ended September 30, 2023, the Company issued 10,753 shares of the Company’s common stock to a consultant for services. The shares were issued at $1.55 per share for a total value of $16,667.

During the three months ended September 30, 2023, the Company issued 2,000 shares of the Company’s common stock to a consultant for services. The shares were issued at $1.16 per share for a total value of $2,320.

 Warrants:

As of September 30, 2023, the Company had approximately 23 million warrants outstanding, with exercise prices from $0.60 to $2.40 and expiring on various dates through November 9, 2026.

The weighted-average exercise price for the outstanding warrants is $0.80, and the weighted-average remaining contractual life as of September 30, 2023 is 1.4 years.

During the three months ended September 30, 2023, Smith elected to converted $49,048 of principal from his Adjusted 2020 Convertible note into 518,477 Units; each unit consisting of one share and one warrant with the exercise price of $.75 until July 21, 2026. Each of these warrants carry an exercise bonus of 75%.

During the three months ended September 30, 2023, the Company entered into subscription agreements to sell 28,589 units at a price of $1.60, with each unit consisting of one share of the Company’s restricted common stock and one half warrant to purchase one share of the Company’s restricted common stock for $2.40 per share with an expiry date of June 30, 2024, and pursuant thereto, the Company issued 28,589 units for total proceeds of $45,742. On September 26, the Company’s Board of Directors, due to a misunderstanding related to a private placement (memorandum of March 2023) and the securities sold thereunder, adjusted the units sold in the offering by substituting 1,003,590 warrants with an exercise price of $1.25 per share for 501,795 previously issued warrants  effective October 1, 2023.

During the three months ended September 30, 2023, the Company approved the modification of existing warrants held by brokers, which extended certain expiration dates. The modifications resulted in interest  expenses of $61,175.

During the three months ended September 30, 2023, 38,000 warrants were exercised to purchase 38,000 shares of the Company’s common stock at $0.75 per share for total proceeds of $28,500.

Effective May 1, 2022, an entity affiliated with William O’Neill (“O’Neill”) was issued 1,000,000 Incentive Warrants exercisable at $1.00 per share until April 30, 2026 of which up to 700,000 Incentive Warrants may be cancelled if O’Neill is not renewed at 13 months and/or fails to serve the entire contract term thereafter. These warrants each have a 75% exercise price adjustment provision if the terms set forth therein are met. 700,000 of the warrants are vesting through May 1, 2023  and 2024. The vesting resulted in non-cash compensation of $3,281 during the quarter ended September 30, 2023.

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

The Company’s 2006 Consolidated Incentive Plan, as amended during the year ended June 30, 2021 (the “2006 Plan”), provides for the issuance of options (and/or other securities) to purchase up to 36,000,000 shares of the Company’s common stock. Terms of exercise and expiration of options/securities granted under the 2006 Plan may be established at the discretion of the Board of Directors, but no option may be exercisable for more than ten years. The 2006 Plan will be maintained to service grants already made thereunder (together with new grants, if any, to employees and consultants who already has received grants pursuant to its terms).

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

The Company recorded compensation expense related to employee stock options of $55,108 and nil for the years ended September 30, 2023 and 2022, respectively. The Company granted nil and nil options for the year ended September 30, 2023 and 2022, respectively.

A summary of option activity under the 2006 Plan for three months ended September 30, 2023 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2023	12,006,600	$0.85	1.83	$5,085,659
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2023	12,006,600	$0.85	1.57	$3,387,603

The total fair value of stock options that vested during the three months ended September 30, 2023 and 2022 was niland nil, respectively. As of September 30, 2023, the Company had no unrecognized compensation cost related to stock options.

8.       SUBSCRIPTION RECEIVABLE - AFFILIATES:

As of September 30, 2023, the Company has three interest bearing, secured promissory notes with an aggregate principal amount of $428,250 ($521,824, including interest) from Bassani which were received as consideration for purchases of warrants to purchase 5,565,000 shares, in aggregate, of the Company’s restricted common stock, which warrants have an exercise price of $0.75 (with a 75% exercise price adjustment provision) and have expiry dates ranging from December 31, 2024 to December 31, 2025 (subject to extension rights) secured by portions of Bassani Family Trust’s 2020 Convertible Obligation and Bassani Family Trust’s September 2015 Convertible Notes. The secured promissory notes are payable July 1, 2024.

As of September 30, 2023, the Company has an interest bearing, secured promissory note for $30,000 ($36,184 including interest) from Smith as consideration to purchase warrants to purchase 300,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 (with a 75% exercise price adjustment provision) and have expiry dates of December 31, 2024 (subject to extension rights) The promissory note bears interest at 4% per annum, and is secured by $30,000 ($36,793 including interest) of Smith’s 2020 Convertible Obligations. The secured promissory note is payable on July 1, 2024.

As of September 30, 2023, the Company has two interest bearing, secured promissory notes with an aggregate principal amount of $46,400 ($57,322 including interest) from two employee/consultants as consideration to acquire warrants to purchase 928,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.75 (with a 90% exercise price adjustment provision) and have expiry dates of December 31, 2024. (The promissory notes bear interest at 4% per annum, are secured by a perfected security interest in the warrants, and are payable on July 1, 2024.

These secured promissory notes are recorded as “Subscription receivable—affiliates” on the Company’s balance sheet pending payment.

9.       COMMITMENTS AND CONTINGENCIES:

Employment and consulting agreements:

Smith has held the positions of Director, Executive Chairman, President and General Counsel of Company and its subsidiaries under various agreements (and extensions) and terms since March 2003. On October 10, 2016, the Company approved a month-to-month contract extension with Smith which included provisions for i) a monthly salary of $18,000 ( deferred until the Board of Directors re-instated cash payments to all employees and consultants who are deferring compensation), ii) the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, until December 31, 2024, and iii) the right to convert his deferred compensation in whole or in part, at his sole election, at any time in any amount at “market” or into securities sold in the Company’s current/most recent private offering at the price of such offering to third parties. Smith agreed effective July 29, 2018 to continue to serve the Company under the same basic terms on a month-to-month basis. On May 1, 2022 Smith’s compensation was increased to $25,000 per month of which $5,000 per month is deferred. Currently Smith is deferring all but $5000 of his monthly compensation to help the Company conserve cash. For the three months ended September 30, 2023 and 2022, Smith was paid $15,000 and $60,000, respectively, of cash compensation.

(NOTE: Dominic Bassani passed away on October 11, 2023. See Note 10) Since March 31, 2005, the Company has had various agreements with Bassani (and/or Brightcap which provided his services during some of the years), now the Company’s Chief Operating Officer (‘COO’) and formerly the Company’s Chief Executive Officer (‘CEO’)(any reference to Brightcap or Bassani for all purposes are referring to the same individual). The Board appointed Bassani as the Company's CEO effective May 13, 2011. On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017 (with the Company having an option to extend the term an additional six months.) Pursuant to the Extension Agreement, Bassani continued to defer his cash compensation ($31,000 per month) until the Board of Directors re-instated cash payments to all employees and consultants who were deferring their compensation. During October 2016 Bassani was granted the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share, until March 15, 2018 (which was expanded on April 27, 2017 to the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, until June 30, 2024 (including extensions). During February 2018, the Company agreed to the material terms for a binding two-year extension agreement for Bassani’s services as CEO. Bassani’s salary remained $31,000 per month, which will continue to be accrued in part during periods when the Board determines there is not adequate cash available. Additionally, the Company agreed to pay or accrue $2,000 per month to be applied to life insurance premiums (which sums have been accrued as liabilities). On August 1, 2018, in the context of extending his agreement to provide services to the Company on a full-time basis through December 31, 2022) plus 2 years after that on a part-time basis, the Company received an interest bearing secured promissory note for $300,000 from Bassani as consideration to purchase warrants to purchase 3,000,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of June 30, 2025. The promissory note is secured by a portion of Bassani’s 2020 Convertible Obligations and as of June 30, 2023, the principal and accrued interest was $364,490. Currently Bassani is deferring all but $5000 of his monthly compensation to help the Company conserve cash. For the three months ended September 30, 2023 and 2022, Brightcap was paid $15,000 and $75,000, respectively, of cash compensation.

William O’Neill (“O’Neill”) was hired as the Company’s Chief Executive Officer (“CEO”) effective May 1, 2022.  O’Neill had previously been working with the Company as a consultant and had been employed by the Company as its CEO during 2010-2011. Bassani, CEO of the Company since 2011, assumed the position of COO while retaining existing operational management responsibilities and working with O’Neill on ‘commercialization’ of the Company’s technology and work related to JVs (and other transactions) based on the Company’s Gen3 Technology and related matters. Bassani’s compensation arrangements with the Company have not been altered in the context of the change of positions. The Company and O’Neill entered into a thirty-seven (37) month employment agreement with compensation of $25,000 cash and $10,000 deferred compensation per month. The cash payment is paid $12,500 to O’Neill and $12,500 to an entity affiliated with O’Neill. An entity affiliated with O’Neill was issued 1,000,000 Incentive Warrants exercisable at $1.00 per share (a 75% exercise price adjustment provision if the terms set forth therein are met) until April 30, 2026 of which up to 700,000 Incentive Warrants may be cancelled if O’Neill is not renewed at 13 months and/or fails to serve the entire contract term thereafter. Currently O’Neill is deferring all but $5,000 of his monthly compensation to help the Company conserve cash. For the three months ended September 30, 2023 and 2022, O’Neill and the entity affiliated with O’Neill were paid $52,500 and $75,000, respectively, of cash compensation.

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

As of September 30, 2023, exercise price adjustment provisions ranging from 50-90% were applicable to 11,771,600 of the Company’s outstanding options and 19,659,372 of the Company’s outstanding warrants.

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

Initial Project:

On January 28, 2022 Bion Environmental Technologies, Inc. (‘Bion’), on behalf of Bion 3G1 LLC (‘3G1’), a wholly-owned subsidiary, entered into a Purchase Order Agreement with Buflovak and Hebeler Process Solutions (collectively ‘Buflovak’) in the amount of $2,665,500 (and made the initial 25% payment ($666,375) for the core of the ‘Bion System’ portion (without the crystallization modules which will be ordered and fabricated pursuant to subsequent agreements) of the previously announced 3G Tech Initial Project. This Purchase Order encompasses the core of Bion’s 3G Technology. The Company received progress billing in March 2022 and June 2022 for the second and third 25% installments, both of which have been paid as of the filing date. On January 17, 2023 the Company received an invoice from Buflovak for $533,100 which was paid on March 1, 2023 and on April 24, 2023 the Company received an invoice from Buflovak for $83,275 which was paid on May 2, 2023 bringing the aggregate payments to $2,615,500 as of the date of this filing. There remains $50,000 open on the Purchase Order has been billed on July 26, 2023. In addition to the Purchase Order, through September 30, 2023 the Company has incurred additional costs of $5,018,730 on the Initial Project for capitalized interest and costs, non-cash compensation, equipment and consulting fees. $7,044,902 has been paid and $220,053 has been billed and not yet paid.

Buflovak has worked with the Company on design and testing of its 3G Tech over several years. The basic design for the Initial Project’s Bion System is complete, fabrication and delivery of equipment from Buflovak from the Purchase Order Agreement has been largely completed and assembly/construction is in process.  3G1 is working in concert with Integrated Engineering Services, the primary site engineering firm for the facility, on the integration of all project components/modules at the Initial Project site. Additional agreements have been entered into various professional services providers (engineers, surveyors, utilities, etc.) for work related to the Initial Project. The Company has incurred costs of $6,784,813 on the Initial Project, not including capitalized labor and interest.

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

Bank Account Hacking

On June 23, 2023, an officer of the Company with personal accounts with Signature Bank was hacked and $75,000 was transferred from the Company’s accounts at Signature Bank to the officer’s personal accounts. The bank was notified and all Company accounts were placed on hold. Subsequently, the funds were released and transferred back to the Company prior to June 30, 2023, the end of the fiscal year, and there were no losses incurred.  The Company has reviewed the authorized individuals on all accounts and further limited access after the hacking incident.

The Company currently is not involved in any other material litigation or similar events.

Lease:

The Company entered into an agreement on September 23, 2021, to lease approximately four acres of land near Fair Oaks, Indiana, for the development site of its Initial Project.

The future minimum lease payment under noncancelable operating lease with terms greater than one year as of September 30 2023:

From October 2023 to December 2023	18,750
From January 2024 to December 2024	75,000
Undiscounted cash flow	93,750
Less imputed interest	(5,966)
Total	87,784

The weighted average remaining lease term and discounted rate related to the Company’s lease liability as of September 30, 2023 were 1.33 years and 10%, respectively. The Company’s lease discount rate is generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s lease cannot be readily determined.

10.        SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to September 30, 2023 for recognition and disclosure in the financial statements and notes to the financial statements.

From October 1, 2023 through November 13, 2023, the Company has incurred costs of $80,613 for an aggregate total of $7,698,485 for the Initial Project.

On October 1, 2023 Smith transferred $80,767 of deferred compensation to his 2020 Collateral Convertible Note. The balance of the 2020 Collateral Convertible Note of $117,553 is convertible into 235,106 units; each unit consisting of one share and one warrant with the exercise price of $.75 until 6/4/2026. Each of these warrants carry a price adjustment provision equal to 75% of exercise price. See Note 6 and 9.

The Company’s Board of Directors (on September 26, 2023), due to a misunderstanding related to a private placement (memorandum of March 2023) and the securities sold thereunder, adjusted the units sold in the offering by substituting 1,003,590 warrants with an exercise price of $1.25 per share for 501,795 previously issued warrants  effective October 1, 2023.

On September 29, 2023 the Company executed Bridge Loan Convertible Note and the Bridge Note Subscription agreement for $1,500,000 with SEB Farms LLC (Bernie Hansen related) with funding to occur in six tranches. The initial funding of $250,000 was received on October 5, 2023.

Between October 1, 2023 and November 13, 2023, the Company issued 15,000 shares at a value of $1 for services of $15,000.

On November 11, 2023, Dominic Bassani, who served in senior executive positions with the Company for two decades, passed away after an extended period of hospitalization and multiple years of battling his final illness. All his management duties and responsibilities were transitioned to other Bion personnel in earlier periods.

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

During the first half of 2022 Bion began pre-marketing our sustainable beef to retailers, food service distributors and the meat industry in the U.S.  In general, the response has been favorable. During July 2022, Bion announced a letter of intent (“Ribbonwire LOI”) to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with the Ribbonwire Ranch, in Dalhart, Texas (with a provision to expand to 60,000 head) (“Dalhart Project”). During January 2023 Bion announced a letter of intent (“Olson LOI”) to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with the Olson Feeders and TD Angus, near North Platte, Nebraska (with a provision to expand to 45,000 head or more) (“Olson Project”). During April 2023 Bion announced a letter of intent (“DVG LOI”) to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with Dakota Valley Growers near Bathgate, North Dakota (“DVG Project”). Based on our experience to date, we believe we will not have difficulty in securing participation in our Projects from additional feeders/cattlemen. The Olson, Dalhart and DVG Projects (and subsequent Projects) will be developed to produce blockchain-verified, sustainable beef in customized covered barns (resulting in reduced stress on cattle caused by extreme weather and temperatures and resulting higher feed/weight gain efficiency) with ongoing manure transfer (through slatted floors) to anaerobic digesters (AD) to capture nitrogen from the manure stream before loss to the atmosphere and generate renewable natural gas (RNG) for sale while remediating the environmental/carbon impacts usually associated with cattle feedlots and CAFOs. Bion’s patented Gen3Tech platform will refine the waste stream into valuable coproducts that include clean water, RNG, photovoltaic solar electricity and fertilizer (‘climate smart’ and/or organic) products. We anticipate converting one of more of these LOIs into definitive JV agreements and creating related distribution agreements with key retailers and food service distributors during the current fiscal year.

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

For additional information regarding our ‘HISTORY, BACKGROUND AND CURRENT ACTIVITIES’ see discussion in Notes to the Financial Statements (particularly Notes 1, 3, 5 and 9) included in this report and Item 1 in our annual report on Form 10-K.

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

Pursuant to ASC Topic 815 “Derivatives and Hedging” (“Topic 815”), the Company reviews all financial instruments for the existence of features which may require fair value accounting and a related mark-to-market adjustment at each reporting period end. Once determined, the Company assesses these instruments as derivative liabilities. The fair value of these instruments is adjusted to reflect the fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. As of September 30, 2023 and 2022, there are no derivative financial instruments.

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

THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2022

Revenue

Total revenues were nil for both the three months ended September 30, 2023 and 2022.

General and Administrative

Total general and administrative expenses were $666,000 and $866,000 for the three months ended September 30, 2023 and 2022, respectively.

Salaries and related payroll tax expenses were $165,000 and $171,000 for the three months ended September 30, 2023 and 2022, respectively. Consulting costs were $185,000 and $118,000 for the three months ended September 30, 2023 and 2022, respectively. The $67,000 increase in consulting costs is due an increase in activity with outside consultants during the first quarter. Investor relations expenses were $46,000 and $249,000 for the three months ended September 30, 2023 and 2022, respectively, and the $203,000 decrease was due to less investor related activity during the first quarter in order to conserve cash. Legal costs were $8,000 and $8,000 for the three months ended September 30, 2023 and 2022, respectively.

Stock-based compensation for the three months ended September 30, 2023 and 2022 were $58,000 and $155,000, respectively.

Depreciation

Total depreciation expense was $461 and $330 for the three months ended September 30, 2023 and 2022, respectively.

Research and Development

Total research and development expenses were $8,000 and $28,000 for the three months ended September 30, 2023 and 2022, respectively, representing a $20,000 decrease was due to less consulting expense being allocated to research and development.

Salaries and related payroll tax expenses were $1,000 and $3,000 for the three months ended September 30, 2023 and 2022, respectively. Consulting costs were $3,000 and $17,000 for the three months ended September 30, 2023 and 2022, respectively. The decrease of $14,000 was due to a smaller portion of Brightcap’s consulting cost being allocated to research and development.

Loss from Operations

As a result of the factors described above, the loss from operations was $675,000 and $895,000 for the three months ended September 30, 2023 and 2022 respectively.

Other Expense

Other expense was $71,000 and $24,000 for the three months ended September 30, 2023 and 2022, respectively. The increase of $47,000 was due to less interest expense capitalized in the three months ended September 30, 2023.

Interest expense related to deferred compensation, loan payable and convertible notes prior to capitalization was $15,000 and $52,000 for the three months ended September 30, 2023 and 2022, respectively. The decrease is due to debt modifications and reduction of principal balances.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was nil and nil for the three months ended September 30, 2023 and 2022, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net income attributable to Bion’s stockholders was $746,000 and $919,000 for the years ended September 30, 2023 and 2022, respectively, and the net loss per basic common share was $.02 and $.02 for the three months ended September 30, 2023 and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's condensed consolidated financial statements for the three months ended September 30, 2023 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2023 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of September 30, 2023, the Company had cash of approximately $140,000. During the three months ended September 30, 2023, net cash used in operating activities was $395,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance, legal, accounting, consulting and investor relations expenses as well as the purchase of property and equipment. Cash expenditures were offset by proceeds from financing activities, primarily the exercise of warrants and sale of common shares. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

During the three months ended September 30, 2023, the Company invested $164,000 in the purchase of property and equipment, primarily related to the Initial Project construction in process.

Financing Activities

During the three months ended September 30, 2023, the Company received gross cash proceeds of $45,742 from subscription agreements to sell 28,589 units at a price of $1.60, with each unit consisting of one share of the Company’s restricted common stock and one half warrant to purchase one share of the Company’s restricted common stock for $2.40 per share with an expiry date of June 30, 2024, and pursuant thereto, the Company issued 28,589 units for total proceeds of $45,712.

During the three months ended September 30, 2023, the Company received gross cash proceeds of $28,500 from the exercise of 38,000 warrants to purchase 38,000 shares of the Company’s common stock at $0.75 per share.

As of September 30, 2023, the Company has debt obligations consisting of: a) deferred compensation of $1,074,000 and b) convertible notes payable – affiliates of $1,684,000.

Plan of Operations and Outlook

As of September 30, 2023, the Company had cash of approximately $140,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal years 2023 and 2022, the Company faced less difficulty in raising equity funding (but was subject to substantial equity dilution from the larger amounts of equity financing during the periods) than was experienced in the prior 3 years. However, this positive trend did not continue during the last quarter of the 2023 fiscal year and first quarter of the current fiscal year (and the second quarter through the date of this report). The Company raised only raised very limited equity funds during such periods to meet its some of its immediate needs, therefore, the Company needs to raise substantial additional funds in the upcoming periods. The Company currently has faced substantial increases in demand for capital and operating expenditures for the fiscal year 2024 to date (and we anticipate such increased demands will continue during the remainder of the 2024 fiscal year and periods thereafter) as it moves toward commercial implementation of its 3G Tech and development of JVs (including costs associated with additions of personnel to carry out the business activities of the Company) and, therefore, is likely to continue to face, significant cash flow management issues due to limited capital resources and working capital constraints which had only recently begun to be alleviated. As a result, the Company has faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring most of their cash compensation and/or are accepting compensation in the form of securities of the Company and members of the Company's senior management have from time-to-time made loans to the Company in the past and may do so in future periods. Note that, to deal with earlier capital constraints, during the year ended June 30, 2018, senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000. Additionally, the Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again during the year ended June 30, 2018. As set forth in detail elsewhere herein, during the year ended June 30, 2023 senior management (and family members) who held convertible obligations of the Company adjusted the terms of their outstanding notes and agreed to debt modifications that reduced of the Company’s debt by $3,516,000 and increased shareholders equity by the same amount. As of June 30 2023, such deferrals/loans totaled approximately $2,581,000 (including accrued interest and deferred compensation converted into convertible obligations and convertible promissory notes but excluding conversions of deferred compensation into the Company's common stock by officers, employees and consultants that have already been completed) and not reflecting the ‘note adjustment’ which reduced amounts owed by the Company by approximately $3.5 million which took place during the recently completed fiscal year. The extended constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company's effort to operate and develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company is able to raise needed funds during the remainder of the current fiscal year (and subsequent periods), of which there is no assurance, management will not need to consider deeper cuts (including additional personnel cuts) and/or curtailment of ongoing activities including research and development activities.

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

The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing projects, JVs and proposed projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years. During the three months ended September 30, 2023 the Company raised gross proceeds of approximately $74,000 through the sale of its securities. During the year ended June 30, 2023 the Company raised gross proceeds of approximately $4,036,000 through the sale of its securities and paid commissions of approximately $86,000. During the year ended June 30, 2022 the Company raised gross proceeds for approximately $1,737,000 and paid commissions of approximately $19,000. The Company anticipates needing to raise substantial additional funds from such sales and transactions in the coming periods. During the current fiscal year to date, the Company has had only limited success in such efforts. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

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

See Item 2 below and Note 5 (“Pennvest Loan and Bion PA1 LLC (“PA1”) Dissolution”) to the Financial Statements included in this report and the Company’s Forms 10-K for the year ended June 30, 2023 (and the years 2009-2021) for discussion and more details related to the dissolution of PA1, the Pennvest Loan and the

Kreider 1 project.

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

The future minimum lease payment under noncancelable operating lease with terms greater than one year as of September 30 2023:

From October 2023 to December 2023	18,750
From January 2024 to December 2024	75,000
Undiscounted cash flow	93,750
Less imputed interest	(5,966)
Total	87,784

The weighted average remaining lease term and discounted rate related to the Company’s lease liability as of September 30, 2023 were 1.33 years and 10%, respectively. The Company’s lease discount rate is generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s lease cannot be readily determined.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and has concluded that, as of that date, our disclosure controls and procedures were not effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act, as a result of the material weakness in internal control over financial reporting discussed in Item 9(A) of our Form 10-K for the year ended June 30, 2023.

(b) Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently involved (and has not been involved in recent periods) in any litigation matters except:

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

C: Bank Account Hacking

On June 23, 2023, an officer of the Company with personal accounts with Signature Bank was hacked and $75,000 was transferred from the Company’s accounts at Signature Bank to the officer’s personal accounts. The bank was notified and all Company accounts at Signature Bank were placed on hold. Subsequently, the funds were released and transferred back to the Company prior to June 30, 2023, the end of the fiscal year, and there were no losses incurred.  The Company has reviewed the authorized individuals on all accounts and further limited access after the hacking incident.

The Company currently is not involved in any other material litigation or similar events.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2023, the Company sold the following restricted securities: a) 28,589 units at $1.60 per unit consisting of one share of the Company’s restricted common stock and ½ warrant to purchase one share of the Company’s restricted common stock at $2.40 until June 30, 2024 and received gross proceeds of $45,742 and b) 518,477  shares were issued pursuant to our 2006 Consolidated Incentive Plan (“Plan”) upon the conversion of debt and c) 38,000 shares were issued when 38,000 warrants were exercised @$0.75/warrant and the Company received gross proceeds of $28,500 and d) 20,253 shares were issued for consulting services.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: November 13, 2023	By:	/s/ Mark A. Smith
Mark A. Smith, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 13, 2023	By:	/s/ William O’Neill
William O’Neill, Chief Executive Officer

