Form 10-Q
period 2023-12-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2024-02-14
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

On February 1, 2024, there were 56,906,124 Common Shares issued and 56,201,815 Common Shares outstanding.

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

ii

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2023	2023
	(unaudited)

ASSETS

Current assets:
Cash	$384,735	$625,964
Prepaid expenses	3,394	16,785
Deposits and other assets	6,000	6,000

Total current assets	394,129	648,749

Operating lease right-of-use asset	66,090	93,875
Property and equipment, net (Note 3)	9,110,640	6,851,009

Total assets	$9,570,859	$7,593,633

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$2,648,005	$677,136
Deferred compensation (Note 4)	1,225,226	864,781
Convertible Bridge Note Payable (Note 6)	255,407	—
Operating lease liability, current (Note 9)	71,091	75,000

Total current liabilities	4,199,729	1,616,917

Operating lease liability, long term (Note 9)	—	29,068
Convertible notes payable - affiliates (Note 6)	1,740,083	1,715,970

Total liabilities	5,939,812	3,361,955

Equity (deficit):
Common stock, no par value, 250,000,000 shares authorized, 50,611,962 and 48,044,790 shares issued, respectively; 49,907,653 and 47,340,480 shares outstanding, respectively	—	—
Additional paid-in capital	132,798,923	131,935,418
Subscription receivable - affiliates (Note 8)	(504,650)	(504,650)
Accumulated deficit	(128,700,799)	(127,236,663)

Total Bion's stockholders’ equity (deficit)	3,593,474	4,194,105

Noncontrolling interest	37,573	37,573

Total equity (deficit)	3,631,047	4,231,678

Total liabilities and deficit	$9,570,859	$7,593,633

See notes to condensed consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED DECEMBER 31, 2023 AND 2022
(UNAUDITED)

	Three months ended		Six months ended
	December 31,		December 31,
	2023	2022	2023	2022

Revenue	$—	$—	$—	$—

Operating expenses:
General and administrative (including stock-based compensation)	636,017	630,542	1,302,272	1,497,036
Depreciation	460	394	921	724
Research and development (including stock-based compensation)	7,431	15,148	15,730	43,591

Total operating expenses	643,908	646,084	1,318,923	1,541,351

Loss from operations	(643,908)	(646,084)	(1,318,923)	(1,541,351)

Other (income) expense:
Interest income	(109)	(1,375)	(504)	(3,310)
Interest expense	74,790	85,285	145,717	111,380

Total other expense	74,681	83,910	145,213	108,070

Net income (loss)	(718,589)	(729,994)	(1,464,136)	(1,649,421)

Net loss attributable to the noncontrolling interest	—	—	—	—

Net income (loss) applicable to Bion's common stockholders	$(718,589)	$(729,994)	$(1,464,136)	$(1,649,421)

Net income (loss) applicable to Bion's common stockholders
per basic and diluted common share	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Weighted-average number of common shares outstanding:
Basic and diluted	48,748,554	43,620,051	49,321,180	43,533,789

See notes to condensed consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
THREE AND SIX MONTHS ENDED DECEMBER 31, 2023 AND 2022
(UNAUDITED)

Three months ended December 31, 2023 and 2022
Bion's Stockholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in	Subscription Receivables	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	for Shares	deficit	interest	equity/(deficit)

Balances, October 1, 2022	—	$—	—	$—	44,303,654	$—	124,300,604	$(504,650)	$(124,966,975)	$37,573	$(1,133,448)
Sale of units	—	—	—	—	226,230	—	226,230	—	—	—	226,230
Issuance of warrants for services	—	—	—	—	—	—	32,250	—	—	—	32,250
Modification of warrants	—	—	—	—	—	—	68,088	—	—	—	68,088
Net loss	—	—	—	—	—	—	—	—	(729,994)	—	(729,994)
Balances, December 31, 2022	—	$—	—	$—	44,529,884	$—	$124,627,172	$(504,650)	$(125,696,969)	$37,573	$(1,536,874)

Balances, October 1, 2023	—	$—	—	$—	49,485,556	$—	132,197,829	$(504,650)	$(127,982,210)	$37,573	$3,748,542
Sale of units	—	—	—	—	375,000	—	375,000	—	—	—	375,000
Warrants exercised under cashless exercise	—	—	—	—	265,639	—	—	—	—	—	—
Issuance of units for services	—	—	—	—	36,506	—	48,334	—	—	—	48,334
Issuance of warrants for services					—	—	5,000				5,000
Vesting of options for employees and services	—	—	—	—	—	—	52,378	—	—	—	52,378
Vesting of warrants for employees and services	—	—	—	—	—	—	3,281	—	—	—	3,281
Debt Modification	—	—	—	—	—	—	(8,430)	—	—	—	(8,430)
Conversion of debt and liabilities	—	—	—	—	449,261	—	42,500	—	—	—	42,500
Modification of warrants	—	—	—	—	—	—	89,031	—	—	—	89,031
Commission on sale of units	—	—	—	—	—	—	(6,000)	—	—	—	(6,000)
Net loss	—	—	—	—	—			—	(718,589)	—	(718,589)
Balances, December 31, 2023	—	$—	—	$—	50,611,962	$—	$132,798,923	$(504,650)	(128,700,799)	$37,573	$3,631,047

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
THREE AND SIX MONTHS ENDED DECEMBER 31, 2023 AND 2022
(UNAUDITED) CONTINUED

Six months ended December 31, 2023 and 2022
Bion's Stockholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in	Subscription Receivables	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	for Shares	deficit	interest	equity/(deficit)

Balances, July 1, 2022	—	$—	—	$—	43,758,820	$—	123,620,046	$(504,650)	$(124,047,548)	$37,573	$(894,579)
Sale of units	—	—	—	—	546,230	—	546,230	—	—	—	546,230
Warrants exercised for common shares	—	—	—	—	74,834	—	88,375	—	—	—	88,375
Issuance of units for services	—	—	—	—	50,000	—	80,000	—	—	—	80,000
Issuance of warrants for services	—	—	—	—	—	—	15,000	—	—	—	15,000
Conversion of debt and liabilities	—	—	—	—	100,000	—	50,000	—	—	—	50,000
Modification of warrants	—	—	—	—	—	—	227,521	—	—	—	227,521
Net loss	—	—	—	—	—	—	—	—	(1,649,421)	—	(1,649,421)
Balances, December 31, 2022	—	$—	—	$—	44,529,884	$—	$124,627,172	$(504,650)	$(125,696,969)	$37,573	$(1,536,874)

Balances, July 1, 2023	—	$—	—	$—	48,880,237	$—	131,935,418	$(504,650)	$(127,236,663)	$37,573	$4,231,678
Sale of units	—	—	—	—	403,589	—	420,742	—	—	—	420,742
Warrants exercised for common shares	—	—	—	—	38,000	—	28,500	—	—	—	28,500
Warrants exercised under cashless exercise	—	—	—	—	265,639	—	—	—	—	—	—
Issuance of units for services	—	—	—	—	56,759	—	76,320	—	—	—	76,320
Issuance of warrants for services	—	—	—	—	—	—	5,000	—	—	—	5,000
Vesting of options for employees and services	—	—	—	—	—	—	107,487	—	—	—	107,487
Vesting of warrants for employees and services	—	—	—	—	—	—	6,563	—	—	—	6,563
Debt Modification	—	—	—	—	—	—	(16,861)	—	—	—	(16,861)
Conversion of debt and liabilities	—	—	—	—	967,738	—	91,548	—	—	—	91,548
Modification of warrants	—	—	—	—	—	—	150,206	—	—	—	150,206
Commission on sale of units	—	—	—	—	—	—	(6,000)	—	—	—	(6,000)
Net loss	—	—	—	—	—	—	—	—	(1,464,136)	—	(1,464,136)
Balances, December 31, 2023	—	$—	—	$—	50,611,962	$—	$132,798,923	$(504,650)	$(128,700,799)	$37,573	$3,631,047

See notes to condensed consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,464,136)	$(1,649,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	921	724
Accrued interest on loans payable, deferred compensation and other	145,717	43,292
Stock- based compensation	129,048	223,021
Stock-based compensation for services	81,321	127,250
Decrease in prepaid expenses	13,391	80,062
Decrease in accounts payable and accrued expenses	220,699	(949,097)
Decrease (increase) in operating lease assets and liabilities	(5,192)	32,308
Increase in deferred compensation	427,583	170,000

Net cash used in operating activities	(450,648)	(1,921,861)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(483,823)	(739,486)

Net cash used in investing activities	(483,823)	(739,486)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of units	420,742	546,230
Commission on the sale of units	(6,000)	—
Proceeds from convertible bridge loan	250,000	—
Proceeds from exercise of warrants	28,500	56,125

Net cash provided by financing activities	693,242	602,355

Net decrease in cash	(241,229)	(2,058,992)

Cash at beginning of year	625,964	3,160,442

Cash at end of year	$384,735	$1,101,450

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Non-cash investing and financing transactions:
Conversion of debt and liabilities into common units	$49,048	$50,000
Conversion of debt and liabilities into notes payable	$—	$23,943
Conversion of deferred compensation to notes payable	$80,767	$60,000
Conversion of notes payable into shares	$91,548	—
Purchase of property and equipment for accounts payable	$1,750,170	$135,673

See notes to condensed consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2023 AND 2022

1.       ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT’S PLANS:

Organization and nature of business:

DUE TO THE RECENT DEATH (FOLLOWING EXTENDED ILLNESS) OF DOMINIC BASSANI (WHO MOST RECENTLY SERVED AS OUR COO (FROM MAY 2022) AFTER SERVING AS OUR CEO FOR THE PRIOR DECADE) AND DIFFICULTIES IN RAISING NEEDED FUNDS (WHICH RE-EMERGED DURING THE 2023 FISCAL YEAR AND HAVE CONTINUED THROUGH THE CURRENT QUARTER TO DATE), THE COMPANY IS FACING INCREASED CAPITAL NEEDS AND THE NEED TO TRANSITION TO A YOUNGER MANAGEMENT TEAM (MARK A. SMITH, THE COMPANY’S PRESIDENT AND GENERAL COUNSEL, PROVIDED NOTICE DURING EARLY 2023 OF HIS INTENT TO PHASE OUT HIS MANAGEMENT ROLES EARLY THIS CALENDAR YEAR). THESE ITEMS HAVE BEEN PREVIOUSLY DISCLOSED BUT THE COMPANY BELIEVES IT IS IMPORTANT TO FEATURE THEM ‘UPFRONT’ AT THIS POINT. PLEASE NOTE:

A: The Company is not generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing Projects, JVs and proposed Projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years. See “Going Concern and Management’s Plans” below. Current liabilities were approximately $4.2 million at December 31, 2023. There was an increase of approximately $2.6 million from a year earlier (which was largely due to an increase in ‘accounts payable and accrued expenses’ totaling approximately $2.0 million and an increase in ‘deferred compensation’ of approximately $.35 million) as a result of the Company’s limited success in raising new financing (equity and/or debt) during the recent period in combination with continued expenses (including those related to the Initial Project); and

B: On September 28, 2023 the Company entered into an agreement for a $1,500,000 bridge loan and executed documents including a convertible promissory note (“Note”) and a binding subscription agreement (“Subscription”) (collectively the Note and the Subscription are the “Bridge Loan Agreements”) with SEB LLC, a non-affiliated party (“Lender”). The Bridge Loan Agreements require the Lender to loan the Company $1,500,000 in six monthly tranches of $250,000 commencing October 2023. All sums advanced under the Bridge Loan Agreements (and accrued interest thereon) would due and payable (with interest accrued at 9% per annum) on October 1, 2024 if not previously converted into securities of the Company. The Note is convertible at $1.00 per unit, at the sole election of the Lender, into units consisting of one share of the Company’s common stock and a warrant to purchase one half share. The initial $250,000 tranche was received by the Company on October 5, 2023. However, no further funds were received by the Company from the Lender. During early November 2023 the Lender informed the Company verbally that it did not intend to fulfill its obligations pursuant to the Bridge Loan Agreements and since such time the Lender has been in default (“Default”). The Default (which is continuing) has exacerbated the Company’s exiting problems and materially damaged the Company and rendered the Company unable to meet its creditor obligations on a timely basis. The Company is currently evaluating its rights regarding the Default by the Lender. See Notes re Bridge Loan/Default. This situation has contributed to the substantial increase in the Company’s ‘Current Liabilities’ including ‘accounts payable’ over recent periods. See Consolidated Financial Statements and ‘Management’s Discussion and Analysis’. The Company is in discussion/negotiation with its larger creditors (including its largest creditor--- the primary contractor on the Initial Project) and anticipates reaching agreements re payments during the current quarter (or soon thereafter).

Bion Environmental Technologies, Inc.'s ("Bion," "Company," "We," "Us," or "Our") was incorporated in 1987 in the State of Colorado. Bion’s mission is to make livestock production more sustainable, profitable and transparent. We intend to accomplish this by deploying our Gen3Tech platform/business model (discussed below) in ventures focused on the ‘feeder’ space of the livestock production/value chain to provide the consumer with verifiably sustainable premium meat products (together with environmentally friendly, sustainable and/or organic co-products from the production process).  Bion believes this approach can create extraordinary value for our shareholders and employees (all of whom own securities in the Company) and for livestock/agriculture industry ‘partners’ who join us in our ventures. We anticipate pursuing the opportunity created by our third generation technology (“Gen3Tech”) and business/technology platform in conjunction with other industry practices (“Gen3Tech Platform” or “Platform”) utilizing a joint venture/strategic partner model. We believe our approach will improve the well-being of farmers, ranchers, feeders, etc. that we work with and create value for our shareholders while improving the environment.

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

During the first half of calendar 2022 Bion began pre-marketing our sustainable beef opportunity to retailers, food service distributors and the meat industry in the U.S.  In general, the response has been favorable. During our 2023 fiscal year, Bion entered into three (3) letters of intent (“LOIs”): a) July 2022 letter of intent to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with the Ribbonwire Ranch (“Ribbonwire LOI”), in Dalhart, Texas (with a provision to expand to 60,000 head) (“Dalhart Project”), (b) January 2023 letter of intent to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with the Olson Feeders and TD Angus (“Olson LOI”), near North Platte, Nebraska (with a provision to expand to 45,000 head or more) (“Olson Project”) and c)April 2023 letter of intent to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with Dakota Valley Growers (“DVG LOI”) near Bathgate, North Dakota (“DVG Project”). The Company is in discussions with additional parties regarding potential further LOIs. Based on our experience to date, we believe we will not have difficulty in securing participation in our Projects from additional feeders/cattlemen. The Olson, Dalhart and DVG Projects (and subsequent Projects) will be developed to produce blockchain-verified, sustainable beef in customized covered barns (resulting in reduced stress on cattle caused by extreme weather and temperatures and resulting higher feed/weight gain efficiency) with ongoing manure transfer (through slatted floors) to anaerobic digesters (AD) to capture nitrogen from the manure stream before loss to the atmosphere and generate renewable natural gas (RNG) for sale while remediating the environmental/carbon impacts usually associated with cattle feedlots and CAFOs. Bion’s patented Gen3Tech platform will refine the waste stream into valuable coproducts that include clean water, RNG, photovoltaic solar electricity and fertilizer (‘climate smart’ and/or organic) products. We anticipate converting tone or more of these LOIs into definitive JV agreements and creating related distribution agreements with key retailers and food service distributors during the current calendar year.

Our business plan is focused on executing multiple agreements and letters of intent related to additional sustainable beef JV projects over the next twenty-four (24) months while continuing our work at the Initial Project (see below) and commencing development of one or more of the Dalhart/Olson/DVG Projects (“LOI Projects”)(and/or other Gen3Tech beef JV projects) while pursuing other opportunities in the livestock industry enabled by our Gen3Tech business model.  The LOI announcements have generated significant interest within the livestock industry (among ranchers, feedlot operators, farmers and other AG industry parties) and has led to and assisted our discussions with many major of the larger agriculture/livestock industry companies (including those involved with distribution and/or sales of meat products) in the country which are ongoing at this date. We believe that this interest, combined with consumer interest in ‘sustainable products’ and growing enthusiasm among some livestock industry parties for environmental/sustainable/regenerative practices, may provide Bion (and its partners/venturers) with an opportunity to move forward with a truly sustainable solution in this industry segment at a rapid pace.

During the 2023 calendar year, the Company has constructed (construction is largely completed) our 3GTech Ammonia Recovery System (‘ARS’) located near Fair Oaks, Indiana and begun operations of phase 1 of our Initial Project (our commercial scale demonstration facility) located near Fair Oaks, Indiana. The Initial Project has been deemed ‘placed in service’ effective January 1, 2024. Operating results to date at Fair Oaks indicate ARS performance will exceed initial expectations for ammonia recovery and related economics. The Company recently announced that we have achieved key objectives in the optimization of its ARS and will now begin the final design process for full-scale systems based on results to date (and testing over the remainder of this fiscal year) at the Initial Project. The ARS has achieved and maintained controlled steady-state operations under a variety of conditions. When operated at steady state, the system produces an ammonium distillate (solution), the base of Bion’s nitrogen fertilizer products. Bion has begun optimizing the ARS’s operating parameters with the goal of meeting and/or exceeding the results needed for Bion’s economic models for large-scale commercial projects. The Company expects the current optimization phase will continue during the next quarter (or longer) and provide data required to support final design/engineering for commercial project modules. We believe this data will also provide additional potential stakeholders (cattle producers, cattle feeders, packers, distributors, retailers and financial institutions) with the information they need to proceed with confidence in collaborating with Bion on multiple new projects (see below). Final economic and energy efficiency models will be validated during the final design process. The Company intends to engage a third party engineering firm during the next quarter to prepare a third-party evaluation of the ARS while also moving forward on final commercial design process.

The patented ARS is the core of Bion’s Gen3Tech platform. It recovers and upcycles problem ammonia contained in the effluent from anaerobic digestion (where methane is captured and more ammonia is released) of the livestock manure waste stream. The ARS captures the ammonia, minimizing its environmental impacts and creating low-carbon and/or organic nitrogen fertilizer products with it. During the last three (3) months,, the Company has produced ammonium distillate and ammonium bicarbonate solutions at the Initial Project in several concentrations and plans to initiate the application process for organic certification for each concentration of liquid fertilizer product. Multiple applications to OMRI (Organic Materials Review Institute) and CDFA (California Department of Food and Agriculture) are being prepared for listing/certification of new organic products. Bion received an OMRI-Listing in 2020 for its initial product. Bion will continue producing liquid and crystal fertilizers at the Initial Project to support testing and life-cycle analysis, product trials, and ongoing organic initiatives. Bion will produce a solid/granular nitrogen fertilizer product at the Initial Project (when the crystalizer module is ready for operation) which we believe will be both ‘Climate-Smart’ and ‘Water-Smart’ – a pure nitrogen fertilizer with a low carbon footprint, that is water soluble and readily available to plants. Samples of the granular product will also be utilized to support organic certification applications. See Fertilizer---Organic and ‘ClimateSmart’ below.

 Bion expects the Initial Project data will document the effectiveness of our Gen3Tech in a commercial-scale setting during the current fiscal year and support development of one or more of the LOI Projects (and/or other Gen3Tech beef JV projects) commencing later this fiscal year.  We do not presently know the order in which the JV Projects will be developed as that decision will be made based on many factors not yet in place. We believe the Initial Project data will also provide additional potential stakeholders (cattle producers, cattle feeders, packers, food distributors and retailers and financial institutions) with the information they need to proceed with confidence in collaborating with Bion on multiple new projects (see below).

Note that Bion recently announced its intention to establish strategic partnerships to market the ARS as a stand-alone addition to anaerobic digestion (“AD”) nitrogen control solution in two sectors:

A)     INDUSTRIAL AND MUNICIPAL WASTEWATER. AD is now used at 1,269 water resource recovery facilities in the U.S., with another 102 stand-alone systems that digest food waste. The American Biogas Council estimates an additional 8,600 sites with development potential. Germany, by comparison, has almost 10,000 operating AD sites. In the U.S., wastewater and AD digestate from industrial and municipal sources is already regulated for ammonia and nitrates. The EPA recently proposed tougher standards for slaughter facilities. Bion believes ARS ammonia treatment costs will be competitive in these markets and that its unique premium fertilizer byproducts will create an advantage, especially with waste streams that are still considered ‘organic’, like slaughter and food waste.

B)     ANIMAL WASTE. According to the American Biogas Council here are 473 animal waste digesters operating in the U.S. today, most on dairy operations. The American Biogas Council and USDA’s AgSTAR program estimate more than 8,000 additional sites with development potential. The ARS was designed specifically for this purpose: control ammonia from livestock waste and produce the highest value byproducts with it. Digestate from animal waste AD has enjoyed the same reduced regulatory requirements as land applying raw manure. Recent trends in Michigan and California indicate they will treat animal waste digestate as any industrial source, subject to groundwater permitting requirements. Bion believes its proven technology and value-added fertilizers will give it a significant competitive advantage in this evolving market.

Bion is now focused primarily on: i) operation and further testing at the Initial Project, our initial commercial-scale Gen3Tech installation, for support of design/feasibility studies/reports related to our initial JV Projects (and further optimization of its operational parameters), ii) pre-development planning of the LOI Projects (and/or other Gen3Tech beef JV projects) including steps toward distribution agreements, iii) developing applications and markets for its low carbon ‘ClimateSmart’ and organic fertilizer products (including listings/certifications of multiple liquid and solid products) and its sustainable (conventional and organic) animal protein products, and iv) discussions regarding initiation and development of agreements and joint ventures (“JVs” as discussed herein) (and related Projects) based on the augmented capabilities of our Gen3Tech business platform (in the sustainable beef and other livestock segments), (v) exploring JVs re stand-alone ARS markets, while (vi) continuing to pursue business opportunities related to large retrofit projects (such as the Kreider poultry project JV described below) and vi) ongoing R&D activities.

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

On January 28, 2022 Bion Environmental Technologies, Inc. (‘Bion’), on behalf of Bion 3G1 LLC (‘3G1’), a wholly-owned subsidiary, entered into a Purchase Order Agreement with Buflovak and Hebeler Process Solutions (collectively ‘Buflovak’) in the amount of $2,665,500 (and made the initial 25% payment ($666,375) for the core of the ‘Bion System’ portion (without the crystallization modules which will be ordered and fabricated pursuant to subsequent agreements) of the previously announced 3G Tech Initial Project. This Purchase Order encompasses the core of Bion’s 3G Technology. The Company received progress billing in March 2022 and June 2022 for the second and third 25% installments, both of which have been paid as of the filing date. On January 17, 2023 the Company received an invoice from Buflovak for $533,100 which was paid on March 1, 2023 and on April 24, 2023 the Company received an invoice from Buflovak for $83,275 which was paid on May 2, 2023 bringing the aggregate payments to $2,615,500 as of the date of this filing. There remains $50,000 open on the Purchase Order has been billed on July 26, 2023. In addition to the Purchase Order, through December 31, 2023 the Company has incurred additional costs of $6,442,812 on the Initial Project for capitalized interest and costs, non-cash compensation, equipment and consulting fees. $6,983954 has been paid and $1,750,170 has been billed and not yet paid.

Buflovak has worked with the Company on design and testing of its 3G Tech over several years. The basic design for the Initial Project’s Bion System is complete, fabrication and delivery of equipment from Buflovak from the Purchase Order Agreement has been largely completed and assembly/construction is in process.  3G1 is working in concert with Integrated Engineering Services, the primary site engineering firm for the facility, on the integration of all project components/modules at the Initial Project site. Additional agreements have been entered into various professional services providers (engineers, surveyors, utilities, etc.) for work related to the Initial Project. The Company has incurred costs of $8,177,452 on the Initial Project, not including capitalized labor and interest.

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

Fertilizer: Organic and ‘Climate Smart’

The Company has focused a large portion of its activities on developing, testing and demonstrating the 3rd generation of its technology and technology platform (“Gen3Tech”) with emphasis on increasing the efficiency of production of valuable co-products from the waste treatment process, including ammonia nitrogen in the form of low carbon and/or organically certified soluble nitrogen fertilizer products. The Company’s low concentration ammonium bicarbonate liquid product successfully completed its Organic Materials Review Institute (“OMRI”) application and review process with listing approval during May 2020. During the next 2 months the Company intends to file applications with OMRI and the California Department of Food & Agriculture (“CDFA”) for a line of higher concentration liquid ammonium nitrogen products (ranging from 4% up to 16% (or higher)) based on production of liquid samples during operation of the Initial Project. The Company anticipates applying for and obtaining one or more listings/certifications for higher concentration products in our liquid ammonium nitrogen fertilizer line well prior to operational dates for the Company’s initial large-scale JV Gen3Tech Sustainable Beef Projects.

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

Going Concern and Management’s Plans:

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss of $1,464,000 and $1,649,000 for the six months ended December 31, 2023 and 2022, respectively. At December 31, 2023, the Company has a working deficit and a stockholders’ equity of approximately $3,806,000 and $3,593,000, respectively. The Company has not generated significant revenues (even though it earned a net income of $8,291,000 for the year ended June 30, 2022) and incurred a net loss of approximately ($3,189,000) during the year ended June 30, 2023. The net income for the year ended June 30, 2022 was largely due to a one-time, non-cash event of the dissolution of Bion PA-1, LLC (“PA-1”) resulting in a gain of approximately $10,235,000 as well as a one-time gain of $902,000 from the sale of the Company’s ‘biontech.com’ domain pursuant to a purchase agreement during the period. During the year ended June 30, 2023 the Company had debt modifications that resulted in a reduction of debt of $3,516,000 and an increase in equity. The Company’s lack of revenue and/or operating profits, together with the low likelihood of generating positive cash flow and/or net income during the next 12-24 months, raise substantial doubt about the Company’s ability to continue as a going concern. The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing projects, JVs and proposed projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs (for Projects) for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms. The aggregate effect of these factors raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management’s plans with regard to these conditions.

Current liabilities were approximately $4.2 million and $1.6 million at December 31, 2023 and 2022, respectively. There was an increase of approximately $2.6 million (which was largely due to an increase in ‘accounts payable and accrued expenses’ totaling approximately $2.0 million and an increase in ‘deferred compensation’ of approximately $.35 million) as a result of the Company’s limited success in raising new financing (equity and/or debt) during the recent period combined with continued expenses (including those related to the Initial Project).

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal years 2023 and 2022 (as a whole), the Company faced less difficulty in raising equity funding (but was subject to substantial equity dilution from the larger amounts of equity financing during the periods) than was experienced in the prior 3 years. However, this positive trend did not continue during the last quarter of the 2023 fiscal year and first and second quarters of the current fiscal year (and the third quarter through the date of this report). The Company raised only raised very limited equity funds during such periods to meet its some of its immediate needs, and therefore, the Company needs to raise substantial additional funds in the upcoming periods. The Company has faced substantial increases in demand for capital and operating expenditures for the fiscal year 2024 to date (and we anticipate such increased demands will continue during the remainder of the 2024 fiscal year and periods thereafter) as it moves toward commercial implementation of its 3G Tech and development of JVs (including costs associated with additions of personnel to carry out the business activities of the Company) and, therefore, is likely to continue to face, significant cash flow management issues due to limited capital resources and working capital constraints which had only recently begun to be alleviated. As a result, the Company has faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring most of their cash compensation and/or are accepting compensation in the form of securities of the Company and members of the Company's senior management have from time-to-time made loans to the Company in the past and may do so in future periods. The Company continues to explore sources of additional financing (including potential agreements with strategic partners – both financial and ag-industry) to satisfy its current and future operating and capital expenditure requirements as it is not currently generating any significant revenues.

During the years ended June 30, 2023 and 2022, the Company received gross proceeds of approximately $4,038,000 and $1,737,000, respectively, from the sale of its debt and equity securities. The Company paid commissions on the exercise of warrants in the amount of $86,000 and $19,000 in 2023 and 2022, respectively.

During the six months ended December 31, 2023 and 2022 the Company received total proceeds of approximately $443,000 and $602,000, respectively, from the sale of its debt and equity securities. During the six months ended December 31, 2023 the Company received proceeds of $250,000 from a convertible bridge loan but the provider of the bridge loan breached its contractual obligation/binding subscription agreement to fund an additional $1,250,000 to the Company during November 2023 (and on an ongoing basis since such time), which breach (combined with management stresses related to the final illness and passing of Dominic Bassani, Bion’s COO and former CEO, and required management transitions) has created a substantial cash flow difficulties for the Company which are ongoing. See Note 6 and Note 9, E4) Bridge Loan/Default below.

The Company anticipates substantial increases in demand for capital and operating expenditures for the balance of fiscal year 2024 (and we anticipate such increased demands will continue during the 2025 fiscal year and periods thereafter) as it moves toward commercial implementation of its 3G Tech and development of JVs (including costs associated with additions of personnel to carry out the business activities of the Company) and, therefore, is likely to continue to face, significant cash flow management issues due to limited capital resources and working capital constraints which had only recently begun to be alleviated during the 2023 fiscal year. As a result, the Company has faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring most of their cash compensation and/or are accepting compensation in the form of securities of the Company and members of the Company's senior management have from time-to-time made loans to the year ended June 30, 2018, senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000. Additionally, the Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again during the year ended June 30, 2018. As set forth in detail elsewhere herein, during the year ended June 30, 2023 senior management (and family members) who held convertible obligations of the Company adjusted the terms of their outstanding notes and agreed to debt modifications that reduced of the Company’s debt by $3,516,000 and increased shareholders equity by the same amount.

The constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company’s efforts to operate and develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company is able to raise needed funds during the remainder of the current fiscal year (and subsequent periods), of which there is no assurance, management will not need to consider deeper cuts (including additional personnel cuts) and/or curtailment of ongoing activities including research and development activities. The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects (including the Initial Project, JV Projects (including the Dalhart, Olson and DVG Projects), and the Kreider 2 facility) and CAFO Retrofit waste remediation systems. The Company anticipates that it will seek to raise from $20,000,000 to $80,000,000 or more debt and/or equity through joint ventures, strategic partnerships and/or sale of its equity securities (common, preferred and/or hybrid) and/or debt (including convertible) securities, and/or through use of ‘rights’ and/or warrants (new and/or existing) and/or through other means during the next twelve months. However, as discussed above, there is no assurance, especially in light of the difficulties the Company has experienced in many recent years and the extremely unsettled capital markets that presently exist for small companies like us, that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business and Projects.

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

Bion PA1 LLC was dissolved on December 29, 2021 (See Note 5). Its operating losses are included in the consolidation through December 29, 2021.

The accompanying condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at December 31, 2023, the results of operations and cash flows of the Company for the three and six months ended December 31, 2023 and 2022. Operating results for the three and six months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the year ending June 30, 2024.

Cash and cash equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents. As of December 31, 2023 and June 30, 2023 there are no cash equivalents.

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

Income (Loss) per share:

Basic income (loss) per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share assumes the conversion, exercise, or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the income (loss) per share or increase the earnings per share. During the three and six months ended December 31, 2023 and 2022, the basic and diluted income (loss) per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants and options (as if exercised) and convertible securities (as if converted) that have been excluded from the calculation of basic income (loss) per share:

	December 31, 2023	December 31, 2022
Warrants	23,905,539	20,660,031
Options	12,006,600	11,201,600
Convertible debt	9,754,772	11,010,012

The following is a reconciliation of the denominators of the basic and diluted income (loss) per share computations for the three and six months ended December 31, 2023 and 2022.

	Three months ended December 31, 2023	Three months ended December 31, 2022	Six months ended December 31, 2023	Six months ended December 31, 2022
Shares issued – beginning of period	49,485,556	44,303,654	48,880,237	43,758,820
Shares held by subsidiaries (Note 7)	(704,309)	(704,309)	(704,309)	(704,309)
Shares outstanding – beginning of period	48,781,247	43,599,345	48,175,928	43,054,511
Weighted average shares issued during the period	98,186	20,706	572,626	479,278
Diluted weighted average shares – end of period	48,879,433	43,620,051	48,748,554	43,533,789

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

3.       PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	December 31, 2023	June 30, 2023
Computers and office equipment	15,156	15,156
Initial Project: construction in process	9,108,312	6,847,760
Property and equipment, gross	9,123,468	6,862,916
Less accumulated depreciation	(12,828)	(11,907)
Property and equipment, net	$9,110,640	$6,851,009

The 3G1 project (“Initial Project”) began in July of 2021, with a lease signed on land October 1, 2021 (Note 9). Once the lease commenced the Company moved into construction phase. The balance for the Initial Project construction in process includes $238,540 and $98,104 for capitalized interest and $135,648 and $135,648 in non-cash compensation as of December 31, 2023 and 2022, respectively. On January 1, 2024 the Initial Project was deemed to have been ‘placed in service’ (Note 10).

Management has reviewed the remaining property and equipment for impairment as of December 31, 2023 and believes that no impairment exists.

Depreciation expense was $460 and $394 for the three months ended December 31, 2023 and 2022, respectively and $921 and $724 for the six months ended December 31, 2023 and 2022, respectively.

4.       DEFERRED COMPENSATION:

The Company owes deferred compensation to various employees, former employees and consultants totaling $1,225,226 and $714,222 as of December 31, 2023 and 2022, respectively. Included in the deferred compensation balances as of December 31, 2023, are $255,000, $652,252 and $70,450 owed William O’Neill (“O’Neill”), the Company’s CEO, Dominic Bassani (“Bassani”), the Company’s recently deceased Chief Operating Officer (who was Chief Executive Officer for a decade through April 30, 2022) (NOTE: Dominic Bassani passed away on October 11, 2023.), and Mark A. Smith (“Smith”), the Company’s President, respectively.

The sums owed to Bassani and Smith are owed pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, accrues interest at 4% per annum and can be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month. The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month. The deferred compensation owed Bassani and Smith as of December 31, 2022 was $481,972.

O’Neill is owed balance of $255,000 and $80,000 at December 31, 2023 and 2022, respectively, pursuant to his 2021 employment agreement There is no interest accrual or conversion rights related to the deferred balance.

The Company also owes various consultants and an employee, pursuant to various agreements, for deferred compensation of $175,024 and $79,750 as of December 31, 2023 and 2022, respectively, with similar conversion terms as those described above for Bassani and Smith, with the exception that the interest accrues at 0% to 3% per annum. The Company also owes a former employee $72,500, which is not convertible and is non-interest bearing. Bassani and Smith have each been granted the right to convert up to $300,000 of deferred compensation balances at a price of $0.75 per share until June 30, 2024 into common shares (to be issued pursuant to the 2006 Plan). Smith also has the right to convert all or part of his deferred compensation balance into the Company’s securities (to be issued pursuant to the 2006 Plan) “at market” and/or on the same terms as the Company is selling or has sold its securities in its then current (or most recent if there is no current) private placement. Smith also received the right to transfer future deferred compensation to his 2020 Convertible Obligation at his election but such right is no longer in force.

The Company recorded interest expense of $7,201 ($6,875 with related parties) and $4,873 ($4,345 with related parties) for the three months ended December 31, 2023 and 2022, respectively and $13,629 ($12,511 with related parties) and $9,424 ($8,464 with related parties) for the six months ended December 31, 2023 and 2022, respectively.

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

6.       CONVERTIBLE NOTES PAYABLE:

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

Mark A. Smith (the Company’s President)(“Smith”), Dominic Bassani (the Company’s Chief Operating Officer) (“Bassani”) (NOTE: Dominic Bassani passed away on October 11, 2023.) and Ed Schafer (Director)(“Schafer”), adjusted/reduced the principal owed to them by $1,109,649, $1,939,670 and $424,873, respectively. Subsequent to the adjustment, the adjusted portion of the 2020 Convertible Obligations were renamed Adjusted 2020 Convertible Obligations and the adjusted portion of the September 2015 Convertible Notes were renamed Adjusted September 2015 Convertible Notes. The Adjusted 2020 Convertible Obligations of Smith, Bassani and Schafer are convertible into Units (consisting of 1 share and from one half (1/2) to one (1) warrant) at prices of $.0946, $.0953, and $.0953, respectively, and the Adjusted September 2015 Convertible Notes may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.115 per share. The adjusted conversion prices slightly reduce the securities to be issued on conversion of each instrument from the amount receivable under the unadjusted instruments. The Adjusted 2020 Convertible Obligations and Adjusted September 2015 Convertible Notes do not accrue any interest until their maturity date (July 1, 2024). After the adjustment, the Company owed Smith, Bassani (and trust) and Schafer $262,154, $434,016 and $96,364, respectively, of Adjusted 2020 Convertible Obligations and Bassani and Schafer, respectively, $24,230 and $4,012 of Adjusted September 2015 Convertible Notes.

As of December 31, 2023, the Adjusted 2020 Convertible Obligation balances, including accrued interest, owed Bassani (and his donees), Smith and Edward Schafer were $450,361, $44,017 and $99,993, respectively. As of June 30 2023, the Adjusted 2020 Convertible Obligation balances, including accrued interest, owed Bassani (and his donees), Smith and Edward Schafer were $441,446, $130,180 and $98,014, respectively.

As of December 31, 2023 the Adjusted September 2015 Convertible Notes balances, including accrued interest, owed Bassani Family Trusts and Schafer were $25,143 and $4,163, respectively. As of June 30, 2023 the Adjusted September 2015 Convertible Notes balances, including accrued interest, owed Bassani Family Trusts and Schafer were $24,645 and $4,081, respectively.

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

As of December 31, 2023, the remaining unadjusted portion of the 2020 Convertible Obligation balances, including accrued interest, owed Bassani Family Trusts (and his donees) and Smith, were $367,660 and $118,732, respectively.

As of December 31, 2022, the 2020 Convertible Obligation balances, including accrued interest, owed Bassani Family Trusts, Smith and Schafer were $2,644,553, $1,388,421 and $508,352, respectively.

During the six months ended December, 2023, Smith elected to convert $91,548 of his Adjusted 2020 Convertible Obligation into 967,738 units at $0.0946 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until July 2026.

The Company recorded interest expense of $7,875 and $82,740 for the six months ended December 31, 2023 and 2022, respectively. The Company capitalized $26,559 and $66,104 related to the Initial Project for the six months ended December 31, 2023 and 2022, respectively.

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

Mark A. Smith (the Company’s President) (“Smith”), Dominic Bassani (the Company’s Chief Operating Officer) (“Bassani”) (NOTE: Dominic Bassani passed away on October 11, 2023. See Note 10) and Ed Schafer (Director) (“Schafer”), adjusted/reduced the principal owed to them by $1,109,649, $1,939,670 and $424,873, respectively. Subsequent to the adjustment, the adjusted portion of the 2020 Convertible Obligations were renamed Adjusted 2020 Convertible Obligations (see above and Note 7.). The debt modification was treated as an equity transaction because the modifications were with affiliates that are related parties.

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

The balances of the September 2015 Convertible Notes as of December 31, 2023, including accrued interest owed Bassani, Schafer and Shareholder, are $186,725, $4,163 and $468,431, respectively. The balances of the September 2015 Convertible Notes as of December 31, 2022, including accrued interest, were $284,211, $21,173 and $453,314, respectively.

The Company recorded interest expense of $10,158 and $12,731 for the six months ended December 31, 2023 and 2022, respectively.

Effective February 1, 2023, three (3) directors/officers of the Company agreed to adjust the provisions of long term convertible obligations (including the September 2015 Convertible Notes owned by Bassani and Schafer) owed to them by the Company in a manner which reduced the indebtedness of the Company by 80% (approximately $3.52 million, in aggregate) while equitably maintaining existing conversion rights.  Mark A. Smith (the Company’s President), Dominic Bassani (the Company’s Chief Operating Officer)(and a family Trust) and Ed Schafer (Director), adjusted/reduced the principal owed to them by $1,109,649, $1,939,670 and $424,873, respectively. Subsequent to the adjustment, the adjusted portion of the Notes were renamed Adjusted September 2015 Convertible Notes. The Adjusted September 2015 Convertible Notes may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.115 per share. As of December 31, 2023 the Adjusted September 2015 Convertible Notes balances, including accrued interest, owed Bassani Family Trusts and Schafer were $25,143 and $4,163, respectively. The debt modification was treated as an equity transaction because the modifications were with affiliates that are related parties. See above.

Convertible Bridge Loan/Default

On September 28, 2023 the Company entered into an agreement for a $1,500,000 Bridge Loan and executed documents including a convertible promissory note (“Note”) and a binding subscription agreement (“Subscription”) (collectively the Note and the Subscription are the “Bridge Loan Agreements”) with SEB LLC, a non-affiliated party (“Lender”). The Bridge Loan Agreements require the Lender to loan the Company $1,500,000 in six monthly tranches of $250,000 commencing October 2023. All sums advanced under the Bridge Loan Agreements (and accrued interest thereon) would due and payable (with interest accrued at 9% per annum) on October 1, 2024 if not previously converted into securities of the Company. The Note is convertible at $1.00 per unit, at the sole election of the Lender, into units consisting of one share of the Company’s Common Stock and a warrant to purchase one-half share. The initial $250,000 tranche was received by the Company on October 5, 2023. However, no further funds were received by the Company from the Lender. During early November 2023 the Lender informed the Company verbally that it did not intend to fulfill its obligations pursuant to the Bridge Loan Agreements and since such time the Lender has been in default (“Default”). The Default (which is continuing) has created substantial problems for and materially damaged the Company and rendered the Company unable to meet its current creditor obligations on a timely basis. The Company is currently evaluating its rights regarding the Default by the Lender. See Note 10.

The Company recorded interest expense of $5,407 and nil for the six months ended December 31, 2023 and 2022, respectively.

7.       STOCKHOLDERS’ EQUITY:

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

Mark A. Smith (the Company’s President)(“Smith”), Dominic Bassani (then the Company’s Chief Operating Officer)(“Bassani”) (NOTE: Dominic Bassani passed away on October 11, 2023.) and Ed Schafer (Director)(“Schafer”), adjusted/reduced the principal owed to them by $1,109,649, $1,939,670 and $424,873, respectively. Subsequent to the adjustment, the adjusted portion of the 2020 Convertible Obligations were renamed Adjusted 2020 Convertible Obligations and the adjusted portion of the September 2015 Convertible Notes were renamed Adjusted September 2015 Convertible Notes. The Adjusted 2020 Convertible Obligations of Smith, Bassani and Schafer are convertible into Units at prices of $.0946, $.0953, and $.0953, respectively, and the Adjusted September 2015 Convertible Notes may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.115 per share. The adjusted conversion prices slightly reduce the securities to be issued on conversion of each instrument from the amount receivable under the unadjusted instruments. The Adjusted 2020 Convertible Obligations and Adjusted September 2015 Convertible Notes do not accrue any interest until their maturity date (July 1, 2024). After the adjustment, the Company owed Smith, Bassani (and trust) and Schafer $262,154, $434,016 and $96,364, respectively, of Adjusted 2020 Convertible Obligations and Bassani and Schafer, respectively, $24,230 and $4,012 of Adjusted September 2015 Convertible Notes. The debt modification was treated as an equity transaction because the modifications were with affiliates that are related parties.

The Adjusted 2020 Convertible Obligations and Adjusted September 2015 Convertible Notes do not accrue any interest until their maturity date (July 1, 2024). The Company treated this as an equity transaction and recorded the reduction of debt through additional paid in capital at the net present value of the modified debt agreements. This resulted in an increase to Additional Paid in Capital of $3,522,000 at the modification date and a reduction of additional paid in capital of $14,051 for the year ended June 30, 2023 and $16,861 for the six months ended December 31, 2023 for the adjustment to the net present value of the modified debt agreements.

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

During the years ended June 30, 2023, and 2022, the Company declared dividends of nil and $1,000 respectively. The dividends are classified as a component of operations as the Series B Preferred stock is presented as a liability in these financial statements. There is no liability at December 31, 2023.

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

During the six months ended December 31, 2023, the Company entered into subscription agreements to sell 28,589 units at a price of $1.60, with each unit consisting of one share of the Company’s restricted common stock and one half warrant to purchase one share of the Company’s restricted common stock for $2.40 per share with an expiry date of June 30, 2024, and pursuant thereto, the Company issued 28,589 units for total proceeds of $45,742. See ‘Warrants’ below.

During the six months ended December 31, 2023, the Company entered into subscription agreements to sell 75,000 units at a price of $1.00, with each unit consisting of one share of the Company’s restricted common stock and one half warrant to purchase one share of the Company’s restricted common stock for $1.25 per share with an expiry date of December 31, 2024, and pursuant thereto, the Company issued 75,000 units for total proceeds of $75,000. See ‘Warrants’ below.

During the six months ended December 31, 2023, the Company entered into subscription agreements to sell 300,000 units at a price of $1.00, with each unit consisting of one share of the Company’s restricted common stock and one half warrant to purchase one share of the Company’s restricted common stock for $1.25 per share with an expiry date of December 31, 2024, and pursuant thereto, the Company issued 300,000 units for total proceeds of $300,000. See ‘Warrants’ below.

During the six months ended December 31, 2023, 38,000 warrants were exercised to purchase 38,000 shares of the Company’s common stock at $0.75 per share for total proceeds of $28,500.

During the six months ended December 31,2023, Smith elected to converted $91,548 of principal from his Adjusted 2020 Convertible note into 967,738 Units; each unit consisting of one share and one warrant with the exercise price of $.75 until July 21, 2026. Each of these warrants carry an exercise bonus of 75%.

During the six months ended December 31, 2023, the Company issued 7,500 shares of the Company’s common stock to a consultant for services. The shares were issued at $1.20 per share for a total value of $9,000.

During the six months ended December 31, 2023, the Company issued 10,753 shares of the Company’s common stock to a consultant for services. The shares were issued at $1.55 per share for a total value of $16,667.

During the six months ended December 31, 2023, the Company issued 2,000 shares of the Company’s common stock to a consultant for services. The shares were issued at $1.16 per share for a total value of $2,320.

During the six months ended December 31, 2023, the Company issued 15,000 shares of the Company’s common stock to a consultant for services. The shares were issued at $1.00 per share for a total value of $15,000.

During the six months ended December 31, 2023, the Company issued 21,506 shares of the Company’s common stock to a consultant for services. The shares were issued at $1.55 per share for a total value of $33,334.

During the six months ended December 31, 2023, the Company issued 265,639 shares of the Company’s common stock upon cashless exercise of ____ outstanding warrants held by non-affiliates of the Company.

Warrants:

As of December 31, 2023, the Company had approximately 24 million warrants outstanding, with exercise prices from $0.60 to $2.40 and expiring on various dates through November 9, 2026.

The weighted-average exercise price for the outstanding warrants is $0.64, and the weighted-average remaining contractual life as of December 31, 2023 is 1 years.

During the six months ended December 31, 2023, Smith elected to converted $91,548 of principal from his Adjusted 2020 Convertible note into 967,738 Units; each unit consisting of one share and one warrant with the exercise price of $.75 until July 21, 2026. Each of these warrants carry an exercise bonus of 75%.

During the six months ended December 31, 2023, the Company entered into subscription agreements to sell 28,589 units at a price of $1.60, with each unit consisting of one share of the Company’s restricted common stock and one half warrant to purchase one share of the Company’s restricted common stock for $2.40 per share with an expiry date of June 30, 2024, and pursuant thereto, the Company issued 28,589 units for total proceeds of $45,742. On September 26, the Company’s Board of Directors, due to a misunderstanding related to a private placement (memorandum of March 2023) and the securities sold thereunder, adjusted the units sold in the offering by substituting 1,003,590 warrants with an exercise price of $1.25 per share for 501,795 previously issued warrants effective October 1, 2023.

During the six months ended December 31, 2023, the Company approved the modification of existing warrants held by brokers, which extended certain expiration dates. The modifications resulted in interest  expenses of $135,207 and non-cash compensation of $15,000.

During the six months ended December 31, 2023, 38,000 warrants were exercised to purchase 38,000 shares of the Company’s common stock at $0.75 per share for total proceeds of $28,500.

During the six months ended December 31, 2023, the Company issued 50,000 warrants to a consultant for services. The warrants were issued for a total value of $5,000.

During the six months ended December 31, 2023, the Company issued 265,639 shares of the Company’s common stock upon cashless exercise of outstanding warrants held by non-affiliates of the Company.

Effective May 1, 2022, an entity affiliated with William O’Neill (“O’Neill”) was issued 1,000,000 Incentive Warrants exercisable at $1.00 per share until April 30, 2026 of which up to 700,000 Incentive Warrants may be cancelled if O’Neill is not renewed at 13 months and/or fails to serve the entire contract term thereafter. These warrants each have a 75% exercise price adjustment provision if the terms set forth therein are met. 700,000 of the warrants are vesting through May 1, 2023  and 2024. The vesting resulted in non-cash compensation of $6,563 for the six months ended December 31, 2023.

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

On March 15, 2023, the Company granted 30,000 options under the 2006 Plan to two consultants. The options vested equally in thirds on March 20, 2023, June 20, 2023 and September 30, 2023.

On May 9, 2023, the Company granted 500,000 options under the 2006 Plan to Bill O’Neill. 250,000 of these options vest on June 1, 2024 and 250,000 options vest on June 1, 2025; all options expire on June 30, 2026.

The Company recorded compensation expense related to employee stock options of $107,487 and nil for the six months ended December 31, 2023 and 2022, respectively. The Company granted nil and nil options for the six months ended December 31, 2023 and 2022, respectively.

A summary of option activity under the 2006 Plan for six months ended December 31, 2023 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2023	12,006,600	$0.85	1.83	$5,085,659
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2023	12,006,600	$0.85	1.32	$1,778,547

The total fair value of stock options that vested during the six months ended December 31, 2023 and 2022 was nil and nil, respectively. As of December 31, 2023, the Company had no unrecognized compensation cost related to stock options.

8.       SUBSCRIPTION RECEIVABLE - AFFILIATES:

As of December 31, 2023, the Company has three interest bearing, secured promissory notes with an aggregate principal amount of $428,250 ($526,142, including interest) from Bassani which were received as consideration for purchases of warrants to purchase 5,565,000 shares, in aggregate, of the Company’s restricted common stock, which warrants have an exercise price of $0.75 (with a 75% exercise price adjustment provision) and have expiry dates ranging from December 31, 2024 to December 31, 2025 (subject to extension rights) secured by portions of Bassani Family Trust’s 2020 Convertible Obligation and Bassani Family Trust’s September 2015 Convertible Notes. The secured promissory notes are payable July 1, 2024.

 As of December 31, 2023, the Company has an interest bearing, secured promissory note for $30,000 ($36,487 including interest) from Smith as consideration to purchase warrants to purchase 300,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 (with a 75% exercise price adjustment provision) and have expiry dates of December 31, 2024 (subject to extension rights) The promissory note bears interest at 4% per annum, and is secured by $30,000 original principal ($37,157 including interest) of Smith’s 2020 Convertible Obligations. The secured promissory note is payable on July 1, 2024.

As of December 31, 2023, the Company has two interest bearing, secured promissory notes with an aggregate principal amount of $46,400 ($57,790 including interest) from two employee/consultants as consideration to acquire warrants to purchase 928,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.75 (with a 90% exercise price adjustment provision) and have expiry dates of December 31, 2024. (The promissory notes bear interest at 4% per annum, are secured by a perfected security interest in the warrants, and are payable on July 1, 2024.

These secured promissory notes are recorded as “Subscription receivable—affiliates” on the Company’s balance sheet pending payment.

9.       COMMITMENTS AND CONTINGENCIES:

A: Employment and consulting agreements:

Smith has held the positions of Director, Executive Chairman, President and General Counsel of Company and its subsidiaries under various agreements (and extensions) and terms since March 2003. On October 10, 2016, the Company approved a month-to-month contract extension with Smith which included provisions for i) a monthly salary of $18,000 ( deferred until the Board of Directors re-instated cash payments to all employees and consultants who are deferring compensation), ii) the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, until December 31, 2024, and iii) the right to convert his deferred compensation in whole or in part, at his sole election, at any time in any amount at “market” or into securities sold in the Company’s current/most recent private offering at the price of such offering to third parties. Smith agreed effective July 29, 2018 to continue to serve the Company under the same basic terms on a month-to-month basis. On May 1, 2022 Smith’s compensation was increased to $25,000 per month of which $5,000 per month is deferred. Currently Smith is deferring all of his monthly compensation to help the Company conserve cash. For the three months ended December 31, 2023 and 2022, Smith was paid $5,000 and $60,000, respectively, of cash compensation. For the six months ended December 31, 2023 and 2022, Smith was paid $20,000 and $100,000, respectively, of cash compensation.

Since March 31, 2005, the Company has had various agreements with Dominic Bassani (and/or Brightcap which provided his services during some of the years) (NOTE: Dominic Bassani passed away on October 11, 2023.) who was serving as the Company’s Chief Operating Officer (‘COO’) at the time of his passing and formerly served as the Company’s Chief Executive Officer (‘CEO’) for the prior decade (any reference to Brightcap or Bassani for all purposes are referring to the same individual). The Board appointed Bassani as the Company's CEO effective May 13, 2011. On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017 (with the Company having an option to extend the term an additional six months.) Pursuant to the Extension Agreement, Bassani continued to defer his cash compensation ($31,000 per month) until the Board of Directors re-instated cash payments to all employees and consultants who were deferring their compensation. During October 2016 Bassani was granted the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share, until March 15, 2018 (which was expanded on April 27, 2017 to the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, until June 30, 2024 (including extensions). During February 2018, the Company agreed to the material terms for a binding two-year extension agreement for Bassani’s services as CEO. Bassani’s salary remained $31,000 per month, which will continue to be accrued in part during periods when the Board determines there is not adequate cash available. Additionally, the Company agreed to pay or accrue $2,000 per month to be applied to life insurance premiums (which sums have been accrued as liabilities). On August 1, 2018, in the context of extending his agreement to provide services to the Company on a full-time basis through December 31, 2022) plus 2 years after that on a part-time basis, the Company received an interest bearing secured promissory note for $300,000 from Bassani as consideration to purchase warrants to purchase 3,000,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of June 30, 2025. The promissory note is secured by a portion of Bassani’s 2020 Convertible Obligations and as of June 30, 2023, the principal and accrued interest was $364,490. For the three months ended December 31, 2023 and 2022, Brightcap was paid $5,000 and $75,500, respectively, of cash compensation.

William O’Neill (“O’Neill”) was hired as the Company’s Chief Executive Officer (“CEO”) effective May 1, 2022.  O’Neill had previously been working with the Company as a consultant and had been employed by the Company as its CEO during 2010-2011. (Upon the hiring of O’Neill, Bassani, CEO of the Company since 2011, assumed the position of COO while retaining existing operational management responsibilities and working with O’Neill on ‘commercialization’ of the Company’s technology and work related to JVs (and other transactions) based on the Company’s Gen3 Technology and related matters until his recent death. Bassani’s compensation arrangements with the Company were not altered in the context of the change of positions.) The Company and O’Neill entered into a thirty-seven (37) month employment agreement with compensation of $25,000 cash and $10,000 deferred compensation per month. The cash payment is paid $12,500 to O’Neill and $12,500 to an entity affiliated with O’Neill. An entity affiliated with O’Neill was issued 1,000,000 Incentive Warrants exercisable at $1.00 per share (a 75% exercise price adjustment provision if the terms set forth therein are met) until April 30, 2026 of which up to 700,000 Incentive Warrants may be cancelled if O’Neill is not renewed at 13 months and/or fails to serve the entire contract term thereafter. Currently O’Neill is deferring all of his monthly compensation to help the Company conserve cash. For the three months ended December 31, 2023 and 2022, O’Neill and the entity affiliated with O’Neill were paid $42,500 and $75,000, respectively, of cash compensation.

B: Exercise Price Adjustments/Extension Rights:

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

As of December 31, 2023, exercise price adjustment provisions ranging from 50-90% were applicable to 11,771,600 of the Company’s outstanding options and 20,415,408 of the Company’s outstanding warrants.

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

C: Initial Project:

On January 28, 2022 Bion Environmental Technologies, Inc. (‘Bion’), on behalf of Bion 3G1 LLC (‘3G1’), a wholly-owned subsidiary, entered into a Purchase Order Agreement with Buflovak and Hebeler Process Solutions (collectively ‘Buflovak’) in the amount of $2,665,500 (and made the initial 25% payment ($666,375) for the core of the ‘Bion System’ portion (without the crystallization modules which will be ordered and fabricated pursuant to subsequent agreements) of the previously announced 3G Tech Initial Project. This Purchase Order encompasses the core of Bion’s 3G Technology. The Company received progress billing in March 2022 and June 2022 for the second and third 25% installments, both of which have been paid as of the filing date. On January 17, 2023 the Company received an invoice from Buflovak for $533,100 which was paid on March 1, 2023 and on April 24, 2023 the Company received an invoice from Buflovak for $83,275 which was paid on May 2, 2023 bringing the aggregate payments to $2,615,500 as of the date of this filing. There remains $50,000 open on the Purchase Order has been billed on July 26, 2023. In addition to the Purchase Order, through December 31, 2023 the Company has incurred additional costs of 6,442,812 on the Initial Project for capitalized interest and costs, non-cash compensation, equipment and consulting fees. $6,983,954 has been paid and $1,750,170 has been billed and not yet paid.

Buflovak has worked with the Company on design and testing of its 3G Tech over several years. The basic design for the Initial Project’s Bion System is complete, fabrication and delivery of equipment from Buflovak from the Purchase Order Agreement has been largely completed and assembly/construction is in process.  3G1 is working in concert with Integrated Engineering Services, the primary site engineering firm for the facility, on the integration of all project components/modules at the Initial Project site. Additional agreements have been entered into various professional services providers (engineers, surveyors, utilities, etc.) for work related to the Initial Project. The Company has incurred costs of $8,177,452 on the Initial Project, not including capitalized labor and interest.

The Initial Project was deemed to have been ‘placed in service’ on January 1, 2024 (Note 10).

D: Lease:

The Company entered into an agreement on September 23, 2021, to lease approximately four acres of land near Fair Oaks, Indiana, for the development site of its Initial Project.

The future minimum lease payment under noncancelable operating lease with terms greater than one year as of December 31, 2023:

From January 2024 to December 2024	75,000
Undiscounted cash flow	75,000
Less imputed interest	(3,909)
Total	71,091

The weighted average remaining lease term and discounted rate related to the Company’s lease liability as of December 31, 2023 were 1 years and 10%, respectively. The Company’s lease discount rate is generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s lease cannot be readily determined.

E: Litigation (and related matters):

1)  Website: Domain Sale/Resolved Litigation/Hacking/Theft

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

2)  Pennvest Loan and Dissolution of Bion PA1, LLC (“PA1”)

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

3)  Bank Account Hacking

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

4)  Bridge Loan/Default

On September 29, 2023 the Company entered into an agreement for a $1,500,000 Bridge Loan and executed documents including a convertible promissory note (“Note”) and a binding subscription agreement (“Subscription”) (collectively the Note and the Subscription are the “Bridge Loan Agreements”) with SEB LLC, a non-affiliated party (“Lender”). The Bridge Loan Agreements require the Lender to loan the Company $1,500,000 in six monthly tranches of $250,000 commencing October 2023. All sums advanced under the Bridge Loan Agreements (and accrued interest thereon) would due and payable (with interest accrued at 8% per annum) on October 1, 2024 if not previously converted into securities of the Company. The Note is convertible at $1.00 per unit, at the sole election of the Lender, into units consisting of one share of the Company’s Common Stock and a warrant to purchase one-half share. The initial $250,000 tranche was received by the Company on October 5, 2023. However, no further funds were received by the Company from the Lender. During early November 2023 the Lender informed the Company verbally that it did not intend to fulfill its obligations pursuant to the Bridge Loan Agreements and since such time the lender has been in default (“Default”). The Default (which is continuing) has created substantial problems for and materially damaged the Company and rendered the Company unable to meet its current creditor obligations on a timely basis. The Company is currently evaluating its rights regarding the Default by the Lender.

10.       SUBSEQUENT EVENTS:

The Company is in discussion/negotiation with its largest creditor--the primary contractor on the Initial Project-- and anticipates reaching agreement regarding payment of its accrued obligations during the current quarter. The Company is also involved in discussions and negotiations with other creditors.

On January 1, 2024 the Initial Project was ‘placed into service’ with a total capitalized cost of $9,108,312. During the current quarter the Company will commence depreciation of this asset.

On January 1, 2024, Smith elected to convert the $49,403 remaining balance of his Adjusted 2020 Convertible note into 522,231 units (each unit consisting of one share and one warrant with the exercise price of $.75 until July 21, 2026). Smith made gifts/donations of 122,231 units and 200,000 to his spouse.

On January 18, 2024, the Company entered into a subscription agreement to sell 10,000 units at a price of $1.00, with each unit consisting of one share of the Company’s restricted common stock and one half warrant to purchase one share of the Company’s restricted common stock for $1.25 per share with an expiry date of December 31, 2024, and pursuant thereto, the Company issued 10,000 units for total proceeds of $10,000.

From January 1, 2024 to February 13, 2024, the Company issued 3,307,516 shares of the Company’s common stock upon cashless exercise of outstanding warrants held by non-affiliates of the Company.

From January 1, 2024 to February 13, 2024, the Company issued 2,439,428 shares of the Company’s common stock upon cashless exercise of outstanding warrants held by Mark Smith (which includes 700,062 by his wife.)

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

BUSINESS OVERVIEW AND PLAN

THE COMPANY HAS BEEN UNDER SUBSTANTIAL FINANCIAL AND MANAGEMENT STRESS OF THE PAST SIX MONTHS (AND THE CURRENT QUARTER TO DATE) DUE TO THE RECENT DEATH (FOLLOWING EXTENDED ILLNESS) OF DOMINIC BASSANI (WHO MOST RECENTLY SERVED AS OUR COO (FROM MAY 2022) AFTER SERVING AS OUR CEO FOR THE PRIOR DECADE) AND DIFFICULTIES IN RAISING NEEDED FUNDS (WHICH RE-EMERGED LATE IN THE 2023 FISCAL YEAR AND HAS CONTINUED). THE COMPANY IS FACING INCREASED CAPITAL NEEDS AND THE NEED TO TRANSITION TO A YOUNGER MANAGEMENT TEAM (MARK A. SMITH, THE COMPANY’S PRESIDENT AND GENERAL COUNSEL PROVIDED NOTICE DURING EARLY 2023 OF HIS INTENT TO PHASE OUT HIS MANAGEMENT ROLES EARLY THIS CALENDAR YEAR). THESE ITEMS HAVE BEEN PREVIOUSLY DISCLOSED BUT THE COMPANY BELIEVES IT IS IMPORTANT TO FEATURE THEM ‘UPFRONT’ AT THIS POINT.

PLEASE NOTE:

A: The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing Projects, JVs and proposed Projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years. Current liabilities were approximately $4.2 million and $1.6 million at December 31, 2023 and 2022, respectively. There was an increase of approximately $2.6 million (which was largely due to an increase in ‘accounts payable and accrued expenses’ totaling approximately $2.0 million and an increase in ‘deferred compensation’ of approximately $.35 million as a result of the Company’s limited success in raising new financing (equity and/or debt) during the recent period combined with continued expenses (including those related to the Initial Project). See NOTE 1, “Going Concern and Management’s Plans” above and “Plan of Operations and Outlook” below.

B: On September 28, 2023 the Company entered into an agreement for a $1,500,000 bridge loan and executed documents including a convertible promissory note (“Note”) and a binding subscription agreement (“Subscription”) (collectively the Note and the Subscription are the “Bridge Loan Agreements”) with SEB LLC, a non-affiliated party (“Lender”). The Bridge Loan Agreements require the Lender to loan the Company $1,500,000 in six monthly tranches of $250,000 commencing October 2023. All sums advanced under the Bridge Loan Agreements (and accrued interest thereon) would due and payable (with interest accrued at 8% per annum) on October 1, 2024 if not previously converted into securities of the Company. The Note is convertible at $1.00 per unit, at the sole election of the Lender, into units consisting of one share of the Company’s common stock and a warrant to purchase one half share. The initial $250,000 tranche was received by the Company on October 5, 2023. However, no further funds were received by the Company from the Lender. During early November 2023 the Lender informed the Company verbally that it did not intend to fulfill its obligations pursuant to the Bridge Loan Agreements and since such time the Lender has been in default (“Default”). The Default (which is continuing) has created substantial problems for and materially damaged the Company and rendered the Company unable to meet its current creditor obligations on a timely basis. The Company is currently evaluating its rights regarding the Default by the Lender. This situation has contributed to the substantial increase in the Company’s ‘Current Liabilities’ including ‘accounts payable’ over recent periods. See Consolidated Financial Statements (above) and ‘Management’s Discussion and Analysis’ (below). The Company is in discussion/negotiation with its larger creditors (including its largest creditor--- the primary contractor on the Initial Project) and anticipates reaching agreements re payments during the current quarter (or soon thereafter).

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

During the first half of calendar 2022 Bion began pre-marketing our sustainable beef opportunity to retailers, food service distributors and the meat industry in the U.S.  In general, the response has been favorable. During our 2023 fiscal year, Bion entered into three (3) letters of intent (“LOIs”): a) July 2022 letter of intent to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with the Ribbonwire Ranch (“Ribbonwire LOI”), in Dalhart, Texas (with a provision to expand to 60,000 head) (“Dalhart Project”), (b) January 2023 letter of intent to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with the Olson Feeders and TD Angus (“Olson LOI”), near North Platte, Nebraska (with a provision to expand to 45,000 head or more) (“Olson Project”) and c)April 2023 letter of intent to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with Dakota Valley Growers (“DVG LOI”) near Bathgate, North Dakota (“DVG Project”). The Company is in discussions with additional parties regarding potential further LOIs. Based on our experience to date, we believe we will not have difficulty in securing participation in our Projects from additional feeders/cattlemen. The Olson, Dalhart and DVG Projects (and subsequent Projects) will be developed to produce blockchain-verified, sustainable beef in customized covered barns (resulting in reduced stress on cattle caused by extreme weather and temperatures and resulting higher feed/weight gain efficiency) with ongoing manure transfer (through slatted floors) to anaerobic digesters (AD) to capture nitrogen from the manure stream before loss to the atmosphere and generate renewable natural gas (RNG) for sale while remediating the environmental/carbon impacts usually associated with cattle feedlots and CAFOs. Bion’s patented Gen3Tech platform will refine the waste stream into valuable coproducts that include clean water, RNG, photovoltaic solar electricity and fertilizer (‘climate smart’ and/or organic) products. We anticipate converting tone or more of these LOIs into definitive JV agreements and creating related distribution agreements with key retailers and food service distributors during the current calendar year.

During the 2023 calendar year, the Company has constructed (construction is largely completed) our 3GTech Ammonia Recovery System (‘ARS’) located near Fair Oaks, Indiana and begun operations of phase 1 of our Initial Project (our commercial scale demonstration facility) located near Fair Oaks, Indiana. The Initial Project has been deemed ‘placed in service’ effective January 1, 2024. Operating results to date at Fair Oaks indicate ARS performance will exceed initial expectations for ammonia recovery and related economics. The Company recently announced that we have achieved key objectives in the optimization of its ARS and will now begin the final design process for full-scale systems based on results to date (and testing over the remainder of this fiscal year) at the Initial Project. The ARS has achieved and maintained controlled steady-state operations under a variety of conditions. When operated at steady state, the system produces an ammonium distillate (solution), the base of Bion’s nitrogen fertilizer products. Bion has begun optimizing the ARS’s operating parameters with the goal of meeting and/or exceeding the results needed for Bion’s economic models for large-scale commercial projects. The Company expects the current optimization phase will continue during the next quarter (or longer) and provide data required to support final design/engineering for commercial project modules. We believe this data will also provide additional potential stakeholders (cattle producers, cattle feeders, packers, distributors, retailers and financial institutions) with the information they need to proceed with confidence in collaborating with Bion on multiple new projects (see below). Final economic and energy efficiency models will be validated during the final design process. The Company intends to engage a third party engineering firm during the next quarter to prepare a third-party evaluation of the ARS while also moving forward on final commercial design process.

The patented ARS is the core of Bion’s Gen3Tech platform. It recovers and upcycles problem ammonia contained in the effluent from anaerobic digestion (where methane is captured and more ammonia is released) of the livestock manure waste stream. The ARS captures the ammonia, minimizing its environmental impacts and creating low-carbon and/or organic nitrogen fertilizer products with it. During the last three (3) months,, the Company has produced ammonium distillate and ammonium bicarbonate solutions at the Initial Project in several concentrations and plans to initiate the application process for organic certification for each concentration of liquid fertilizer product. Multiple applications to OMRI (Organic Materials Review Institute) and CDFA (California Department of Food and Agriculture) are being prepared for listing/certification of new organic products. Bion received an OMRI-Listing in 2020 for its initial product. Bion will continue producing liquid and crystal fertilizers at the Initial Project to support testing and life-cycle analysis, product trials, and ongoing organic initiatives. Bion will produce a solid/granular nitrogen fertilizer product at the Initial Project (when the crystalizer module is ready for operation) which we believe will be both ‘Climate-Smart’ and ‘Water-Smart’ – a pure nitrogen fertilizer with a low carbon footprint, that is water soluble and readily available to plants. Samples of the granular product will also be utilized to support organic certification applications. See Fertilizer---Organic and ‘ClimateSmart’ below.

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

Bion expects the Initial Project data will document the effectiveness of our Gen3Tech in a commercial-scale setting during the current fiscal year and support development of one or more of the LOI Projects (and/or other Gen3Tech beef JV projects) commencing later this fiscal year.  We do not presently know the order in which the JV Projects will be developed as that decision will be made based on many factors not yet in place. We believe the Initial Project data will also provide additional potential stakeholders (cattle producers, cattle feeders, packers, food distributors and retailers and financial institutions) with the information they need to proceed with confidence in collaborating with Bion on multiple new projects (see below).

Note that Bion recently announced its intention to establish strategic partnerships to market the ARS as a stand-alone addition to anaerobic digestion (“AD”) nitrogen control solution in two sectors:

A)	INDUSTRIAL AND MUNICIPAL WASTEWATER. AD is now used at 1,269 water resource recovery facilities in the U.S., with another 102 stand-alone systems that digest food waste. The American Biogas Council estimates an additional 8,600 sites with development potential. Germany, by comparison, has almost 10,000 operating AD sites. In the U.S., wastewater and AD digestate from industrial and municipal sources is already regulated for ammonia and nitrates. The EPA recently proposed tougher standards for slaughter facilities. Bion believes ARS ammonia treatment costs will be competitive in these markets and that its unique premium fertilizer byproducts will create an advantage, especially with waste streams that are still considered ‘organic’, like slaughter and food waste.

B)	ANIMAL WASTE. According to the American Biogas Council here are 473 animal waste digesters operating in the U.S. today, most on dairy operations. The American Biogas Council and USDA’s AgSTAR program estimate more than 8,000 additional sites with development potential. The ARS was designed specifically for this purpose: control ammonia from livestock waste and produce the highest value byproducts with it. Digestate from animal waste AD has enjoyed the same reduced regulatory requirements as land applying raw manure. Recent trends in Michigan and California indicate they will treat animal waste digestate as any industrial source, subject to groundwater permitting requirements. Bion believes its proven technology and value-added fertilizers will give it a significant competitive advantage in this evolving market.

Bion is now focused primarily on: i) operation and further testing at the Initial Project, our initial commercial-scale Gen3Tech installation, for support of design/feasibility studies/reports related to our initial JV Projects (and further optimization of its operational parameters), ii) pre-development planning of the LOI Projects (and/or other Gen3Tech beef JV projects) including steps toward distribution agreements, iii) developing applications and markets for its low carbon ‘ClimateSmart’ and organic fertilizer products (including listings/certifications of multiple liquid and solid products) and its sustainable (conventional and organic) animal protein products, and iv) discussions regarding initiation and development of agreements and joint ventures (“JVs” as discussed herein) (and related Projects) based on the augmented capabilities of our Gen3Tech business platform (in the sustainable beef and other livestock segments), (v) exploring JVs re stand-alone ARS markets, while (vi) continuing to pursue business opportunities related to large retrofit projects (such as the Kreider poultry project JV described below) and vi) ongoing R&D activities.

At present, there is essentially no traceable and verifiable ‘sustainable beef’ available to the US market except for niche products. In response to consumer demand for transparency and sustainability, Bion expects the meat industry in general, and beef specifically, to evolve towards using new technologies to deliver these attributes in their products. While we anticipate a faster adoption of tracking, verification and sustainability technologies in other perishable food categories like produce and dairy due to their shorter product cycles (and related harvest and production techniques), meat industry leaders have also announced their willingness to move forward with initiatives in this area. Many companies have announced ‘sustainability’ initiatives but most appear to consist largely of ‘greenwashing’ marketing commitments rather than substantive undertakings at this date. Note, however, that Tyson’s Brazen beef initiative (which was announced during March 2023) may develop into a substantive competitive factor in the sustainable beef marketplace. Bion predicts that within approximately five-six years, consumers will be able to track and verify claims including sustainability on 25% (or more) of the products merchandised in the meat department. Bion believes that the retail market share of verifiably sustainable beef in the US will approach 7-10 % within three-four (3-4) years (end of 2028) and 25% in five-six (5-6) years (end of 2029-30) (approximately 6-7,000,000 cattle annually) (and more thereafter).

Based on these trends, Bion has set an aspirational target---which will require that Bion can successfully execute on its sustainable beef business plan (which is subject to many contingencies ---including raising extremely large amounts of project financing for its JVs and the acquisition of adequate senior and operating management personnel to implement the business plan---and is not assured). We believe that facilities utilizing Bion’s Gen3Tech platform will potentially supply one-third (1/3) or more of that of the premium market segment (and a higher portion of meat that is actually traceable and verifiably sustainable). Our goal is to have multiple sustainable beef projects under development (within 3-5 distinct JVs) by the end of 2025-6. Our first commercial project is likely to be one of our current LOI Projects (however, a different project might move to the foreground) with the target of commencing development of an initial sustainable beef project during the current calendar year. Our current target is to have at least three (3) facility modules (15,000 head per module)(“Modules”) in development and/or under construction during 2024-5 in three (3) different JVs with the initial barns being populated with livestock during 2025-6. Further expansion in the number of distinct JVs is projected through 2026-7 aiming at 5-10 JVs in process --- each of which JVs will be pursuing development of multiple Modules with targets of 12-15 populated Modules by the end of 2026-7 (approximately 2%-3% of the US beef market) and 30-45 Modules constructed and being populated by 2029-30 (approximately 6%-8% of the US beef market) with further expansion thereafter. Bion’s current goal is that its Gen3Tech platform will be utilized to produce 33% of the verifiable “sustainable beef” category at the end of the period (which will equal approximately 2 million cattle annually)(45 Modules).

During this 5-6 year period, the Company also anticipates having additional Gen3Tech projects underway in the pork/dairy/egg sectors of the US animal protein market.

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

THREE MONTHS ENDED DECEMBER 31, 2023 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2022

Revenue

Total revenues were nil for both the three months ended December 31, 2023 and 2022.

Current Liabilities

Current liabilities were approximately $4.2 million and $1.6 million at December 31, 2023 and 2022, respectively. There was an increase of approximately $2.6 million (which was largely due to an increase in ‘accounts payable and accrued expenses’ totaling approximately $2.0 million and an increase in ‘deferred compensation’ of approximately $.35 million) as a result of the Company’s limited success in raising new financing (equity and/or debt) during the recent period combined with continued expenses (including those related to the Initial Project).

General and Administrative

General and Administrative

Total general and administrative expenses were $636,000 and $631,000 for the three months ended December 31, 2023 and 2022, respectively.

Salaries and related payroll tax expenses were $161,000 and $176,000 for the three months ended December 31, 2023 and 2022, respectively. Consulting costs were $168,000 and $101,000 for the three months ended December 31, 2023 and 2022, respectively. The $67,000 increase in consulting costs is due an increase in activity with outside consultants during the second quarter. Investor relations expenses were $76,000 and $174,000 for the three months ended December 31, 2023 and 2022, respectively, and the $98,000 decrease was due to less investor related activity during the second quarter in order to conserve cash. Legal costs were $7,000 and $23,000 for the three months ended December 31, 2023 and 2022, respectively.

Stock-based compensation for the three months ended December 31, 2023 and 2022 were $67,000 and nil, respectively.

Depreciation

Total depreciation expense was $461 and $394 for the three months ended December 31, 2023 and 2022, respectively.

Research and Development

Total research and development expenses were $7,000 and $15,000 for the three months ended December 31, 2023 and 2022, respectively, representing an $8,000 decrease was due to less consulting expense being allocated to research and development.

Salaries and related payroll tax expenses were $1,000 and $3,000 for the three months ended December 31, 2023 and 2022, respectively. Consulting costs were $1,000 and $10,000 for the three months ended December 31, 2023 and 2022, respectively. The decrease of $9,000 was due to a smaller portion of Brightcap’s consulting cost being allocated to research and development.

Loss from Operations

As a result of the factors described above, the loss from operations was $644,000 and $646,000 for the three months ended December 31, 2023 and 2022 respectively.

Other Expense

Other expense was $75,000 and $84,000 for the three months ended December 31, 2023 and 2022, respectively.

Interest expense related to deferred compensation, loan payable and convertible notes prior to capitalization was $91,000 and $121,000 for the three months ended December 31, 2023 and 2022, respectively. The decrease of $30,000 is due to debt modifications and reduction of principal balances.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was nil and nil for the three months ended December 31, 2023 and 2022, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $719,000 and $730,000 for the three months ended December 31, 2023 and 2022, respectively, and the net loss per basic common share was $.01 and $.02 for the three months ended December 31, 2023 and 2022, respectively.

SIX MONTHS ENDED DECEMBER 31, 2023 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2022

Revenue

Total revenues were nil for both the six months ended December 31, 2023 and 2022.

General and Administrative

Total general and administrative expenses were $1,302,000 and $1,497,000 for the six months ended December 31, 2023 and 2022, respectively.

Salaries and related payroll tax expenses were $327,000 and $347,000 for the six months ended December 31, 2023 and 2022, respectively. Consulting costs were $354,000 and $219,000 for the six months ended December 31, 2023 and 2022, respectively. The $135,000 increase in consulting costs is due an increase in activity with outside consultants during the first and second quarter. Investor relations expenses were $122,000 and $422,000 for the six months ended December 31, 2023 and 2022, respectively, and the $300,000 decrease was due to less investor related activity during the first and second quarters in order to conserve cash. Legal costs were $15,000 and $32,000 for the six months ended December 31, 2023 and 2022, respectively.

Stock-based compensation for the six months ended December 31, 2023 and 2022 were $129,000 and nil, respectively.

Depreciation

Total depreciation expense was $921 and $724 for the six months ended December 31, 2023 and 2022, respectively.

Research and Development

Total research and development expenses were $16,000 and $44,000 for the six months ended December 31, 2023 and 2022, respectively, representing a $28,000 decrease was due to less consulting expense being allocated to research and development.

Salaries and related payroll tax expenses were $3,000 and $6,000 for the six months ended December 31, 2023 and 2022, respectively. Consulting costs were $4,000 and $26,000 for the six months ended December 31, 2023 and 2022, respectively. The decrease of $22,000 was due to a smaller portion of Brightcap’s consulting cost being allocated to research and development. Legal expenses were $7,000 and $5,000 for the six months ended December 31, 2023 and 2022, respectively.

Loss from Operations

As a result of the factors described above, the loss from operations was $1,319,000 and $1,541,000 for the six months ended December 31, 2023 and 2022 respectively.

Other Expense

Other expense was $145,000 and $108,000 for the six months ended December 31, 2023 and 2022, respectively. The increase of $37,000 was a result of a greater interest expense for warrant modifications.

Interest expense related to deferred compensation, loan payable and convertible notes prior to capitalization was $172,000 and $177,000 for the six months ended December 31, 2023 and 2022, respectively.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was nil and nil for the six months ended December 31, 2023 and 2022, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $1,464,000 and $1,649,000 for the six months ended December 31, 2023 and 2022, respectively, and the net loss per basic common share was $.03 and $.04 for the six months ended December 31, 2023 and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's condensed consolidated financial statements for the six months ended December 31, 2023 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2023 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Current Liabilities

Current liabilities were approximately $4.2 million and $1.6 million at December 31, 2023 and 2022, respectively. There was an increase of approximately $2.6 million (which was largely due to an increase in ‘accounts payable and accrued expenses’ totaling approximately $2.0 million and an increase in ‘deferred compensation’ of approximately $.35 million) largely as a result of the Company’s limited success in raising new financing (equity and/or debt) during the recent period combined with continued expenses (including those related to the Initial Project).

Operating Activities

As of December 31, 2023, the Company had cash of approximately $385,000. During the six months ended December 31, 2023, net cash used in operating activities was $451,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance, legal, accounting, consulting and investor relations expenses as well as the purchase of property and equipment. Cash expenditures were offset by proceeds from financing activities, primarily the exercise of warrants and sale of common shares. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

During the six months ended December 31, 2023, the Company invested $484,000 in the purchase of property and equipment, primarily related to the Initial Project construction in process.

Financing Activities

During the six months ended December 31, 2023, the Company received gross cash proceeds of $415,000 from subscription agreements of $421,000 less commissions of $6,000.

During the six months ended December 31, 2023, the Company entered into subscription agreements to sell 28,589 units at a price of $1.60, with each unit consisting of one share of the Company’s restricted common stock and one half warrant to purchase one share of the Company’s restricted common stock for $2.40 per share with an expiry date of June 30, 2024, and pursuant thereto, the Company issued 28,589 units for total proceeds of $45,742.

During the six months ended December 31, 2023, the Company entered into subscription agreements to sell 75,000 units at a price of $1.00, with each unit consisting of one share of the Company’s restricted common stock and one half warrant to purchase one share of the Company’s restricted common stock for $1.25 per share with an expiry date of December 31, 2024, and pursuant thereto, the Company issued 75,000 units for total proceeds of $75,000.

During the six months ended December 31, 2023, the Company entered into subscription agreements to sell 300,000 units at a price of $1.00, with each unit consisting of one share of the Company’s restricted common stock and one half warrant to purchase one share of the Company’s restricted common stock for $1.25 per share with an expiry date of December 31, 2024, and pursuant thereto, the Company issued 300,000 units for total proceeds of $300,000.

During the six months ended December 31, 2023, the Company received gross cash proceeds of $28,500 from the exercise of 38,000 warrants to purchase 38,000 shares of the Company’s common stock at $0.75 per share.

During the six months ended December 31, 2023, the Company received gross cash proceeds of $250,000 from a convertible bridge loan.

As of December 31, 2023, the Company has debt obligations consisting of: a) deferred compensation of $1,225,000, b) convertible notes payable – affiliates of $1, 740,000, and c) current note payable including accrued interest of $255,000

Plan of Operations and Outlook

As of December 31, 2023, the Company had cash of approximately $385,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal years 2023 and 2022 (as a whole), the Company faced less difficulty in raising equity funding (but was subject to substantial equity dilution from the larger amounts of equity financing during the periods) than was experienced in the prior 3 years. However, this positive trend did not continue during the last quarter of the 2023 fiscal year and first and second quarters of the current fiscal year (and the third quarter through the date of this report). The Company raised only raised very limited equity funds during such periods to meet its some of its immediate needs, therefore, the Company needs to raise substantial additional funds in the upcoming periods. The Company has faced substantial increases in demand for capital and operating expenditures for the fiscal year 2024 to date (and we anticipate such increased demands will continue during the remainder of the 2024 fiscal year and periods thereafter) as it moves toward commercial implementation of its 3G Tech and development of JVs (including costs associated with additions of personnel to carry out the business activities of the Company) and, therefore, is likely to continue to face, significant cash flow management issues due to limited capital resources and working capital constraints which had only recently begun to be alleviated. As a result, the Company has faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring most of their cash compensation and/or are accepting compensation in the form of securities of the Company and members of the Company's senior management have from time-to-time made loans to the Company in the past and may do so in future periods. The Company continues to explore sources of additional financing (including potential agreements with strategic partners – both financial and ag-industry) to satisfy its current and future operating and capital expenditure requirements as it is not currently generating any significant revenues.

During the years ended June 30, 2023 and 2022, the Company received gross proceeds of approximately $4,038,000 and $1,737,000, respectively, from the sale of its debt and equity securities. The Company paid commissions on the exercise of warrants in the amount of $86,000 and $19,000 in 2023 and 2022, respectively.

During the six months ended December 31, 2023 and 2022 the Company received total proceeds of approximately $443,000 and $602,000, respectively, from the sale of its debt and equity securities. During the six months ended December 31, 2023 the Company received proceeds of $250,000 from a convertible bridge loan but the provider of the bridge loan during November 2023 (and on an ongoing basis since such time) breached its contractual obligation/binding subscription agreement to fund an additional $1,250,000 to the Company, which breach (combined with management stresses related to the final illness and passing of Dominic Bassani, Bion’s COO and former CEO, and required management transitions) has created substantial cash flow difficulties for the Company which are ongoing. See Notes 6 and 9 Bridge Loan/Default. During the current quarter, the Company has entered into discussions/negotiations with its largest creditor that have resulted in an agreement regarding repayment terms. Related discussions are taking place with other creditors. See Note 10 Subsequent Events.

The Company anticipates substantial increases in demand for capital and operating expenditures for the balance of fiscal year 2024 (and we anticipate such increased demands will continue during the 2025 fiscal year and periods thereafter) as it moves toward commercial implementation of its 3G Tech and development of JVs (including costs associated with additions of management and operating personnel to carry out the business activities of the Company) and, therefore, is likely to continue to face, significant cash flow management issues due to limited capital resources and working capital constraints which had only recently begun to be alleviated during the 2023 fiscal year. As a result, the Company has faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring most of their cash compensation and/or are accepting compensation in the form of securities of the Company and members of the Company's senior management have from time-to-time made loans to the year ended June 30, 2018, senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000. Additionally, the Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again during the year ended June 30, 2018. As set forth in detail elsewhere herein, during the year ended June 30, 2023 senior management (and family members) who held convertible obligations of the Company adjusted the terms of their outstanding notes and agreed to debt modifications that reduced of the Company’s debt by $3,516,000 and increased shareholders equity by the same amount. The constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company’s efforts to operate and develop its business.

The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company is able to raise needed funds during the remainder of the current fiscal year (and subsequent periods), of which there is no assurance, management will not need to consider deeper cuts (including additional personnel cuts) and/or curtailment of ongoing activities including research and development activities. The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects (including the Initial Project, JV Projects (including the Dalhart, Olson and DVG Projects), and the Kreider 2 facility) and CAFO Retrofit waste remediation systems. The Company anticipates that it will seek to raise from $20,000,000 to $80,000,000 or more debt and/or equity through joint ventures, strategic partnerships and/or sale of its equity securities (common, preferred and/or hybrid) and/or debt (including convertible) securities, and/or through use of ‘rights’ and/or warrants (new and/or existing) and/or through other means during the next twelve months. However, as discussed above, there is no assurance, especially in light of the difficulties the Company has experienced in many recent years and the extremely unsettled capital markets that presently exist for small companies like us, that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business and Projects.

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

The future minimum lease payment under noncancelable operating lease with terms greater than one year as of December 31, 2023:

From January 2024 to December 2024	75,000
Undiscounted cash flow	75,000
Less imputed interest	(3,909)
Total	71,091

The weighted average remaining lease term and discounted rate related to the Company’s lease liability as of December 31, 2023 were 1 years and 10%, respectively. The Company’s lease discount rate is generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s lease cannot be readily determined.

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

D: Convertible Bridge Loan/Default

On September 28, 2023 the Company entered into an agreement for a $1,500,000 bridge loan and executed documents including a convertible promissory note (“Note”) and a binding subscription agreement (“Subscription”) (collectively the Note and the Subscription are the “Bridge Loan Agreements”) with SEB LLC, a non-affiliated party (“Lender”). The Bridge Loan Agreements require the Lender to loan the Company $1,500,000 in six monthly tranches of $250,000 commencing October 2023. All sums advanced under the Bridge Loan Agreements (and accrued interest thereon) would due and payable (with interest accrued at 8% per annum) on October 1, 2024 if not previously converted into securities of the Company. The Note is convertible at $1.00 per unit, at the sole election of the Lender, into units consisting of one share of the Company’s common stock and a warrant to purchase one half share. The initial $250,000 tranche was received by the Company on October 5, 2023. However, no further funds were received by the Company from the Lender. During early November 2023 the Lender informed the Company verbally that it did not intend to fulfill its obligations pursuant to the Bridge Loan Agreements and since such time the Lender has been in default (“Default”). The Default (which is continuing) has created substantial problems for and materially damaged the Company and rendered the Company unable to meet its current creditor obligations on a timely basis. The Company is currently evaluating its rights regarding the Default by the Lender. See Notes re Bridge Loan/Default.

The Company currently is not involved in any other material litigation or similar events.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended December 31, 2023, the Company sold the following restricted securities: a) 375,000  units at $1.00 per unit consisting of one share of the Company’s restricted common stock and ½ warrant to purchase one share of the Company’s restricted common stock at $1.25 until December 31, 2024 and received gross proceeds of $375,000 and b) 449,261  shares were issued pursuant to our 2006 Consolidated Incentive Plan (“Plan”) upon the conversion of debt and c) 265,639 shares were issued when 321,554 warrants were exercised (using the “cashless exercise” provision of the warrants) and d) 36,506 shares were issued for consulting services.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: February 14, 2024	By:	/s/ Mark A. Smith
Mark A. Smith, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 14, 2024	By:	/s/ William O’Neill
William O’Neill, Chief Executive Officer

