Form 10-Q
period 2024-03-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2024-05-15
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

On May 1, 2024, there were 57,227,248 Common Shares issued and 56,522,939 Common Shares outstanding.

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

ii

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	June 30,
	2024	2023
	(unaudited)

ASSETS

Current assets:
Cash	$49,735	$625,964
Prepaid expenses	121,282	16,785
Deposits and other assets	6,000	6,000

Total current assets	177,017	648,749

Operating lease right-of-use asset	51,572	93,875
Property and equipment, net (Note 3)	9,341,637	6,851,009

Total assets	$9,570,226	$7,593,633

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$2,718,841	$677,136
Deferred compensation (Note 4)	1,432,678	864,781
Convertible Bridge Note Payable (Note 6)	261,064	—
Operating lease liability, current (Note 9)	53,977	75,000

Total current liabilities	4,466,560	1,616,917

Operating lease liability, long term (Note 9)	—	29,068
Convertible notes payable - affiliates (Note 6)	1,711,224	1,715,970

Total Liabilities	6,177,784	3,361,955

Equity (deficit):
Common stock, no par value, 250,000,000 shares authorized, 57,219,930 and 48,044,790 shares issued, respectively; 56,515,621 and 47,340,480 shares outstanding, respectively	—	—
Additional paid-in capital	133,098,463	131,935,418
Subscription receivable - affiliates (Note 8)	(504,650)	(504,650)
Accumulated deficit	(129,238,944)	(127,236,663)

Total Bion’s stockholders’ equity (deficit)	3,354,869	4,194,105

Noncontrolling interest	37,573	37,573

Total equity (deficit)	3,392,442	4,231,678

Total liabilities and deficit	$9,570,226	$7,593,633

See notes to condensed consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

	Three months ended		Nine months ended
	March 31		March 31
	2024	2023	2024	2023

Revenue	$—	$—	$—	$—

Operating expenses:
General and administrative (including stock-based compensation)	526,644	859,011	1,828,917	2,356,047
Depreciation	331	461	1,251	1,185
Research and development (including stock-based compensation)	6,144	24,242	21,873	67,833

Total operating expenses	533,119	883,714	1,852,041	2,425,065

Loss from operations	(533,119)	(883,714)	(1,852,041)	(2,425,065)

Other (income) expense:
Interest income	(107)	(1,342)	(611)	(4,652)
Gain (loss) on disposal of assets	972	—	972	—
Interest expense	4,161	(24,488)	149,879	86,892

Total other expense	5,026	(25,830)	150,240	82,240

Net income (loss)	(538,145)	(857,884)	(2,002,281)	(2,507,305)

Net loss attributable to the noncontrolling interest	—	—	—	—

Net income (loss) applicable to Bion's common stockholders	$(538,145)	$(857,884)	$(2,002,281)	$(2,507,305)

Net income (loss) applicable to Bion's common stockholders per basic and diluted common share	$(0.01)	(0.02)	(0.04)	(0.06)

Weighted-average number of common shares outstanding:
Basic and diluted	54,035,865	45,456,417	50,498,173	44,165,309

See notes to condensed consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

Three months ended March 31, 2024 and 2023
	Bion's Stockholders'

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in	Subscription Receivables for	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Shares	deficit	interest	equity/(deficit)

Balances, December 31, 2022	—	$—	—	$—	44,529,884	$—	124,627,172	$(504,650)	$(125,696,969)	$37,573	$(1,536,874)
Sale of units	—	—	—	—	2,375,000	—	2,720,000	—	—	—	2,720,000
Warrants exercised for common shares	—	—	—	—	84,000	—	63,000	—	—	—	63,000
Issuance of warrants for services	—	—	—	—	—	—	9,844	—	—	—	9,844
Conversion of debt and liabilities	—	—	—	—	1,055,906	—	99,889	—	—	—	99,889
Vesting of options for employees and services	—	—	—	—	—	—	220,510	—	—	—	220,510
Commissions on sale of units	—	—	—	—	—	—	(48,000)	—	—	—	(48,000)
Debt modification	—	—	—	—	—	—	3,516,345	—	—	—	3,516,345
Net loss	—	—	—	—	—	—	—	—	(857,884)	—	(857,885)
Balances, March 31, 2023	—	$—	—	$—	48,044,790	$—	$131,208,759	$(504,650)	$(126,554,853)	$37,573	$4,186,829

Balances, December 31, 2023	—	$—	—	$—	50,611,962	$—	132,798,923	$(504,650)	$(128,700,799)	$37,573	$3,631,047
Sale of units	—	—	—	—	190,000	—	190,000	—	—	—	190,000
Warrants exercised under cashless exercise	—	—	—	—	5,866,306	—	—	—	—	—	—
Options exercised under cashless exercise	—	—	—	—	3,661	—	—	—	—	—	—
Issuance of units for services	—	—	—	—	—	—	—	—	—	—	—
Issuance of warrants for services					25,770	—	30,000				30,000
Vesting of options for employees and services	—	—	—	—	—	—	52,378	—	—	—	52,378
Vesting of warrants for employees and services	—	—	—	—	—	—	3,281	—	—	—	3,281
Debt Modification	—	—	—	—	—	—	(11,122)	—	—	—	(11,122)
Conversion of debt and liabilities	—	—	—	—	522,231	—	49,403	—	—	—	49,403
Modification of warrants	—	—	—	—	—	—	—	—	—	—	—
Commissions on sale of units	—	—	—	—	—	—	(14,400)	—	—	—	(14,400)
Net loss	—	—	—	—	—			—	(538,145)	—	(538,145)
Balances, March 31, 2024	—	$—	—	$—	57,219,930	$—	$133,098,463	$(504,650)	(129,238,944)	$37,573	$3,392,442

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED MARCH 31, 2024 AND 2023 (CONTINUED)

(UNAUDITED)

Nine months ended March 31, 2024 and 2023
	Bion's Stockholders'

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in	Subscription Receivables for	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Shares	deficit	interest	equity/(deficit)

Balances, July 1, 2022	—	$—	—	$—	43,758,820	$—	123,620,046	$(504,650)	$(124,047,548)	$37,573	$(894,579)
Sale of units	—	—	—	—	2,921,230	—	3,266,230	—	—	—	3,266,230
Warrants exercised for common shares	—	—	—	—	158,834	—	119,125	—	—	—	119,125
Issuance of units for services	—	—	—	—	50,000	—	80,000	—	—	—	80,000
Issuance of warrants for services	—	—	—	—	—	—	57,094	—	—	—	57,094
Conversion of debt and liabilities	—	—	—	—	1,155,906	—	149,889	—	—	—	149,889
Vesting of options for employees and services	—	—	—	—	—	—	220,510	—	—	—	220,510
Commissions on sale of units	—	—	—	—	—	—	(48,000)	—	—	—	(48,000)
Modification of warrants - non-cash	—	—	—	—	—	—	159,433	—	—	—	159,433
Modification of warrants - interest	—	—	—	—	—	—	68,088	—	—	—	68,088
Debt modification	—	—	—	—	—	—	3,516,345	—	—	—	3,516,345
Net loss	—	—	—	—	—	—	—	—	(2,507,305)	—	(2,507,305)
Balances, March 31, 2023	—	$—	—	$—	48,044,790	$—	$131,208,759	$(504,650)	$(126,554,853)	$37,573	$4,186,829

Balances, July 1, 2023	—	$—	—	$—	48,880,237	$—	131,935,418	$(504,650)	$(127,236,663)	$37,573	$4,231,678
Sale of units	—	—	—	—	593,589	—	610,742	—	—	—	610,742
Warrants exercised for common shares	—	—	—	—	38,000	—	28,500	—	—	—	28,500
Warrants exercised under cashless exercise	—	—	—	—	6,131,945	—	—	—	—	—	—
Options exercised under cashless exercise	—	—	—	—	3,661	—	—	—	—	—	—
Issuance of units for services	—	—	—	—	82,529	—	76,320	—	—	—	76,320
Issuance of warrants for services	—	—	—	—	—	—	35,000	—	—	—	35,000
Vesting of options for employees and services	—	—	—	—	—	—	159,865	—	—	—	159,865
Vesting of warrants for employees and services	—	—	—	—	—	—	9,844	—	—	—	9,844
Debt Modification	—	—	—	—	—	—	(27,983)	—	—	—	(27,983)
Conversion of debt and liabilities	—	—	—	—	1,489,969	—	140,951	—	—	—	140,951
Modification of warrants	—	—	—	—	—	—	150,206	—	—	—	150,206
Commission on sale of units	—	—	—	—	—	—	(20,400)	—	—	—	(20,400)
Net loss	—	—	—	—	—	—	—	—	(2,002,281)	—	(2,002,281)
Balances, March 31, 2024	—	$—	—	$—	57,219,930	$—	$133,098,463	$(504,650)	$(129,238,944)	$37,573	$3,392,442

See notes to condensed consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,002,281)	$(2,507,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,251	1,185
Accrued interest on loans payable, deferred compensation and other	149,879	86,891
Stock- based compensation	184,709	220,510
Stock-based compensation for services	106,321	80,000
Modification of warrants	—	154,932
Warrants issued for compensation for services	5,000	57,094
Decrease in prepaid expenses	(104,497)	44,449
Increase (decrease) in deposits in other assets	—	(5,000)
Increase (decrease) in accounts payable and accrued expenses	285,420	(908,644)
Decrease (increase) in operating lease assets and liabilities	(7,788)	29,712
Increase in deferred compensation	626,834	265,000

Net cash used in operating activities	(755,152)	(2,481,176)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(689,919)	(2,403,644)

Net cash used in investing activities	(689,919)	(2,403,644)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of units	610,742	3,266,230
Commissions on sale of units	(20,400)	(48,000)
Proceeds from convertible bridge loan	250,000	—
Proceeds from exercise of warrants	28,500	119,125

Net cash provided by financing activities	868,842	3,337,355

Net decrease in cash	(576,229)	(1,547,465)

Cash at beginning of year	625,964	3,160,442

Cash at end of year	$49,735	$1,612,977

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Non-cash investing and financing transactions:
Conversion of debt and liabilities into common units	$140,951	$149,888
Conversion of debt and liabilities into notes payable	$—	$23,943
Conversion of deferred compensation to notes payable	$80,767	$90,000
Capitalized interest in property and equipment	$45,676	117,342
Purchase of property and equipment for accounts payable	$1,756,285	$372,844

See notes to condensed consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2024 AND 2023

1.       ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT’S PLANS:

Organization and nature of business:

THE COMPANY HAS BEEN UNDER SUBSTANTIAL FINANCIAL AND MANAGEMENT STRESS OVER THE PAST NINE TO TWELVE (9-12) MONTHS (AND THE CURRENT QUARTER TO DATE) DUE TO EXTREME DIFFICULTIES IN RAISING NEEDED FUNDS (WHICH RE-EMERGED LATE IN THE 2023 FISCAL YEAR AND HAS CONTINUED) WHICH HAVE BEEN COMPOUNDED BY THE DEATH (FOLLOWING EXTENDED ILLNESS) OF DOMINIC BASSANI (WHO MOST RECENTLY SERVED AS OUR COO (FROM MAY 2022) AFTER SERVING AS OUR CEO FOR THE PRIOR DECADE). THESE PROPBLEMS HAVE OCCURRED DURING A PERIOD IN WHICH THE COMPANY IS FACING INCREASED CAPITAL NEEDS AND THE NEED TO TRANSITION TO A YOUNGER MANAGEMENT TEAM (MARK A. SMITH, THE COMPANY’S PRESIDENT, GENERAL COUNSEL AND CHIEF FINANCIAL OFFICER, IS RETIRING AND HAS AGREEDTO PHASE OUT HIS MANAGEMENT ROLES WHICH WILL NEED TO BE FILLED BY OTHERS). THESE ITEMS AND THE FOLLOWING MATTERS HAVE BEEN PREVIOUSLY DISCLOSED BUT THE COMPANY BELIEVES IT IS IMPORTANT TO FEATURE THEM ‘UPFRONT’ AT THIS POINT.

PLEASE NOTE:

A: The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing Projects, JVs and proposed Projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years. Current liabilities were approximately $4.5 million at March 31, 2024 which represents an increase of approximately $2.8 million from June 30, 2023 (largely due to an increase in ‘accounts payable and accrued expenses’ totaling approximately $2.0 million and an increase in ‘deferred compensation’ of approximately $.6 million as a result of the Company’s limited success in raising new financing (equity and/or debt) during the recent period combined with continued expenses (including those related to the Initial Project). Similarly, the Company’s cash on hand decreased from approximately $626,000 to approximately $50,000 over the same period. See NOTE 1. Going Concern and Management’s Plans, Plan of Operations and Outlook and ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (below).

B: On September 28, 2023, in order to partially mitigate the problems referred to above, the Company entered into an agreement for a $1,500,000 bridge loan and executed documents including a convertible promissory note (“Note”) and a binding subscription agreement (“Subscription”) (collectively the Note and the Subscription are the “Bridge Loan Agreements”) with SEB LLC, a non-affiliated party (“Lender”). The Bridge Loan Agreements require the Lender to loan the Company $1,500,000 in six monthly tranches of $250,000 commencing October 2023. All sums advanced under the Bridge Loan Agreements (and accrued interest thereon) would due and payable (with interest accrued at 9% per annum) on October 1, 2024 if not previously converted into securities of the Company. The Note is convertible at $1.00 per unit, at the sole election of the Lender, into units consisting of one share of the Company’s common stock and a warrant to purchase one half share. The initial $250,000 tranche was received by the Company on October 5, 2023. However, no further funds were received by the Company from the Lender. During early November 2023 the Lender informed the Company verbally that it did not intend to fulfill its obligations pursuant to the Bridge Loan Agreements and since such time the Lender has been in default (“Default”). The Default (which is continuing) has created substantial problems for and materially damaged the Company and rendered the Company unable to meet its current creditor obligations on a timely basis. The Company is currently evaluating its rights regarding the Default by the Lender. See Notes 6 and 9 re Convertible Bridge Loan/Default and Note 10, Subsequent Events. This situation has contributed to the substantial increase in the Company’s ‘Current Liabilities’ including ‘accounts payable’ over recent periods. See Consolidated Financial Statements and ‘Management’s Discussion and Analysis’. The Company has engaged in discussion/negotiation with its larger creditors (including its largest creditor--- the primary contractor on the Initial Project) but has been unable to reach agreements regarding payments due to the uncertainty as to if, when and how much funding the Company will be able to raise in future periods. As a result, the Company’s largest creditor---the general contractor for the Initial Project --- has filed a mechanics lien in Indiana (and its largest sub-contractor has sent notices related to its intention to file a mechanics lien) and other creditors are threatening to commence litigation and other creditors are threatening to commence litigation and/or repossess/remove leased equipment).

C: Management previously believed that the Initial Project had reached the point where it could be appropriately deemed ‘placed in service’ at January 1, 2024. However, discussions with the key technical and engineering personnel involved at the Initial Project during the recently concluded quarter convinced management that such a characterization was premature as some key modules had not yet been completed and/or fully tested. Additionally, due to some recent equipment break-downs, the Initial Project is currently in maintenance mode rather than conducting operations while the Company awaits required replacement parts and subsequent repairs. This process has been slowed by the Company’s ongoing difficulties in raising needed funds for its activities. It is management’s current intention to re-evaluate the classification/status of the Initial Project at/after the June 30, 2024 fiscal year end as part of the Company’s annual review process.

D: On May 13, 2024 the Board of Directors commenced a Board-led review of potential strategic alternatives to enhance Bion’s growth and maximize shareholder value. The review will include assessing approaches to optimize the Company’s multiple business opportunities through alternative capital return strategies, potential strategic or financial transactions, and developing strategic initiatives best applicable to each opportunity created by our technology in order to consider all possible paths towards maximizing value creation. No timetable has been established for the conclusion of this review and no decisions related to any further actions or potential strategic alternatives have been made at this time. There can be no assurance that the review will result in any transaction or other strategic change or outcome.

Bion Environmental Technologies, Inc.'s ("Bion," "Company," "We," "Us," or "Our") was incorporated in 1987 in the State of Colorado. Bion’s long term mission has been to make livestock production more sustainable, profitable and transparent by deploying our Gen3Tech platform/business model (discussed below) in ventures focused on the ‘feeder’ space of the livestock production/value chain to provide the consumer with verifiably sustainable premium meat products (together with environmentally friendly, sustainable and/or organic co-products from the production process).  Based on the expanded capabilities of our Gen3Tech platform, the Company’s mission and focus now includes mitigation of ammonia nitrogen releases by industrial and municipal facilities utilizing anaerobic digestion (“ADs”) (in addition to animal waste streams generated by CAFOs) by capturing and utilizing such polluting waste emissions to produce organic and/or low carbon fertilizer and (potentially) fuel products. Bion believes these approaches can create extraordinary value for our shareholders and employees (all of whom own securities in the Company) and for livestock/agriculture/industry ‘partners’ who join us in our ventures and/or utilize our technology. We anticipate pursuing the opportunities created by our third generation technology (“Gen3Tech”) and business/technology platform in conjunction with other industry practices (“Gen3Tech Platform” or “Platform”) utilizing a joint venture/strategic partner model and/or through sales/licensing transactions (where appropriate). We believe our approach will improve the well-being of those enterprises utilizing our technology and create value for our shareholders while improving the environment.

Our patented and proprietary technology provides advanced waste treatment and resource recovery for large-scale livestock production facilities (also known as “Concentrated Animal Feeding Operations” or “CAFOs") (and industrial/municipal ADs). Livestock production and its waste, particularly from CAFOs, has been identified as one of the greatest soil, air, and water quality problems in the U.S. today.  Additionally, regulatory focus has been increasing regarding ammonia releases by industrial and municipal entities utilizing ADs for gas production and/or waste treatment as well. Application of our Gen3Tech” can largely mitigate these environmental problems, while simultaneously improving operational/ resource efficiencies by recovering high-value co-products from the CAFOs’ and municipal and industrial facilities utilizing ADs’ waste streams. These ‘assets’ have traditionally been wasted or underutilized and are the same ‘pollutants’ that today fuel harmful algae blooms, contaminate surface groundwater, and exacerbate climate change.

Bion’s business model and technology platform can create the opportunity for joint ventures (in various contractual forms) (“JVs”) between the Company and large livestock/food/fertilizer industry participants based upon the supplemental cash flow generated by implementation of our Gen3Tech business model, which cash flows will support the costs of technology implementation (including servicing related debt). To accomplish Bion’s goals in this sector, we anticipate the we will ‘partner’ with other technology companies who provide solutions for different links of the beef (and other livestock) value chain and with strategic partners up and down the supply chain. We anticipate this will result in substantial long-term value for Bion. In the context of such JVs, we believe that the verifiable sustainable branding opportunities (conventional and organic) in meat will represent one of the larger enhanced revenue contributors provided by Bion to the JVs (and Bion licensees). The Company believes that a large portion of its business with be conducted through such JVs, but a material portion may involve licensing and or other approaches.

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

During the first half of calendar 2022 Bion began pre-marketing our sustainable beef opportunity to retailers, food service distributors and the meat industry in the U.S.  In general, the response has been favorable. During our 2023 fiscal year, Bion entered into three (3) letters of intent (“LOIs”): a) July 2022 letter of intent to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with the Ribbonwire Ranch (“Ribbonwire LOI”), in Dalhart, Texas (with a provision to expand to 60,000 head) (“Dalhart Project”), (b) January 2023 letter of intent to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with the Olson Feeders and TD Angus (“Olson LOI”), near North Platte, Nebraska (with a provision to expand to 45,000 head or more) (“Olson Project”) and c) April 2023 letter of intent to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with Dakota Valley Growers (“DVG LOI”) near Bathgate, North Dakota (“DVG Project”). The Company is in discussions with additional parties regarding potential further LOIs. Based on our experience to date, we believe we will not have difficulty in securing participation in our Projects from additional feeders/cattlemen. The Olson, Dalhart and DVG Projects (and subsequent Projects) will be developed to produce blockchain-verified, sustainable beef in customized covered barns (resulting in reduced stress on cattle caused by extreme weather and temperatures and resulting higher feed/weight gain efficiency) with ongoing manure transfer (through slatted floors) to anaerobic digesters (AD) to capture nitrogen from the manure stream before loss to the atmosphere and generate renewable natural gas (RNG) for sale while remediating the environmental/carbon impacts usually associated with cattle feedlots and CAFOs. Bion’s patented Gen3Tech platform will refine the waste stream into valuable coproducts that include clean water, RNG, photovoltaic solar electricity and fertilizer (‘climate smart’ and/or organic) products. We anticipate converting tone or more of these LOIs into definitive JV agreements and creating related distribution agreements with key retailers and food service distributors during the current calendar year.

Our business plan is focused on executing multiple agreements and letters of intent related to additional sustainable beef JV projects over the next twenty-four (24) months while continuing our work at the Initial Project (see below) and commencing development of one (or more) of the Dalhart/Olson/DVG Projects (“LOI Projects”)(and/or other Gen3Tech beef JV projects) while pursuing other opportunities in the livestock industry (and related to industrial and municipal entities utilizing ADs for gas production and/or waste treatment) enabled by our Gen3Tech business model.  The LOI announcements generated significant interest within the livestock industry (among ranchers, feedlot operators, farmers and other AG industry parties) and has led to and assisted our discussions with many major of the larger agriculture/livestock industry companies (including those involved with distribution and/or sales of meat products) in the country which are ongoing at this date. We believe that this interest, combined with consumer interest in ‘sustainable products’ and growing enthusiasm among some livestock industry parties for environmental/sustainable/regenerative practices, may provide Bion (and its partners/venturers) with an opportunity to move forward with a truly sustainable solution in this industry segment at a rapid pace.

During the 2023 calendar year, the Company constructed (construction is largely completed --- subject to installation of some final modules and repair/maintenance for some equipment which has broken down during operations over the last quarter) phase 1 of our Initial Project (our commercial scale demonstration facility) located near Fair Oaks, Indiana (our 3GTech Ammonia Recovery System (‘ARS’)) and begun its operations. . Operating results to date at the Initial Project indicate ARS performance will exceed initial expectations for ammonia recovery and related economics. The Company recently announced that we have achieved multiple key technical objectives in the optimization of its ARS and which will support the final design process for full-scale systems (based on results to date and testing over the remainder of this calendar year) at the Initial Project. The ARS has achieved and maintained controlled steady-state operations under a variety of conditions. When operated at steady state, the system produces an ammonium distillate (solution), the base of Bion’s nitrogen fertilizer products. Bion has begun optimizing the ARS’s operating parameters with the goal of meeting and/or exceeding the results needed for Bion’s economic models for large-scale commercial projects. The Company expects the current optimization phase will continue during the current quarter (and through the balance of the year) and provide data required to support final design/engineering for commercial project modules. We believe this data will also provide additional potential stakeholders (including: a) cattle producers, cattle feeders, packers, distributors, retailers in the agricultural segment, b) operators of industrial and/or municipal facilities utilizing ADs and c) financial institutions) with the information they need to proceed with confidence in collaborating with Bion on projects. Final economic and energy efficiency models will be validated during the final design process. The Company intends to engage a third party engineering firm during the upcoming quarter to prepare a third-party evaluation of the ARS while also moving forward on final commercial design processes. Each of the initiatives/activities referenced above are subject to resolution of the financial constraints facing the Company that are described in multiple places in this document

The patented ARS is the core of Bion’s Gen3Tech platform. It recovers and upcycles problem ammonia contained in the effluent from anaerobic digestion (where methane is captured and more ammonia is released) of the livestock manure waste stream (as well as various industrial waste streams including food processing and municipal facilities that utilize ADs in their process trains). The ARS captures the ammonia, minimizing its environmental impacts and enables creation of creating low-carbon and/or organic nitrogen fertilizer products with it. , The Company has produced ammonium distillate and ammonium bicarbonate solutions at the Initial Project in several concentrations and has initiated the application process for organic certification for the initial concentration of liquid fertilizer product that have been recovered (to be followed by additional applications for products of varied concentrations and attributes). Multiple applications to OMRI (Organic Materials Review Institute) and CDFA (California Department of Food and Agriculture) are being prepared for listing/certification of new organic products and the initial OMRI application has been filed. Bion received an OMRI-Listing in 2020 for its initial liquid product. Bion intends to continue producing liquid and crystal fertilizer products at the Initial Project to support testing and life-cycle analysis, product trials, and ongoing organic initiatives. Bion has produced and will continue to produce a solid/granular nitrogen fertilizer product at the Initial Project which we believe will be both ‘Climate-Smart’ and ‘Water-Smart’ – a pure nitrogen fertilizer with a low carbon footprint, that is water soluble and readily available to plants. Samples of the granular product will also be utilized to support organic certification applications.

Bion expects the Initial Project data will document the effectiveness of our Gen3Tech in a commercial-scale setting during the current year and support commencement of development of one or more Gen3Tech beef JV projects and an initial industrial/municipal project over the next year.  We do not presently know the order in which JV Projects will be developed as that decision will be made based on many factors not yet in place. We believe the Initial Project data will also provide additional potential stakeholders with the information they need to proceed with confidence in collaborating with Bion on multiple new projects.

Note that Bion recently announced its intention to establish strategic partnerships and to market the ARS as a ‘stand-alone’/’bolt-on’ addition to anaerobic digestion (“AD”) nitrogen control facilities in two large sectors (in both this country and in Europe):

A)	INDUSTRIAL AND MUNICIPAL WASTEWATER. AD is now used at 1,269 water resource recovery facilities in the U.S., with another 102 stand-alone systems that digest food waste. The American Biogas Council estimates that there are an additional 8,600 sites with development potential. Germany, by comparison, has almost 10,000 operating AD sites. In the U.S., wastewater and AD digestate from industrial and municipal sources is already regulated for ammonia and nitrates. The EPA recently proposed tougher standards for slaughter facilities. Bion believes ARS ammonia treatment costs will be competitive in these markets and that its unique premium fertilizer byproducts will create an advantage, especially with waste streams that are still considered ‘organic’, like slaughter and food waste.
B)	ANIMAL WASTE. According to the American Biogas Council here are 473 animal waste digesters operating in the U.S. today, most on dairy operations. The American Biogas Council and USDA’s AgSTAR program estimate more than 8,000 additional sites with development potential. The ARS was designed specifically for this purpose: control ammonia from livestock waste and produce the highest value byproducts with it. Digestate from animal waste AD has enjoyed the same reduced regulatory requirements as land applying raw manure. Recent trends in Michigan and California indicate they will soon regulate animal waste digestate in the same manner as any other industrial source, subject to groundwater permitting requirements. Bion believes its proven technology and value-added fertilizers will give it a significant competitive advantage in this evolving market.

Bion is now focused primarily on: i) operation and further testing at the Initial Project, our initial commercial-scale Gen3Tech installation, for support of design/feasibility studies/reports related to our initial JV Projects (and further optimization of its operational parameters), ii) pre-development planning of the LOI Projects (and/or other Gen3Tech beef JV projects) including steps toward distribution agreements, iii) developing applications and markets for its low carbon ‘ClimateSmart’ and organic fertilizer products (including listings/certifications of multiple liquid and solid products) and its sustainable (conventional and organic) animal protein products, and iv) discussions regarding initiation and development of agreements and joint ventures (“JVs” as discussed herein) (and related Projects) based on the augmented capabilities of our Gen3Tech business platform (in the sustainable beef and other livestock segments), (v) exploring opportunities re stand-alone ARS markets, and v) ongoing R&D activities. Each of the initiatives/activities referenced above are subject to resolution of the financial constraints facing the Company that are described in multiple places in this document

HISTORY, BACKGROUND AND CURRENT ACTIVITIES

For expanded information regarding our ‘HISTORY, BACKGROUND AND CURRENT ACTIVITIES’, see discussion elsewhere within the Notes (particularly Notes 3, 5, 9 and 10) included in this report, in Forms 8-K and Forms 10-Q filed earlier this year and Item 1 (and other sections) in our Annual Reports on Form 10-K.

Going Concern and Management’s Plans:

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss of $2,002,000 and $2,507,000 for the nine months ended March 31, 2024 and 2023, respectively. At March 31, 2024, the Company has a working deficit and a stockholders’ equity of approximately $4,290,000 and $3,355,000, respectively. The Company has never generated significant operating revenues (even though it earned a net income of $8,291,000 for the year ended June 30, 2022) and incurred a net loss of approximately ($3,189,000) during the year ended June 30, 2023. The net income for the year ended June 30, 2022 was largely due to a one-time, non-cash event of the dissolution of Bion PA-1, LLC (“PA-1”) resulting in a gain of approximately $10,235,000 as well as a one-time gain of $902,000 from the sale of the Company’s ‘biontech.com’ domain pursuant to a purchase agreement during the period. During the year ended June 30, 2023 the Company had debt modifications that resulted in a reduction of debt of $3,516,000 and an increase in equity. The Company’s lack of revenue and/or operating profits, together with the low likelihood of generating positive cash flow and/or net income during the next 12-24 months, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Current liabilities were approximately $4.5 million and $1.6 million at March 31, 2024 and 2023, respectively. There was an increase of approximately $2.9 million (which was largely due to an increase in ‘accounts payable and accrued expenses’ and an increase in ‘deferred compensation’) as a result of the Company’s limited success in raising new financing (equity and/or debt) during the recent period combined with continued expenses (including those related to the Initial Project).

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal years 2023 and 2022 (as a whole), the Company faced less difficulty in raising equity funding (but was subject to substantial equity dilution from the larger amounts of equity financing during the periods) than was experienced in the prior 3 years. However, this positive trend did not continue during the last quarter of the 2023 fiscal year and the first three quarters of the current fiscal year (and the fourth quarter through the date of this report). The Company raised very limited equity funds during such periods to meet some of its immediate needs, and therefore, the Company needs to raise substantial additional funds in the upcoming periods. The Company has faced substantial demand for capital and operating expenditures for the fiscal year 2024 to date (and we anticipate such demands will continue (or increase) during the remainder of the 2024 fiscal year and periods thereafter) as it moves toward commercial implementation of its 3G Tech and development of JVs (including costs associated with additions of personnel to carry out the business activities of the Company) and, therefore, is likely to continue to face, significant cash flow management issues due to limited capital resources and working capital constraints which had only recently begun to be alleviated. As a result, the Company has faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring most of their cash compensation and/or are accepting compensation in the form of securities of the Company and members of the Company's senior management have from time-to-time made loans to the Company in the past and may do so in future periods.

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

.

During the nine months ended March 31, 2024 and 2023, the Company received gross proceeds of approximately $611,000 and $3,266,000, respectively, from the sale of its debt and equity securities. This over 80% decrease in proceeds has created substantial difficulties for the Company.

During the nine months ended March 31, 2024, the Company received proceeds of $250,000 from a convertible bridge loan but the provider of the bridge loan breached its contractual obligation/binding subscription agreement to fund an additional $1,250,000 to the Company during November 2023 (and on an ongoing basis since such time), which breach (combined with management stresses related to the final illness and passing of Dominic Bassani, Bion’s COO and former CEO, and required management transitions) has created a substantial cash flow difficulties for the Company which are ongoing. (See Note 6 and Note 9, Bridge Loan/Default below.)

The Company anticipates substantial demand for capital and operating expenditures for the balance of fiscal year 2024 (and we anticipate such demands will continue and increase during the 2025 fiscal year and periods thereafter) as it moves toward commercial implementation of its 3G Tech and development of JVs (including costs associated with additions of personnel to carry out the business activities of the Company) and, therefore, is likely to continue to face, significant cash flow management issues due to limited capital resources and working capital constraints which had only begun to be alleviated during the 2023 fiscal year. As a result, the Company has faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring most of their cash compensation and/or are accepting compensation in the form of securities of the Company and members of the Company's senior management have from time-to-time made loans to the year ended June 30, 2018, senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000. Additionally, the Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again during the year ended June 30, 2018. As set forth in detail elsewhere herein, during the year ended June 30, 2023 senior management (and family members) who held convertible obligations of the Company adjusted the terms of their outstanding notes and agreed to debt modifications that reduced of the Company’s debt by $3,516,000 and increased shareholders equity by the same amount.

The constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company’s efforts to operate and develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company is able to raise needed funds during the remainder of the current fiscal year (and subsequent periods), of which there is no assurance, management will not need to consider deeper cuts (including additional personnel cuts) and/or curtailment of ongoing activities including research and development activities. The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects (including the Initial Project, JV Projects (including the Dalhart, Olson and DVG Projects), and the Kreider 2 facility) and CAFO Retrofit waste remediation systems. The Company anticipates that it will seek to raise from $20,000,000 to $80,000,000 or more debt and/or equity through joint ventures, strategic partnerships and/or sale of its equity securities (common, preferred and/or hybrid) and/or debt (including convertible) securities, and/or through use of ‘rights’ and/or warrants (new and/or existing) and/or through other means during the next twelve months. However, as discussed above, there is no assurance, especially in light of the difficulties the Company has experienced in many recent years and the extremely unsettled capital markets that presently exist for small pre-revenue companies like us, that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business and Projects.

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

Bion PA1 LLC was dissolved on December 29, 2021 (See Note 5). Its operating losses are included in the consolidation through December 29, 2021.

The accompanying condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at March 31, 2024, the results of operations and cash flows of the Company for the three and nine months ended March 31, 2024 and 2023. Operating results for the three and nine months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending June 30, 2024.

Cash and cash equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents. As of March 31, 2024 and June 30, 2023 there are no cash equivalents.

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

Income (Loss) per share:

Basic income (loss) per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share assumes the conversion, exercise, or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the income (loss) per share or increase the earnings per share. During the three and nine months ended March 31, 2024 and 2023, the basic and diluted income (loss) per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants and options (as if exercised) and convertible securities (as if converted) that have been excluded from the calculation of basic income (loss) per share:

	March 31, 2024	March 31, 2023
Warrants	17,452,468	21,944,437
Options	11,951,600	11,506,600
Convertible debt	9,485,482	10,052,765

The following is a reconciliation of the denominators of the basic and diluted income (loss) per share computations for the three and nine months ended March 31, 2024 and 2023.

	Three months ended March 31, 2024	Three months ended March 31, 2023	Nine months ended March 31, 2024	Nine months ended March 31, 2023
Shares issued – beginning of period	50,611,962	44,529,884	48,880,237	43,758,820
Shares held by subsidiaries (Note 7)	(704,309)	(704,309)	(704,309)	(704,309)
Shares outstanding – beginning of period	49,907,653	43,825,575	48,175,928	43,054,511
Weighted average shares issued during the period	4,128,212	1,630,842	2,322,245	1,110,798
Diluted weighted average shares – end of period	54,035,865	45,456,417	50,498,173	44,165,309

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

3.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	March 31, 2024	June 30, 2023
Computers and office equipment	12,606	15,156
Initial Project: construction in process	9,340,612	6,847,760
Property and equipment, gross	9,353,218	6,862,916
Less accumulated depreciation	(11,581)	(11,907)
Property and equipment, net	$9,341,637	$6,851,009

The 3G1 project (“Initial Project”) began in July of 2021, with a lease signed on land October 1, 2021 (Note 9). Once the lease commenced the Company moved into construction phase. The balance for the Initial Project construction in process includes $257,657 and $98,104 for capitalized interest and $135,648 and $135,648 in non-cash compensation as of December 31, 2023 and 2022, respectively.

Management previously believed that the Initial Project had reached the point where it could be appropriately deemed ‘placed in service’ at January 1, 2024. However, discussions with the key technical and engineering personnel involved at the Initial Project during the recently concluded quarter convinced management that such a characterization was premature as some key modules had not yet been completed and/or fully tested. Additionally, due to some recent equipment break-downs, the Initial Project is currently in maintenance mode rather than conducting operations while the Company awaits required replacement parts and subsequent repairs. This process has been slowed by the Company’s ongoing difficulties in raising needed funds for its activities. It is management’s current intention to re-evaluate the classification/status of the Initial Project at/after the June 30, 2024 fiscal year end as part of the Company’s annual review process (Note 1 and Note 10).

Management has reviewed the remaining property and equipment for impairment as of March 31, 2024 and believes that no impairment exists.

Depreciation expense was $331 and $461 for the three months ended March 31, 2024 and 2023, respectively and $1,251 and $1,185 for the nine months ended March 31, 2024 and 2023, respectively.

4.       DEFERRED COMPENSATION:

The Company owes deferred compensation to various employees, former employees and consultants totaling $1,432,678 and $784,255 as of March 31, 2024 and 2023, respectively. Included in the deferred compensation balances as of March 31, 2024, are $322,500, $658,169 and $101,350 owed William O’Neill (“O’Neill”), the Company’s CEO, the estate/heirs of Dominic Bassani (“Bassani”), the Company’s recently deceased former Chief Operating Officer (who was Chief Executive Officer until through April 30, 2022) (NOTE: Dominic Bassani passed away on November 11, 2023.), and Mark A. Smith (“Smith”), the Company’s President, respectively.

The sums owed to Bassani and Smith are owed pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, accrues interest at 4% per annum and can be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month. The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month. The deferred compensation owed Bassani and Smith as of March 31, 2023 was $410,585.

O’Neill is owed a balance of $322,500 and $110,000 at March 31, 2024 and 2023, respectively, pursuant to his 2021 employment agreement. There is no interest accrual or conversion rights related to the deferred balance.

The Company also owes various consultants and an employee, pursuant to various agreements, for deferred compensation of $278,158 and $92,355 as of March 31, 2024 and 2023, respectively, with similar conversion terms as those described above for Bassani and Smith, with the exception that the interest accrues at 0% to 3% per annum. The Company also owes a former employee $72,500, which is not convertible and is non-interest bearing. Bassani and Smith have each been granted the right to convert up to $300,000 of deferred compensation balances at a price of $0.75 per share until June 30, 2024 into common shares (to be issued pursuant to the 2006 Plan). Smith also has the right to convert all or part of his deferred compensation balance into the Company’s securities (to be issued pursuant to the 2006 Plan) “at market” and/or on the same terms as the Company is selling or has sold its securities in its then current (or most recent if there is no current) private placement. Smith also received the right to transfer future deferred compensation to his 2020 Convertible Obligation at his election but such right is no longer in force.

The Company recorded interest expense of $8,201 ($6,817 with related parties) and $6,817 ($4,428 with related parties) for the three months ended March 31, 2024 and 2023, respectively and $21,830 ($19,328 with related parties) and $19,328 ($12,893 with related parties) for the nine months ended March 31, 2024 and 2023, respectively.

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

Mark A. Smith (the Company’s President)(“Smith”), Dominic Bassani (the Company’s Chief Operating Officer) (“Bassani”) (NOTE: Dominic Bassani passed away on November 11, 2023.) and Ed Schafer (Director)(“Schafer”), adjusted/reduced the principal owed to them by $1,109,649, $1,939,670 and $424,873, respectively. Subsequent to the adjustment, the adjusted portion of the 2020 Convertible Obligations were renamed Adjusted 2020 Convertible Obligations and the adjusted portion of the September 2015 Convertible Notes were renamed Adjusted September 2015 Convertible Notes. The Adjusted 2020 Convertible Obligations of Smith, Bassani and Schafer are convertible into Units (consisting of 1 share and from one half (1/2) to one (1) warrant) at prices of $.0946, $.0953, and $.0953, respectively, and the Adjusted September 2015 Convertible Notes may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.115 per share. The adjusted conversion prices slightly reduce the securities to be issued on conversion of each instrument from the amount receivable under the unadjusted instruments. The Adjusted 2020 Convertible Obligations and Adjusted September 2015 Convertible Notes do not accrue any interest until their maturity date (July 1, 2024). After the adjustment, the Company owed Smith, Bassani (and trust) and Schafer $262,154, $434,016 and $96,364, respectively, of Adjusted 2020 Convertible Obligations and Bassani and Schafer, respectively, $24,230 and $4,012 of Adjusted September 2015 Convertible Notes.

As of March 31, 2024, the Adjusted 2020 Convertible Obligation balances, including accrued interest, owed Bassani (and his donees), Smith and Edward Schafer were $454,819, nil and $100,983, respectively. As of June 30 2023, the Adjusted 2020 Convertible Obligation balances, including accrued interest, owed Bassani (and his donees), Smith and Edward Schafer were $441,446, $130,180 and $98,014, respectively.

As of March 31, 2024 the Adjusted September 2015 Convertible Notes balances, including accrued interest, owed Bassani Family Trusts and Schafer were $25,392 and $4,204, respectively. As of June 30, 2023 the Adjusted September 2015 Convertible Notes balances, including accrued interest, owed Bassani Family Trusts and Schafer were $24,645 and $4,081, respectively.

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

As of March 31, 2024, the remaining unadjusted portion of the 2020 Convertible Obligation balances, including accrued interest, owed Bassani Family Trusts (and his donees) and Smith, were $370,829 and $119,904, respectively.

As of March 31, 2023, the remaining unadjusted portion of the 2020 Convertible Obligation balances, including accrued interest, owed Bassani Family Trusts, Smith and Schafer were $358,151, $36,072 and nil , respectively.

During the nine months ended March 31, 2024, Smith elected to convert $140,951 of his Adjusted 2020 Convertible Obligation into 1,489,969 units at $0.0946 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until July 2026.

The Company recorded interest expense of $38,518 and $98,948 for the nine months ended March 31, 2024 and 2023, respectively. The Company capitalized $45,675 and $117,342 related to the Initial Project for the nine months ended March 31, 2024 and 2023, respectively.

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

Mark A. Smith (the Company’s President) (“Smith”), Dominic Bassani (the Company’s Chief Operating Officer) (“Bassani”) (NOTE: Dominic Bassani passed away on November 11, 2023. See Note 10) and Ed Schafer (Director) (“Schafer”), adjusted/reduced the principal owed to them by $1,109,649, $1,939,670 and $424,873, respectively. Subsequent to the adjustment, the adjusted portion of the 2020 Convertible Obligations were renamed Adjusted 2020 Convertible Obligations (see above and Note 7.). The debt modification was treated as an equity transaction because the modifications were with affiliates that are related parties.

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

The balances of the September 2015 Convertible Notes as of March 31, 2024, including accrued interest owed Bassani, Schafer and Shareholder, are $162,883, nil and $472,211, respectively. As of March 31, 2023, the remaining unadjusted portion of the 2015 Convertible Notes balances including accrued interest, were $157,682, nil , and $457,094, respectively.

The Company recorded interest expense of $15,238 and $18,239 for the nine months ended March 31, 2024 and 2023, respectively.

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

Convertible Bridge Loan/Default

On September 28, 2023, the Company entered into an agreement for a $1,500,000 bridge loan and executed documents including a convertible promissory note (“Note”) and a binding subscription agreement (“Subscription”) (collectively the Note and the Subscription are the “Bridge Loan Agreements”) with SEB LLC, a non-affiliated party (“Lender”). The Bridge Loan Agreements require the Lender to loan the Company $1,500,000 in six monthly tranches of $250,000 commencing October 2023. All sums advanced under the Bridge Loan Agreements (and accrued interest thereon) would due and payable (with interest accrued at 9% per annum) on October 1, 2024 if not previously converted into securities of the Company. The Note is convertible at $1.00 per unit, at the sole election of the Lender, into units consisting of one share of the Company’s common stock and a warrant to purchase one half share. The initial $250,000 tranche was received by the Company on October 5, 2023. However, no further funds were received by the Company from the Lender. During early November 2023 the Lender informed the Company verbally that it did not intend to fulfill its obligations pursuant to the Bridge Loan Agreements and since such time the Lender has been in default (“Default”). The Default (which is continuing) has created substantial problems for and materially damaged the Company and rendered the Company unable to meet its current creditor obligations on a timely basis. The Company is currently evaluating its rights regarding the Default by the Lender. .See Notes re Bridge Loan/Default. See Notes re Bridge Loan/Default. See Note 10, Subsequent Events.

This situation has contributed to the substantial increase in the Company’s ‘Current Liabilities’ including ‘accounts payable’ over recent periods. See Consolidated Financial Statements and ‘Management’s Discussion and Analysis’. The Company has engaged in discussion/negotiation with its larger creditors (including its largest creditor--- the primary contractor on the Initial Project) but has been unable to reach agreements regarding payments due to the uncertainty as to if, when and how much funding the Company will be able to raise in future periods. As a result, the Company’s largest creditor---the general contractor for the Initial Project --- has filed a mechanics in Indiana (and its largest sub-contractor has sent notices related to its intention to file a mechanics lien) and other creditors are threatening to commence litigation and/or repossess/remove leased equipment.

The Company recorded interest expense of $11,064 and nil for the nine months ended March 31, 2024 and 2023, respectively.

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

Mark A. Smith (the Company’s President)(“Smith”), Dominic Bassani (then the Company’s Chief Operating Officer)(“Bassani”) (NOTE: Dominic Bassani passed away on November 11, 2023.) and Ed Schafer (Director)(“Schafer”), adjusted/reduced the principal owed to them by $1,109,649, $1,939,670 and $424,873, respectively. Subsequent to the adjustment, the adjusted portion of the 2020 Convertible Obligations were renamed Adjusted 2020 Convertible Obligations and the adjusted portion of the September 2015 Convertible Notes were renamed Adjusted September 2015 Convertible Notes. The Adjusted 2020 Convertible Obligations of Smith, Bassani and Schafer are convertible into Units at prices of $.0946, $.0953, and $.0953, respectively, and the Adjusted September 2015 Convertible Notes may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.115 per share. The adjusted conversion prices slightly reduce the securities to be issued on conversion of each instrument from the amount receivable under the unadjusted instruments. The Adjusted 2020 Convertible Obligations and Adjusted September 2015 Convertible Notes do not accrue any interest until their maturity date (July 1, 2024). After the adjustment, the Company owed Smith, Bassani (and trust) and Schafer $262,154, $434,016 and $96,364, respectively, of Adjusted 2020 Convertible Obligations and Bassani and Schafer, respectively, $24,230 and $4,012 of Adjusted September 2015 Convertible Notes. The debt modification was treated as an equity transaction because the modifications were with affiliates that are related parties.

The Adjusted 2020 Convertible Obligations and Adjusted September 2015 Convertible Notes do not accrue any interest until their maturity date (July 1, 2024). The Company treated this as an equity transaction and recorded the reduction of debt through additional paid in capital at the net present value of the modified debt agreements. This resulted in an increase to Additional Paid in Capital of $3,522,000 at the modification date and a reduction of additional paid in capital of $14,051 for the year ended June 30, 2023 and $27,982 for the nine months ended March 31, 2024 for the adjustment to the net present value of the modified debt agreements.

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

During the years ended June 30, 2023, and 2022, the Company declared dividends of nil and $1,000 respectively. The dividends are classified as a component of operations as the Series B Preferred stock is presented as a liability in these financial statements. There is no liability at March 31, 2024.

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

During the nine months ended March 31, 2024, the Company entered into subscription agreements to sell 28,589 units at a price of $1.60, with each unit consisting of one share of the Company’s restricted common stock and one half warrant to purchase one share of the Company’s restricted common stock for $2.40 per share with an expiry date of June 30, 2024, and pursuant thereto, the Company issued 28,589 units for total proceeds of $45,742. See ‘Warrants’ below.

During the nine months ended March 31, 2024, the Company entered into subscription agreements to sell 565,000 units at a price of $1.00, with each unit consisting of one share of the Company’s restricted common stock and one half warrant to purchase one share of the Company’s restricted common stock for $1.25 per share with an expiry date of December 31, 2024, and pursuant thereto, the Company issued 565,000 units for total proceeds of $565,000. See ‘Warrants’ below.

 During the nine months ended March 31, 2024, 38,000 warrants were exercised to purchase 38,000 shares of the Company’s common stock at $0.75 per share for total proceeds of $28,500.

During the nine months ended March 31, 2024, Smith elected to converted $140,951 of principal from his Adjusted 2020 Convertible note into 1,489,969 Units; each unit consisting of one share and one warrant with the exercise price of $.75 until July 21, 2026. Each of these warrants carry an exercise bonus of 75%.

During the nine months ended March 31, 2024, the Company issued 82,259 shares of the Company’s common stock to non-affiliate consultants for services. The shares were issued at various prices between $1.00 and $1.20 per share pursuant to the terms of the applicable for an value of $106,321 for the services provided.

During the nine months ended March 31, 2024, the Company issued 3,661 shares of the Company’s common stock upon cashless exercise of 5,000 outstanding options warrants held by an affiliate of the Company.

During the nine months ended March 31, 2024, the Company issued 3,607,165 shares of the Company’s common stock upon cashless exercise of 4,241,034 outstanding warrants held by non-affiliates of the Company.

During the nine months ended March 31, 2024, the Company issued 2,524,780 shares of the Company’s common stock upon cashless exercise of 2,927,197 outstanding warrants held by affiliates of the Company.

 Warrants:

As of March 31, 2024, the Company had approximately 17.5 million warrants outstanding, with exercise prices from $0.60 to $2.40 and expiring on various dates through November 9, 2026.

The weighted-average exercise price for the outstanding warrants is $0.69, and the weighted-average remaining contractual life as of March 31, 2024 is 1 years.

During the nine months ended March 31, 2024, Smith elected to convert $140,951 of principal from his Adjusted 2020 Convertible Note into 1,489,969 Units; each unit consisting of one share and one warrant with the exercise price of $.75 until July 21, 2026. Each of these warrants carry an exercise bonus of 75%.

During the nine months ended March 31, 2024, the Company issued 3,607,165 shares of the Company’s common stock upon cashless exercise of 4,241,034 outstanding warrants held by non-affiliates of the Company.

During the nine months ended March 31, 2024, the Company issued 2,524,780 shares of the Company’s common stock upon cashless exercise of 2,927,197 outstanding warrants held by affiliates of the Company.

During the nine months ended March 31, 2024, the Company entered into subscription agreements to sell 28,589 units at a price of $1.60, with each unit consisting of one share of the Company’s restricted common stock and one half warrant to purchase one share of the Company’s restricted common stock for $2.40 per share with an expiry date of June 30, 2024, and pursuant thereto, the Company issued 28,589 units for total proceeds of $45,742. On September 26, the Company’s Board of Directors, due to a misunderstanding related to a private placement (memorandum of March 2023) and the securities sold thereunder, adjusted the units sold in the offering by substituting 1,003,590 warrants with an exercise price of $1.25 per share for 501,795 previously issued warrants effective October 1, 2023.

During the nine months ended March 31, 2024, the Company approved the modification of existing warrants held by brokers, which extended certain expiration dates. The modifications resulted in interest expense of $135,207 and non-cash compensation of $15,000.
23

During the nine months ended March 31, 2024, the Company issued 282,500 warrants for the subscription agreements to sell 565,000 units at a price of $1.00, with each unit consisting of one share of the Company’s restricted common stock and one half warrant to purchase one share of the Company’s restricted common stock for $1.25 per share with an expiry date of December 31, 2024, and pursuant thereto, the Company issued 565,000 units for total proceeds of $565,000.

During the nine months ended March 31, 2024, 38,000 warrants were exercised to purchase 38,000 shares of the Company’s common stock at $0.75 per share for total proceeds of $28,500.

During the nine months ended March 31, 2024, the Company issued 50,000 warrants to a consultant for services. The warrants were issued for a total value of $5,000.

During the nine months ended March 31, 2024, 223,625 warrants expired.

Effective May 1, 2022, an entity affiliated with William O’Neill (“O’Neill”) was issued 1,000,000 Incentive Warrants exercisable at $1.00 per share until April 30, 2026 of which up to 700,000 Incentive Warrants could be cancelled if O’Neill was not renewed at 13 months and/or fails to serve the entire contract term thereafter. These warrants each have a 75% exercise price adjustment provision if the terms set forth therein are met. 350,000 of the warrants vested on May 1, 2023 and 350,000 of the warrants are vesting though May 1, 2024. The vesting resulted in non-cash compensation of $9,844 for the nine months ended March 31, 2024.

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

The Company recorded compensation expense related to employee stock options of $159,865 and $220,510 for the nine months ended March 31, 2024 and 2023, respectively. The Company granted nil and 305,000 options for the nine months ended March 31, 2024 and 2023, respectively.

During the nine months ended March 31, 2024, the Company issued 3,661 shares of the Company’s common stock upon cashless exercise of outstanding options.

A summary of option activity under the 2006 Plan for nine months ended March 31, 2024 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2023	12,006,600	$0.85	1.83	$5,085,659
Granted	—	—
Exercised	(5,000)	—
Forfeited	—	—
Expired	(50,000)	—
Outstanding at March 31, 2024	11,951,600	$0.85	1.08	$1,379,033

The total fair value of stock options that vested during the nine months ended March 31, 2024 and 2023 was nil and nil , respectively. As of March 31, 2024, the Company had no unrecognized compensation cost related to stock options.

8.       SUBSCRIPTION RECEIVABLE - AFFILIATES:

As of March 31, 2024, the Company has three interest bearing, secured promissory notes with an aggregate principal amount of $428,250 ($530,412, including interest) from Bassani which were received as consideration for purchases of warrants to purchase 5,565,000 shares, in aggregate, of the Company’s restricted common stock, which warrants have an exercise price of $0.75 (with a 75% exercise price adjustment provision) and have expiry dates ranging from December 31, 2024 to December 31, 2025 (subject to extension rights) secured by portions of Bassani Family Trust’s 2020 Convertible Obligation and Bassani Family Trust’s September 2015 Convertible Notes. The secured promissory notes are payable July 1, 2024.

 As of March 31, 2024, the Company has an interest bearing, secured promissory note for $30,000 ($36,786 including interest) from Smith as consideration to purchase warrants to purchase 300,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 (with a 75% exercise price adjustment provision) and have expiry dates of December 31, 2024 (subject to extension rights) The promissory note bears interest at 4% per annum, and is secured by $30,000 original principal ($37,157 including interest) of Smith’s 2020 Convertible Obligations. The secured promissory note is payable on July 1, 2024.

As of March 31, 2024, the Company has two interest bearing, secured promissory notes with an aggregate principal amount of $46,400 ($58,253 including interest) from two employee/consultants as consideration to acquire warrants to purchase 928,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.75 (with a 90% exercise price adjustment provision) and have expiry dates of December 31, 2024. (The promissory notes bear interest at 4% per annum, are secured by a perfected security interest in the warrants, and are payable on July 1, 2024.

These secured promissory notes are recorded as “Subscription receivable—affiliates” on the Company’s balance sheet pending payment.

9.       COMMITMENTS AND CONTINGENCIES:

A: Employment/Consulting (and related) agreements:

William O’Neill (“O’Neill”) was hired as the Company’s Chief Executive Officer (“CEO”) effective May 1, 2022.  O’Neill had previously been working with the Company as a consultant and had been employed by the Company as its CEO during 2010-2011. (Upon the hiring of O’Neill, Bassani, CEO of the Company since 2011, assumed the position of COO while retaining existing operational management responsibilities and working with O’Neill on ‘commercialization’ of the Company’s technology and work related to JVs (and other transactions) based on the Company’s Gen3 Technology and related matters until his recent death. Bassani’s compensation arrangements with the Company were not altered in the context of the change of positions.) The Company and O’Neill entered into a thirty-seven (37) month employment agreement with compensation of $25,000 cash and $10,000 deferred compensation per month. The cash payment is paid $12,500 to O’Neill and $12,500 to an entity affiliated with O’Neill. An entity affiliated with O’Neill was issued 1,000,000 Incentive Warrants exercisable at $1.00 per share (a 75% exercise price adjustment provision if the terms set forth therein are met) until April 30, 2026 of which up to 700,000 Incentive Warrants may be cancelled if O’Neill is not renewed at 13 months and/or fails to serve the entire contract term thereafter. Currently O’Neill is deferring all of his monthly compensation to help the Company conserve cash. For the three months ended March 31, 2024 and 2023, O’Neill and the entity affiliated with O’Neill were paid nil and $75,000, respectively, of cash compensation. For the nine months ended March 31, 2024 and 2023, O’Neill and the entity affiliated with O’Neill were paid $132,500 and $225,000, respectively, of cash compensation. O’Neill has not been paid, deferring part or all of his cash compensation, since October 31, 2023 due to the Company’s financial crisis described in multiple places herein and $110,000 has been accrued during that period.

Smith has held the positions of Director, Executive Chairman, President and General Counsel of Company and its subsidiaries under various agreements (and extensions) and terms since March 2003. On October 10, 2016, the Company approved a month-to-month contract extension with Smith which included provisions for i) a monthly salary of $18,000 ( deferred until the Board of Directors re-instated cash payments to all employees and consultants who are deferring compensation), ii) the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, until December 31, 2024, and iii) the right to convert his deferred compensation in whole or in part, at his sole election, at any time in any amount at “market” or into securities sold in the Company’s current/most recent private offering at the price of such offering to third parties. Smith agreed effective July 29, 2018 to continue to serve the Company under the same basic terms on a month-to-month basis. On May 1, 2022 Smith’s compensation was increased to $25,000 per month of which $5,000 per month is deferred. Currently Smith is deferring all of his monthly compensation to help the Company conserve cash. For the three months ended March 31, 2024 and 2023, Smith was paid nil and $40,000, respectively, of cash compensation. For the nine months ended March 31, 2024 and 2023, Smith was paid $20,000 and $140,000, respectively, of cash compensation. Smith has not been paid, deferring part or all of his cash compensation, since October 31, 2023 due to the Company’s financial crisis described in multiple places herein and $80,000 has been accrued during that period.

From no later than March 31, 2005, the Company has had various agreements with Dominic Bassani (and/or Brightcap which provided his services during some of the years) (NOTE: Dominic Bassani passed away on November 11, 2023.) who was serving as the Company’s Chief Operating Officer (‘COO’) at the time of his passing and formerly served as the Company’s Chief Executive Officer (‘CEO’) for the prior decade (any reference to Brightcap or Bassani for all purposes are referring to the same individual). The Board appointed Bassani as the Company's CEO effective May 13, 2011. On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017 (with the Company having an option to extend the term an additional six months.) Pursuant to the Extension Agreement, Bassani continued to defer his cash compensation ($31,000 per month) until the Board of Directors re-instated cash payments to all employees and consultants who were deferring their compensation. During October 2016 Bassani was granted the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share, until March 15, 2018 (which was expanded on April 27, 2017 to the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, until June 30, 2024 (including extensions). During February 2018, the Company agreed to the material terms for a binding two-year extension agreement for Bassani’s services as CEO. Bassani’s salary remained $31,000 per month, which will continue to be accrued in part during periods when the Board determines there is not adequate cash available. Additionally, the Company agreed to pay or accrue $2,000 per month to be applied to life insurance premiums (which sums have been accrued as liabilities). On August 1, 2018, in the context of extending his agreement to provide services to the Company on a full-time basis through December 31, 2022) plus 2 years after that on a part-time basis, the Company received an interest bearing secured promissory note for $300,000 from Bassani as consideration to purchase warrants to purchase 3,000,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of June 30, 2025. The promissory note is secured by a portion of Bassani’s 2020 Convertible Obligations and as of June 30, 2023, the principal and accrued interest was $364,490. For the three months ended March 31, 2024 and 2023, Brightcap was paid nil and $75,000, respectively, of cash compensation.

Effective April 1, 2024 the Company entered into two material definitive agreements regarding voluntary surrender for cancellation of securities of the Company (and related matters) by: a) members of the family of Dominic Bassani, recently deceased former Chief Executive Officer and (with his family) the Company’s largest shareholder (collectively “Bassani Family”)(see Exhibit 10.1)(“Bassani Family Agreement”), and b) Mark A. Smith, President of the Company and a director (“MAS”)(see Exhibit 10.2)(“MAS Agreement”). The Bassani Family and MAS entered into these agreements with the intention of mitigating dilution to shareholders as new, successor management is added to the Company’s management team.

The Bassani Family has agreed to surrender not less than approximately 20% of its Company holdings (as of December 2023), which surrender will increase to approximately 30% based on certain financing performances set forth in Exhibit 10.1. The Bassani Family will elect exactly which Company securities it will surrender for cancellation on or before June 30, 2024, the Company’s fiscal year end. The Bassani Family Agreement also sets forth requirements regarding conversion of convertible notes held by members of the Bassani Family after the security surrender. See Exhibit 10.1 for the material terms of the contemplated transactions.

MAS has agreed to surrender approximately 30% of his Company holdings (as of December 2023). Immediately upon the effectiveness of the MAS Agreement, he cancelled all Company options held by him (2,425,000, in aggregate) and waived $56,250 of accrued deferred compensation (convertible into 75,000 shares of the Company’s common stock). The MAS Agreement also sets forth requirements regarding conversion of convertible notes held by MAS after the security surrender and references the planned retirement of MAS on or before May 15, 2024. See Exhibit 10.2 for the material terms of the contemplated transactions.

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

As of March 31, 2024, exercise price adjustment provisions ranging from 50-90% were applicable to 11,771,600 of the Company’s outstanding options and 14,640,181 of the Company’s outstanding warrants.

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

C: Initial Project:

On January 28, 2022 Bion Environmental Technologies, Inc. (‘Bion’), on behalf of Bion 3G1 LLC (‘3G1’), a wholly-owned subsidiary, entered into a Purchase Order Agreement with Buflovak and Hebeler Process Solutions (collectively ‘Buflovak’) in the amount of $2,665,500 (and made the initial 25% payment ($666,375) for the core of the ‘Bion System’ portion (without the crystallization modules which will be ordered and fabricated pursuant to subsequent agreements) of the previously announced 3G Tech Initial Project. This Purchase Order encompassed the core of Bion’s 3G Technology. The Company received progress billing in March 2022 and June 2022 for the second and third 25% installments, both of which have been paid as of the filing date. On January 17, 2023 the Company received an invoice from Buflovak for $533,100 which was paid on March 1, 2023 and on April 24, 2023 the Company received an invoice from Buflovak for $83,275 which was paid on May 2, 2023 bringing the aggregate payments to $2,615,500 as of the date of this filing. There remains $50,000 open on the Purchase Order has been billed on July 26, 2023. In addition to the Purchase Order, through March 31, 2024 the Company has incurred additional costs of $6,675,112 on the Initial Project for capitalized interest and costs, non-cash compensation, equipment and consulting fees. $7,191,021 has been paid and $1,756,285 has been billed and not yet paid.

Buflovak has worked with the Company on design and testing of its 3G Tech over several years. The basic design for the Initial Project’s Bion System is complete, fabrication and delivery of equipment from Buflovak from the Purchase Order Agreement has been largely completed and assembly/construction is in process.  3G1 is working in concert with Integrated Engineering Services, the primary site engineering firm for the facility, on the integration of all project components/modules at the Initial Project site. Additional agreements have been entered into various professional services providers (engineers, surveyors, utilities, etc.) for work related to the Initial Project. The Company has incurred costs of $8,346,895 on the Initial Project, not including capitalized labor and interest.

Management previously believed that the Initial Project had reached the point where it could be appropriately deemed ‘placed in service’ at January 1, 2024. However, discussions with the key technical and engineering personnel involved at the Initial Project during the recently concluded quarter convinced management that such a characterization was premature as some key modules had not yet been completed and/or fully tested. Additionally, due to some recent equipment break-downs, the Initial Project is currently in maintenance mode rather than conducting operations while the Company awaits required replacement parts and subsequent repairs. This process has been slowed by the Company’s ongoing difficulties in raising needed funds for its activities. It is management’s current intention to re-evaluate the classification/status of the Initial Project at/after the June 30, 2024 fiscal year end as part of the Company’s annual review process.

D: Lease:

The Company entered into an agreement on September 23, 2021, to lease approximately four acres of land near Fair Oaks, Indiana, for the development site of its Initial Project.

The future minimum lease payment under noncancelable operating lease with terms greater than one year as of March 31, 2024:

From April 2024 to December 2024	56,250
Undiscounted cash flow	56,250
Less imputed interest	(2,274)
Total	53,976

The weighted average remaining lease term and discounted rate related to the Company’s lease liability as of March 31, 2024 were 0.75 years and 10%, respectively. The Company’s lease discount rate is generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s lease cannot be readily determined.

E: Litigation (and related matters):

1) Convertible Bridge Loan/Default

On September 28, 2023 the Company entered into an agreement for a $1,500,000 bridge loan and executed documents including a convertible promissory note (“Note”) and a binding subscription agreement (“Subscription”) (collectively the Note and the Subscription are the “Bridge Loan Agreements”) with SEB LLC, a non-affiliated party (“Lender”). The Bridge Loan Agreements require the Lender to loan the Company $1,500,000 in six monthly tranches of $250,000 commencing October 2023. All sums advanced under the Bridge Loan Agreements (and accrued interest thereon) would due and payable (with interest accrued at 8% per annum) on October 1, 2024 if not previously converted into securities of the Company. The Note is convertible at $1.00 per unit, at the sole election of the Lender, into units consisting of one share of the Company’s common stock and a warrant to purchase one half share. The initial $250,000 tranche was received by the Company on October 5, 2023. However, no further funds were received by the Company from the Lender. During early November 2023 the Lender informed the Company verbally that it did not intend to fulfill its obligations pursuant to the Bridge Loan Agreements and since such time the Lender has been in default (“Default”). The Default (which is continuing) has created substantial problems for and materially damaged the Company and rendered the Company unable to meet its current creditor obligations on a timely basis. The Company is currently evaluating its rights regarding the Default by the Lender. See Note 10, Subsequent Events.

This situation has contributed to the substantial increase in the Company’s ‘Current Liabilities’ including ‘accounts payable’ over recent periods. See Consolidated Financial Statements. The Company has engaged in discussion/negotiation with its larger creditors (including its largest creditor--- the primary contractor on the Initial Project) but has been unable to reach agreements regarding payments due to the uncertainty as to if, when and how much funding the Company will be able to raise in future periods. As a result, the Company’s largest creditor---the general contractor for the Initial Project --- has filed a mechanics in Indiana (and its largest sub-contractor has sent notices related to its intention to file a mechanics lien) and other creditors are threatening to commence litigation and/or repossess/remove leased equipment.

2) Creditor Matters

As is described in the Company’s Financial Statements included herein and discussed in the Notes to the Financial Statements, the Company has had on-going difficulties raising needed funds for its operations/activities over the past 2 years which has rendered the Company unable to meet its current creditor obligations on a timely basis. This situation includes a substantial increase in the Company’s ‘Current Liabilities’ including ‘accounts payable’ over recent periods. The Company has engaged in discussion/negotiation with its larger creditors (including its largest creditor--- the primary contractor on the Initial Project) but has been unable to reach agreements regarding payments due to the uncertainty as to if, when and how much funding the Company will be able to raise in future periods. As a result, the Company’s largest creditor---the general contractor for the Initial Project --- has filed a mechanics in Indiana (and its largest sub-contractor has sent notices related to its intention to file a mechanics lien) and other creditors are threatening to commence litigation and/or repossess/remove leased equipment.

3) Website: Domain Sale/Resolved Litigation/Hacking/Theft

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

4) Pennvest Loan and Dissolution of Bion PA1, LLC (“PA1”)

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

5) Bank Account Hacking

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

10.        SUBSEQUENT EVENTS:

As is described in the Company’s Financial Statements included herein and discussed in the Notes to the Financial Statements above and in Item 2, Management’s Discussion and Analysis, the Company has had on-going difficulties raising needed funds for its operations/activities over the past 2 years which has rendered the Company unable to meet its current creditor obligations on a timely basis. The Company has engaged in discussion/negotiation with its larger creditors (including its largest creditor--- the primary contractor on the Initial Project) but has been unable to reach agreements regarding payments due to the uncertainty as to if, when and how much funding the Company will be able to raise in future periods. As a result, the Company’s largest creditor---the general contractor for the Initial Project --- has filed a mechanics in Indiana (and its largest sub-contractor has sent notices related to its intention to file a mechanics lien) and other creditors are threatening to commence litigation and/or repossess/remove leased equipment.

Effective April 1, 2024 the Company entered into two material definitive agreements regarding voluntary surrender for cancellation of securities of the Company (and related matters) by: a) members of the family of Dominic Bassani, recently deceased former Chief Executive Officer and (with his family) the Company’s largest shareholder (collectively “Bassani Family”)(see Exhibit 10.1)(“Bassani Family Agreement”), and b) Mark A. Smith, President of the Company and a director (“MAS”)(see Exhibit 10.2)(“MAS Agreement”). The Bassani Family and MAS entered into these agreements with the intention of mitigating dilution to shareholders as new, successor management is added to the Company’s management team.

The Bassani Family has agreed to surrender not less than approximately 20% of its Company holdings (as of December 2023) which surrender will increase to approximately 30% based on certain financing performances set forth in Exhibit 10.1. The Bassani Family will elect exactly which Company securities it will surrender for cancellation on or before June 30, 2024, the Company’s fiscal year end. The Bassani Family Agreement also sets forth requirements regarding conversion of convertible notes held by members of the Bassani Family after the security surrender. See Exhibit 10.1 for the material terms of the contemplated transactions.

MAS has agreed to surrender approximately 30% of his Company holdings (as of December 2023). Immediately upon the effectiveness of the MAS Agreement, he cancelled all Company options held by him (2,425,000, in aggregate) and waived $56,250 of accrued deferred compensation (convertible into 75,000 shares of the Company’s common stock). The MAS Agreement also sets forth requirements regarding conversion of convertible notes held by MAS after the security surrender and references the planned retirement of MAS on or before May 15, 2024. See Exhibit 10.2 for the material terms of the contemplated transactions.

Management previously believed that the Initial Project had reached the point where it could be appropriately deemed ‘placed in service’ at January 1, 2024. However, discussions with the key technical and engineering personnel involved at the Initial Project during the recently concluded quarter convinced management that such a characterization was premature as some key modules had not yet been completed and/or fully tested. Additionally, due to some recent equipment break-downs, the Initial Project is currently in maintenance mode rather than conducting operations while the Company awaits required replacement parts and subsequent repairs. This process has been slowed by the Company’s ongoing difficulties in raising needed funds for its activities. It is management’s current intention to re-evaluate the classification/status of the Initial Project at/after the June 30, 2024 fiscal year end as part of the Company’s annual review process.

On May 10, 2024 the Company received $150,000 from affiliates of the Bridge Loan Lender on terms not yet finalized and included in an agreement. These funds were received in the context of negotiations/discussions regarding a potential larger investment by affiliates and/or associates of the Lender. There is no assurance that such larger transaction will be completed. The funds were used primarily to re-initiate operations at the Initial Project.

On May 13, 2024 the Board of Directors commenced a Board-led review of potential strategic alternatives to enhance Bion’s growth and maximize shareholder value. The review will include assessing approaches to optimize the Company’s multiple business opportunities through alternative capital return strategies, potential strategic or financial transactions, and developing strategic initiatives best applicable to each opportunity created by our technology in order to consider all possible paths towards maximizing value creation. No timetable has been established for the conclusion of this review and no decisions related to any further actions or potential strategic alternatives have been made at this time. There can be no assurance that the review will result in any transaction or other strategic change or outcome.

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

BUSINESS OVERVIEW AND PLAN

THE COMPANY HAS BEEN UNDER SUBSTANTIAL FINANCIAL AND MANAGEMENT STRESS OF THE PAST NINE MONTHS (AND THE CURRENT QUARTER TO DATE) DUE TO THE PASSING (FOLLOWING EXTENDED ILLNESS) OF DOMINIC BASSANI (WHO MOST RECENTLY SERVED AS OUR COO (FROM MAY 2022) AFTER SERVING AS OUR CEO FOR THE PRIOR DECADE) AND DIFFICULTIES IN RAISING NEEDED FUNDS (WHICH RE-EMERGED LATE IN THE 2023 FISCAL YEAR AND HAS CONTINUED). THE COMPANY IS FACING INCREASED CAPITAL NEEDS AND THE NEED TO TRANSITION TO A YOUNGER MANAGEMENT TEAM (MARK A. SMITH, THE COMPANY’S PRESIDENT AND GENERAL COUNSEL PROVIDED NOTICE DURING EARLY 2023 OF HIS INTENT TO PHASE OUT HIS MANAGEMENT ROLES EARLY THIS CALENDAR YEAR). THESE ITEMS HAVE BEEN PREVIOUSLY DISCLOSED BUT THE COMPANY BELIEVES IT IS IMPORTANT TO FEATURE THEM ‘UPFRONT’ AT THIS POINT.

PLEASE NOTE:

A: The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing Projects, JVs and proposed Projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years. Current liabilities were approximately $4.5 million at March 31, 2024 which represents an increase of approximately $2.9 million from June 30, 2023 (largely due to an increase in ‘accounts payable and accrued expenses’ totaling approximately $2.1 million and an increase in ‘deferred compensation’ of approximately $.9 million as a result of the Company’s limited success in raising new financing (equity and/or debt) during the recent period combined with continued expenses (including those related to the Initial Project). Similarly, the cash on hand decreased from approximately $625,000 to approximately $50,000 over the same period. See NOTE 1, “Going Concern and Management’s Plans” and “Plan of Operations and Outlook” above.

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

This situation has contributed to the substantial increase in the Company’s ‘Current Liabilities’ including ‘accounts payable’ over recent periods. See Consolidated Financial Statements. The Company has engaged in discussion/negotiation with its larger creditors (including its largest creditor--- the primary contractor on the Initial Project) but has been unable to reach agreements regarding payments due to the uncertainty as to if, when and how much funding the Company will be able to raise in future periods. As a result, the Company’s largest creditor---the general contractor for the Initial Project --- has filed a mechanics in Indiana (and its largest sub-contractor has sent notices related to its intention to file a mechanics lien) and other creditors are threatening to commence litigation and/or repossess/remove leased equipment.

On May 10, 2024 the Company received $150,000 from affiliates of the Bridge Loan Lender on terms not yet finalized and included in an agreement. These funds were received in the context of negotiations/discussions regarding a potential larger investment by affiliates and/or associates of the Lender. There is no assurance that such larger transaction will be completed. The funds were used primarily to re-initiate operations at the Initial Project.

C: Management previously believed that the Initial Project had reached the point where it could be appropriately deemed ‘placed in service’ at January 1, 2024. However, discussions with the key technical and engineering personnel involved at the Initial Project during the recently concluded quarter convinced management that such a characterization was premature as some key modules had not yet been completed and/or fully tested. Additionally, due to some recent equipment break-downs, the Initial Project is currently in maintenance mode rather than conducting operations while the Company awaits required replacement parts and subsequent repairs. This process has been slowed by the Company’s ongoing difficulties in raising needed funds for its activities. It is management’s current intention to re-evaluate the classification/status of the Initial Project at/after the June 30, 2024 fiscal year end as part of the Company’s annual review process.

D: On May 13, 2024 the Board of Directors commenced a Board-led review of potential strategic alternatives to enhance Bion’s growth and maximize shareholder value. The review will include assessing approaches to optimize the Company’s multiple business opportunities through alternative capital return strategies, potential strategic or financial transactions, and developing strategic initiatives best applicable to each opportunity created by our technology in order to consider all possible paths towards maximizing value creation. No timetable has been established for the conclusion of this review and no decisions related to any further actions or potential strategic alternatives have been made at this time. There can be no assurance that the review will result in any transaction or other strategic change or outcome.

Bion Environmental Technologies, Inc.'s ("Bion," "Company," "We," "Us," or "Our") was incorporated in 1987 in the State of Colorado. Bion’s long term mission has been to make livestock production more sustainable, profitable and transparent by deploying our Gen3Tech platform/business model (discussed below) in ventures focused on the ‘feeder’ space of the livestock production/value chain to provide the consumer with verifiably sustainable premium meat products (together with environmentally friendly, sustainable and/or organic co-products from the production process).  Based on the expanded capabilities of our Gen3Tech platform, the Company’s mission and focus now includes mitigation of ammonia nitrogen releases by industrial and municipal facilities utilizing anaerobic digestion (“ADs”) (in addition to animal waste streams generated by CAFOs) by capturing and utilizing such polluting waste emissions to produce organic and/or low carbon fertilizer and (potentially) fuel products. Bion believes these approaches can create extraordinary value for our shareholders and employees (all of whom own securities in the Company) and for livestock/agriculture/industry ‘partners’ who join us in our ventures and/or utilize our technology. We anticipate pursuing the opportunities created by our third generation technology (“Gen3Tech”) and business/technology platform in conjunction with other industry practices (“Gen3Tech Platform” or “Platform”) utilizing a joint venture/strategic partner model and/or through sales/licensing transactions (where appropriate). We believe our approach will improve the well-being of those enterprises utilizing our technology and create value for our shareholders while improving the environment.

Our patented and proprietary technology provides advanced waste treatment and resource recovery for large-scale livestock production facilities (also known as “Concentrated Animal Feeding Operations” or “CAFOs") (and industrial/municipal ADs). Livestock production and its waste, particularly from CAFOs, has been identified as one of the greatest soil, air, and water quality problems in the U.S. today.  Additionally, regulatory focus has been increasing regarding ammonia releases by industrial and municipal entities utilizing ADs for gas production and/or waste treatment as well. Application of our Gen3Tech” can largely mitigate these environmental problems, while simultaneously improving operational/ resource efficiencies by recovering high-value co-products from the CAFOs’ and municipal and industrial facilities utilizing ADs’ waste streams. These ‘assets’ have traditionally been wasted or underutilized and are the same ‘pollutants’ that today fuel harmful algae blooms, contaminate surface groundwater, and exacerbate climate change.

Bion’s business model and technology platform can create the opportunity for joint ventures (in various contractual forms) (“JVs”) between the Company and large livestock/food/fertilizer industry participants based upon the supplemental cash flow generated by implementation of our Gen3Tech business model, which cash flows will support the costs of technology implementation (including servicing related debt). To accomplish Bion’s goals in this sector, we anticipate the we will ‘partner’ with other technology companies who provide solutions for different links of the beef (and other livestock) value chain and with strategic partners up and down the supply chain. We anticipate this will result in substantial long-term value for Bion. In the context of such JVs, we believe that the verifiable sustainable branding opportunities (conventional and organic) in meat will represent one of the larger enhanced revenue contributors provided by Bion to the JVs (and Bion licensees). The Company believes that a large portion of its business with be conducted through such JVs, but a material portion may involve licensing and or other approaches.

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

During the first half of calendar 2022 Bion began pre-marketing our sustainable beef opportunity to retailers, food service distributors and the meat industry in the U.S.  In general, the response has been favorable. During our 2023 fiscal year, Bion entered into three (3) letters of intent (“LOIs”): a) July 2022 letter of intent to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with the Ribbonwire Ranch (“Ribbonwire LOI”), in Dalhart, Texas (with a provision to expand to 60,000 head) (“Dalhart Project”), (b) January 2023 letter of intent to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with the Olson Feeders and TD Angus (“Olson LOI”), near North Platte, Nebraska (with a provision to expand to 45,000 head or more) (“Olson Project”) and c) April 2023 letter of intent to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with Dakota Valley Growers (“DVG LOI”) near Bathgate, North Dakota (“DVG Project”). The Company is in discussions with additional parties regarding potential further LOIs. Based on our experience to date, we believe we will not have difficulty in securing participation in our Projects from additional feeders/cattlemen. The Olson, Dalhart and DVG Projects (and subsequent Projects) will be developed to produce blockchain-verified, sustainable beef in customized covered barns (resulting in reduced stress on cattle caused by extreme weather and temperatures and resulting higher feed/weight gain efficiency) with ongoing manure transfer (through slatted floors) to anaerobic digesters (AD) to capture nitrogen from the manure stream before loss to the atmosphere and generate renewable natural gas (RNG) for sale while remediating the environmental/carbon impacts usually associated with cattle feedlots and CAFOs. Bion’s patented Gen3Tech platform will refine the waste stream into valuable coproducts that include clean water, RNG, photovoltaic solar electricity and fertilizer (‘climate smart’ and/or organic) products. We anticipate converting tone or more of these LOIs into definitive JV agreements and creating related distribution agreements with key retailers and food service distributors during the current calendar year.

Our business plan focused on executing multiple agreements and letters of intent related to additional sustainable beef JV projects over the next twenty-four (24) months while continuing our work at the Initial Project (see below) and commencing development of one (or more) of the Dalhart/Olson/DVG Projects (“LOI Projects”)(and/or other Gen3Tech beef JV projects) while pursuing other opportunities in the livestock industry (and related to industrial and municipal entities utilizing ADs for gas production and/or waste treatment) enabled by our Gen3Tech business model.  The LOI announcements generated significant interest within the livestock industry (among ranchers, feedlot operators, farmers and other AG industry parties) and has led to and assisted our discussions with many major of the larger agriculture/livestock industry companies (including those involved with distribution and/or sales of meat products) in the country which are ongoing at this date. We believe that this interest, combined with consumer interest in ‘sustainable products’ and growing enthusiasm among some livestock industry parties for environmental/sustainable/regenerative practices, may provide Bion (and its partners/venturers) with an opportunity to move forward with a truly sustainable solution in this industry segment at a rapid pace.

During the 2023 calendar year, the Company constructed (construction is largely completed--- subject to installation of some final modules and repair/maintenance for some equipment which has broken down during operations over the last quarter) phase 1 of our Initial Project (our commercial scale demonstration facility) located near Fair Oaks, Indiana (our 3GTech Ammonia Recovery System (‘ARS’)) and begun its operations. Operating results to date at the Initial Project indicate ARS performance will exceed initial expectations for ammonia recovery and related economics. The Company recently announced that we have achieved multiple key technical objectives in the optimization of its ARS and which will support the final design process for full-scale systems (based on results to date and testing over the remainder of this calendar year) at the Initial Project. The ARS has achieved and maintained controlled steady-state operations under a variety of conditions. When operated at steady state, the system produces an ammonium distillate (solution), the base of Bion’s nitrogen fertilizer products. Bion has begun optimizing the ARS’s operating parameters with the goal of meeting and/or exceeding the results needed for Bion’s economic models for large-scale commercial projects. The Company expects the current optimization phase will continue during the current quarter (and through the balance of the year) and provide data required to support final design/engineering for commercial project modules. We believe this data will also provide additional potential stakeholders (including: a) cattle producers, cattle feeders, packers, distributors, retailers in the agricultural segment, b) operators of industrial and/or municipal facilities utilizing ADs and c) financial institutions) with the information they need to proceed with confidence in collaborating with Bion on projects. Final economic and energy efficiency models will be validated during the final design process. The Company intends to engage a third party engineering firm during the upcoming quarter to prepare a third-party evaluation of the ARS while also moving forward on final commercial design processes. Each of the initiatives/activities referenced above are subject to resolution of the financial constraints facing the Company that are described in multiple places in this document

The patented ARS is the core of Bion’s Gen3Tech platform. It recovers and upcycles problem ammonia contained in the effluent from anaerobic digestion (where methane is captured and more ammonia is released) of the livestock manure waste stream (as well as various industrial waste streams including food processing and municipal facilities that utilize ADs in their process trains). The ARS captures the ammonia, minimizing its environmental impacts and enables creation of creating low-carbon and/or organic nitrogen fertilizer products with it. , The Company has produced ammonium distillate and ammonium bicarbonate solutions at the Initial Project in several concentrations and has initiated the application process for organic certification for the initial concentration of liquid fertilizer product that have been recovered (to be followed by additional applications for products of varied concentrations and attributes). Multiple applications to OMRI (Organic Materials Review Institute) and CDFA (California Department of Food and Agriculture) are being prepared for listing/certification of new organic products and the initial OMRI application has been filed. Bion received an OMRI-Listing in 2020 for its initial liquid product. Bion intends to continue producing liquid and crystal fertilizer products at the Initial Project to support testing and life-cycle analysis, product trials, and ongoing organic initiatives. Bion has produced and will continue to produce a solid/granular nitrogen fertilizer product at the Initial Project which we believe will be both ‘Climate-Smart’ and ‘Water-Smart’ – a pure nitrogen fertilizer with a low carbon footprint, that is water soluble and readily available to plants. Samples of the granular product will also be utilized to support organic certification applications.

Bion expects the Initial Project data will document the effectiveness of our Gen3Tech in a commercial-scale setting during the current year and support commencement of development of one or more Gen3Tech beef JV projects and an initial industrial/municipal project over the next year..  We do not presently know the order in which JV Projects will be developed as that decision will be made based on many factors not yet in place. We believe the Initial Project data will also provide additional potential stakeholders with the information they need to proceed with confidence in collaborating with Bion on multiple new projects.

Note that Bion recently announced its intention to establish strategic partnerships and to market the ARS as a ‘stand-alone’/’bolt-on’ addition to anaerobic digestion (“AD”) nitrogen control facilities in two sectors:

A)	INDUSTRIAL AND MUNICIPAL WASTEWATER. AD is now used at 1,269 water resource recovery facilities in the U.S., with another 102 stand-alone systems that digest food waste. The American Biogas Council estimates that there are an additional 8,600 sites with development potential. Germany, by comparison, has almost 10,000 operating AD sites. In the U.S., wastewater and AD digestate from industrial and municipal sources is already regulated for ammonia and nitrates. The EPA recently proposed tougher standards for slaughter facilities. Bion believes ARS ammonia treatment costs will be competitive in these markets and that its unique premium fertilizer byproducts will create an advantage, especially with waste streams that are still considered ‘organic’, like slaughter and food waste.
B)	ANIMAL WASTE. According to the American Biogas Council here are 473 animal waste digesters operating in the U.S. today, most on dairy operations. The American Biogas Council and USDA’s AgSTAR program estimate more than 8,000 additional sites with development potential. The ARS was designed specifically for this purpose: control ammonia from livestock waste and produce the highest value byproducts with it. Digestate from animal waste AD has enjoyed the same reduced regulatory requirements as land applying raw manure. Recent trends in Michigan and California indicate they will soon regulate animal waste digestate in the same manner as any other industrial source, subject to groundwater permitting requirements. Bion believes its proven technology and value-added fertilizers will give it a significant competitive advantage in this evolving market.

Bion is now focused primarily on: i) operation and further testing at the Initial Project, our initial commercial-scale Gen3Tech installation, for support of design/feasibility studies/reports related to our initial JV Projects (and further optimization of its operational parameters), ii) pre-development planning of the LOI Projects (and/or other Gen3Tech beef JV projects) including steps toward distribution agreements, iii) developing applications and markets for its low carbon ‘ClimateSmart’ and organic fertilizer products (including listings/certifications of multiple liquid and solid products) and its sustainable (conventional and organic) animal protein products, and iv) discussions regarding initiation and development of agreements and joint ventures (“JVs” as discussed herein) (and related Projects) based on the augmented capabilities of our Gen3Tech business platform (in the sustainable beef and other livestock segments), (v) exploring opportunities re stand-alone ARS markets, and v) ongoing R&D activities. Each of the initiatives/activities referenced above are subject to resolution of the financial constraints facing the Company that are described in multiple places in this document

At present, there is essentially no traceable and verifiable ‘sustainable beef’ available to the US market except for niche products. In response to consumer demand for transparency and sustainability, Bion expects the meat industry in general, and beef specifically, to evolve towards using new technologies to deliver these attributes in their products. While we anticipate a faster adoption of tracking, verification and sustainability technologies in other perishable food categories like produce and dairy due to their shorter product cycles (and related harvest and production techniques), meat industry leaders have also announced their willingness to move forward with initiatives in this area. Many companies have announced ‘sustainability’ initiatives but most appear to consist largely of ‘greenwashing’ marketing commitments rather than substantive undertakings at this date. Note, however, that Tyson’s Brazen beef initiative (which was announced during March 2023) may develop into a substantive competitive factor in the sustainable beef marketplace. Bion believes that within approximately five-six years, consumers will be able to track and verify claims including sustainability on 25% (or more) of the products merchandised in the meat department. Bion believes that the retail market share of verifiably sustainable beef in the US will approach 7-10 % within three-four (3-4 years (end of 2028) and 25% in five-six (5-6) years (end of 2029-30) (approximately 6-7,000,000 cattle annually) (and more thereafter).

Based on these industry trends, and assuming that Bion can successfully execute on its sustainable beef business plan (which is subject to many contingencies ---including raising adequate operating capital plus extremely large amounts of project financing for its JVs and the acquisition of adequate senior and operating management personnel to implement the business plan---and is not assured), we believe that facilities utilizing Bion’s Gen3Tech platform will potentially capture a significant market share in the premium market segment (and a higher portion of meat that is actually traceable and verifiably sustainable). Our goal is to have one or more sustainable beef projects under development by the end of 2025. Our first commercial project may be one of our current LOI Projects (or a different project might move to the foreground) with the target of commencing development of an initial sustainable beef project during the next year.

Additionally, the Company targets initiating one or more CAFO and/or industrial/municipal ‘bolt-on’ Gen3Tech ARS systems during the next fiscal year.

THERE IS NO ASSURANCE THAT THE COMPANY WILL REACH OR APPROACH THE GOALS/TARGETS SET FORTH ABOVE. REACHING SUCH GOALS/TARGETS WILL REQUIRE RESOLUTION OF THE COMPANY’S EXISTING FINANCIAL DIFFICULTIES AND ACCESS TO VERY LARGE AMOUNTS OF CAPITAL (EQUITY AND DEBT) AS EACH BEEF PROJECT MODULE IS PROJECTED TO COST IN EXCESS OF $50 MILLION (DEBT/EQUITY/GRANTS) TO CONSTRUCT AND WILL REQUIRE MOBILIZATION OF SUBSTANTIAL PERSONNEL, TECHNICAL RESOURCES AND MANAGEMENT SKILLS. THE COMPANY DOES NOT POSSESS EITHER THE FINANCIAL OR PERSONNEL RESOURCES INTERNALLY AND WILL NEED TO SOURCE SUCH RESOURCES FROM OUTSIDE ITSELF.

For expanded information regarding our ‘HISTORY, BACKGROUND AND CURRENT ACTIVITIES’, see discussion within the Notes (particularly Notes 1, 3, 5, 9 and 10) included in this report, in Forms 8-K and Forms 10-Q filed earlier this year and Item 1 (and other sections) in our Annual Reports on Form 10-K.

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

THREE MONTHS ENDED MARCH 31, 2024 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2023

Revenue

Total revenues were nil for both the three months ended March 31, 2024 and 2023.

General and Administrative

Total general and administrative expenses were $527,000 and $859,000 for the three months ended March 31, 2024 and 2023, respectively.

Salaries and related payroll tax expenses were $148,000 and $194,000 for the three months ended March 31, 2024 and 2023, respectively. Consulting costs were $70,000 and $107,000 for the three months ended March 31, 2024 and 2023, respectively. . The $37,000 decrease in consulting costs is due to a decrease in activity with outside consultants during the third quarter in an effort to conserve cash. Investor relations expenses were $106,000 and $172,000 for the three months ended March 31, 2024 and 2023, respectively, and the $66,000 decrease was due to less investor related activity during the third quarter in order to conserve cash. Legal costs were nil and $23,000 for the three months ended March 31, 2024 and 2023, respectively.

Stock-based compensation for the three months ended March 31, 2024 and 2023 were $56,000 and $226,000, respectively.

Depreciation

Total depreciation expense was $331 and $461 for the three months ended March 31, 2024 and 2023, respectively.

Research and Development

Total research and development expenses were $6,000 and $24,000 for the three months ended March 31, 2024 and 2023, respectively, representing an $18,000 decrease was due to less consulting expense being allocated to research and development.

Salaries and related payroll tax expenses were $2,000 and $2,000 for the three months ended March 31, 2024 and 2023, respectively. Consulting costs were nil and $9,000 for the three months ended March 31, 2024 and 2023, respectively. The decrease of $9,000 was due to none of Brightcap’s consulting cost being allocated to research and development.

Loss from Operations

As a result of the factors described above, the loss from operations was $533,000 and $884,000 for the three months ended March 31, 2024 and 2023 respectively.

Other (Income)/Expense

Other expense was $5,000 and $26,000 for the three months ended March 31, 2024 and 2023, respectively.

Interest expense related to deferred compensation, loan payable and convertible notes prior to capitalization was $17,000 and $27,000 for the three months ended March 31, 2024 and 2023, respectively. The decrease of $10,000 is due to debt modifications and reduction of principal balances.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was nil and nil for the three months ended March 31, 2024 and 2023, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $538,000 and $858,000 for the three months ended March 31, 2024 and 2023, respectively, and the net loss per basic common share was $.01 and $.02 for the three months ended March 31, 2024 and 2023, respectively.

NINE MONTHS ENDED MARCH 31, 2024 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2023

Revenue

Total revenues were nil for both the nine months ended March 31, 2024 and 2023.

General and Administrative

Total general and administrative expenses were $1,829,000 and $2,356,000 for the nine months ended March 31, 2024 and 2023, respectively.

Salaries and related payroll tax expenses were $475,000 and $541,000 for the nine months ended March 31, 2024 and 2023, respectively. Consulting costs were $425,000 and $326,000 for the nine months ended March 31, 2024 and 2023, respectively. The $99,000 increase in consulting costs is due an increase in activity with outside consultants during the first three quarters. Investor relations expenses were $228,000 and $594,000 for the nine months ended March 31, 2024 and 2023, respectively, and the $366,000 decrease was due to less investor related activity during the first three quarters in order to conserve cash. Legal costs were $15,000 and $52,000 for the nine months ended March 31, 2024 and 2023, respectively.

Stock-based compensation for the nine months ended March 31, 2024 and 2023 were $185,000 and $407,000, respectively.

Depreciation

Total depreciation expense was $1,251 and $1,185 for the nine months ended March 31, 2024 and 2023, respectively.

Research and Development

Total research and development expenses were $22,000 and $68,000 for the nine months ended March 31, 2024 and 2023, respectively, representing a $46,000 decrease was mostly due to less consulting expense being allocated to research and development.

Salaries and related payroll tax expenses were $5,000 and $8,000 for the nine months ended March 31, 2024 and 2023, respectively. Consulting costs were $4,000 and $35,000 for the nine months ended March 31, 2024 and 2023, respectively. The decrease of $31,000 was due to a smaller portion of Brightcap’s consulting cost being allocated to research and development. Legal expenses were $11,000 and $10,000 for the nine months ended March 31, 2024 and 2023, respectively.

Loss from Operations

As a result of the factors described above, the loss from operations was $1,852,000 and $2,425,000 for the nine months ended March 31, 2024 and 2023 respectively.

Other Expense

Other expense was $150,000 and $82,000 for the nine months ended March 31, 2024 and 2023, respectively. The increase of $68,000 was a result of a greater interest expense for warrant modifications.

Interest expense related to deferred compensation, loan payable and convertible notes prior to capitalization was $49,000 and $132,000 for the nine months ended March 31, 2024 and 2023, respectively.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was nil and nil for the nine months ended March 31, 2024 and 2023, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $2,002,000 and $2,507,000 for the nine months ended March 31, 2024 and 2023, respectively, and the net loss per basic common share was $.04 and $.06 for the nine months ended March 31, 2024 and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's condensed consolidated financial statements for the nine months ended March 31, 2024 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2023 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of March 31, 2024, the Company had cash of approximately $50,000. During the nine months ended March 31, 2024, net cash used in operating activities was $755,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance, legal, accounting, consulting and investor relations expenses as well as the purchase of property and equipment. Cash expenditures were offset in part by proceeds from financing activities, primarily the exercise of warrants and sale of common shares. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. As stated in multiple places in this report, over the last 12 months the Company has had only very limited success in raising needed funds which lack of success has had material negative effects on the Company and its business. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

During the nine months ended March 31, 2024, the Company invested $690,000 in the purchase of property and equipment, primarily related to the Initial Project construction in process.

Financing Activities

During the nine months ended March 31, 2024, the Company received net cash proceeds of $590,000 from the sale of units of $611,000 less commissions of $20,000. During the nine months ended March 31, 2023, the Company received gross cash proceeds of $3,218,000 from the sale of units of $3,266,000 less commissions of $48,000. The decrease of $2,628,000 or 82% is due to the decrease in the Company’s ability to raise capital.

During the nine months ended March 31, 2024, the Company received gross cash proceeds of $250,000 from a convertible bridge loan.

As of March 31, 2024, the Company has debt obligations consisting of: a) deferred compensation of $1,433,000, b) convertible notes payable – affiliates of $1,711,000, and c) current note payable including accrued interest of $261,000

As of March 31, 2023, the Company had debt obligations of a) deferred compensation of $784,000, b) convertible notes payable – affiliates of $1,736,000, and c) current note payable including accrued interest of nil.

Plan of Operations and Outlook

As of March 31, 2024, the Company had cash of approximately $50,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal years 2023 and 2022 (as a whole), the Company faced less difficulty in raising equity funding (but was subject to substantial equity dilution from the larger amounts of equity financing during the periods) than was experienced in the prior 3 years. However, this positive trend did not continue during the last quarter of the 2023 fiscal year and the first three quarters of the current fiscal year (and the fourth quarter through the date of this report). The Company raised only raised very limited equity funds during such periods to meet its some of its immediate needs, therefore, the Company needs to raise substantial additional funds in the upcoming periods. The Company has faced substantial increases in demand for capital and operating expenditures for the fiscal year 2024 to date (and we anticipate such increased demands will continue during the remainder of the 2024 fiscal year and periods thereafter) as it moves toward commercial implementation of its 3G Tech and development of JVs (including costs associated with additions of personnel to carry out the business activities of the Company) and, therefore, is likely to continue to face, significant cash flow management issues due to limited capital resources and working capital constraints which had only recently begun to be alleviated. As a result, the Company has faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring most of their cash compensation and/or are accepting compensation in the form of securities of the Company and members of the Company's senior management have from time-to-time made loans to the Company in the past and may do so in future periods. The Company continues to explore sources of additional financing (including potential agreements with strategic partners – both financial and ag-industry) to satisfy its current and future operating and capital expenditure requirements as it is not currently generating any significant revenues.

During the years ended June 30, 2023 and 2022, the Company received gross proceeds of approximately $4,038,000 and $1,737,000, respectively, from the sale of its debt and equity securities. The Company paid commissions on the exercise of warrants in the amount of $86,000 and $19,000 in 2023 and 2022, respectively.

During the nine months ended March 31, 2024 and 2023 the Company received total proceeds of approximately $889,000 and $3,385,000, respectively, from the sale of its debt and equity securities for a decrease of over 80% in total proceeds raised to finance the Company’s operations. During the nine months ended March 31, 2024 the Company received proceeds of $250,000 from a convertible bridge loan but the provider of the bridge loan during November 2023 (and on an ongoing basis since such time) breached its contractual obligation/binding subscription agreement to fund an additional $1,250,000 to the Company, which breach (combined with management stresses related to the final illness and passing of Dominic Bassani, Bion’s then COO and former CEO, and required management transitions) has created substantial cash flow difficulties for the Company which are ongoing.

Going Concern and Management’s Plans:

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss of $2,002,281 and $2,507,000 for the nine months ended March 31, 2024 and 2023, respectively. At March 31, 2024, the Company has a working deficit and a stockholders’ equity of approximately $4,644,000 and $3,355,000, respectively. The Company has never generated significant operating revenues (even though it earned a net income of $8,291,000 for the year ended June 30, 2022) and incurred a net loss of approximately ($3,189,000) during the year ended June 30, 2023. The net income for the year ended June 30, 2022 was largely due to a one-time, non-cash event of the dissolution of Bion PA-1, LLC (“PA-1”) resulting in a gain of approximately $10,235,000 as well as a one-time gain of $902,000 from the sale of the Company’s ‘biontech.com’ domain pursuant to a purchase agreement during the period. During the year ended June 30, 2023 the Company had debt modifications that resulted in a reduction of debt of $3,516,000 and an increase in equity. The Company’s lack of revenue and/or operating profits, together with the low likelihood of generating positive cash flow and/or net income during the next 12-24 months, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Current liabilities were approximately $4.5 million and $1.6 million at March 31, 2024 and 2023, respectively. There was an increase of approximately $2.9 million (which was largely due to an increase in ‘accounts payable and accrued expenses’ and an increase in ‘deferred compensation’) as a result of the Company’s limited success in raising new financing (equity and/or debt) during the recent period combined with continued expenses (including those related to the Initial Project).

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal years 2023 and 2022 (as a whole), the Company faced less difficulty in raising equity funding (but was subject to substantial equity dilution from the larger amounts of equity financing during the periods) than was experienced in the prior 3 years. However, this positive trend did not continue during the last quarter of the 2023 fiscal year and the first three quarters of the current fiscal year (and the fourth quarter through the date of this report). The Company raised very limited equity funds during such periods to meet some of its immediate needs, and therefore, the Company needs to raise substantial additional funds in the upcoming periods. The Company has faced substantial demand for capital and operating expenditures for the fiscal year 2024 to date (and we anticipate such demands will continue (or increase) during the remainder of the 2024 fiscal year and periods thereafter) as it moves toward commercial implementation of its 3G Tech and development of JVs (including costs associated with additions of personnel to carry out the business activities of the Company) and, therefore, is likely to continue to face, significant cash flow management issues due to limited capital resources and working capital constraints which had only recently begun to be alleviated. As a result, the Company has faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring most of their cash compensation and/or are accepting compensation in the form of securities of the Company and members of the Company's senior management have from time-to-time made loans to the Company in the past and may do so in future periods.

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

.

During the nine months ended March 31, 2024 and 2023, the Company received gross proceeds of approximately $611,000 and $3,266,000, respectively, from the sale of its debt and equity securities. This over 80% decrease in proceeds has created substantial difficulties for the Company.

During the nine months ended March 31, 2024, the Company received proceeds of $250,000 from a convertible bridge loan but the provider of the bridge loan breached its contractual obligation/binding subscription agreement to fund an additional $1,250,000 to the Company during November 2023 (and on an ongoing basis since such time), which breach (combined with management stresses related to the final illness and passing of Dominic Bassani, Bion’s COO and former CEO, and required management transitions) has created a substantial cash flow difficulties for the Company which are ongoing. (See Note 6 and Note 9, Convertible Bridge Loan/Default and Note 10, Subsequent Events.)

The Company anticipates substantial demand for capital and operating expenditures for the balance of fiscal year 2024 (and we anticipate such demands will continue and increase during the 2025 fiscal year and periods thereafter) as it moves toward commercial implementation of its 3G Tech and development of JVs (including costs associated with additions of personnel to carry out the business activities of the Company) and, therefore, is likely to continue to face, significant cash flow management issues due to limited capital resources and working capital constraints which had only begun to be alleviated during the 2023 fiscal year. As a result, the Company has faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring most of their cash compensation and/or are accepting compensation in the form of securities of the Company and members of the Company's senior management have from time-to-time made loans to the year ended June 30, 2018, senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000. Additionally, the Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again during the year ended June 30, 2018. As set forth in detail elsewhere herein, during the year ended June 30, 2023 senior management (and family members) who held convertible obligations of the Company adjusted the terms of their outstanding notes and agreed to debt modifications that reduced of the Company’s debt by $3,516,000 and increased shareholders equity by the same amount.

The constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company’s efforts to operate and develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company is able to raise needed funds during the remainder of the current fiscal year (and subsequent periods), of which there is no assurance, management will not need to consider deeper cuts (including additional personnel cuts) and/or curtailment of ongoing activities including research and development activities. The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects (including the Initial Project, JV Projects (including the Dalhart, Olson and DVG Projects), and the Kreider 2 facility) and CAFO Retrofit waste remediation systems. The Company anticipates that it will seek to raise from $20,000,000 to $80,000,000 or more debt and/or equity through joint ventures, strategic partnerships and/or sale of its equity securities (common, preferred and/or hybrid) and/or debt (including convertible) securities, and/or through use of ‘rights’ and/or warrants (new and/or existing) and/or through other means during the next twelve months. However, as discussed above, there is no assurance, especially in light of the difficulties the Company has experienced in many recent years and the extremely unsettled capital markets that presently exist for small pre-revenue companies like us, that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business and Projects.

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

The future minimum lease payment under noncancelable operating lease with terms greater than one year as of March 31, 2024:

From January 2024 to December 2024	56,250
Undiscounted cash flow	56,250
Less imputed interest	(2,274)
Total	53,976

The weighted average remaining lease term and discounted rate related to the Company’s lease liability as of March 31, 2024 were 0.75 years and 10%, respectively. The Company’s lease discount rate is generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s lease cannot be readily determined.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and has concluded that, as of that date, our disclosure controls and procedures were not effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act, as a result of the material weakness in internal control over financial reporting discussed in Item 9(A) of our Form 10-K for the year ended June 30, 2023.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently involved (and has not been involved in recent periods) in any litigation matters except:

A: Creditor Matters

As is described in the Company’s Financial Statements included herein and discussed in the Notes to the Financial Statements above and in Item 2, Management’s Discussion and Analysis, the Company has had on-going difficulties raising needed funds for its operations/activities over the past 2 years which has rendered the Company unable to meet its current creditor obligations on a timely basis. The Company has engaged in discussion/negotiation with its larger creditors (including its largest creditor--- the primary contractor on the Initial Project) but has been unable to reach agreements regarding payments due to the uncertainty as to if, when and how much funding the Company will be able to raise in future periods. As a result, the Company’s largest creditor---the general contractor for the Initial Project --- has filed a mechanics in Indiana (and its largest sub-contractor has sent notices related to its intention to file a mechanics lien) and other creditors are threatening to commence litigation.

B: Convertible Bridge Loan/Default

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

On May 10, 2024 the Company received $150,000 from affiliates of the Bridge Loan Lender on terms not yet finalized and included in an agreement. These funds were received in the context of negotiations/discussions regarding a potential larger investment by affiliates and/or associates of the Lender. There is no assurance that such larger transaction will be completed. The funds were used primarily to re-initiate operations at the Initial Project.

This situation has contributed to the substantial increase in the Company’s ‘Current Liabilities’ including ‘accounts payable’ over recent periods. See Consolidated Financial Statements. The Company has engaged in discussion/negotiation with its larger creditors (including its largest creditor--- the primary contractor on the Initial Project) but has been unable to reach agreements regarding payments due to the uncertainty as to if, when and how much funding the Company will be able to raise in future periods. As a result, the Company’s largest creditor---the general contractor for the Initial Project --- has filed a mechanics in Indiana (and its largest sub-contractor has sent notices related to its intention to file a mechanics lien) and other creditors are threatening to commence litigation and/or repossess/remove leased equipment.

C: Website: Domain Sale/Resolved Litigation/Hacking/Theft

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

D: Dissolution of Bion PA1, LLC (“PA1”)

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

E: Bank Account Hacking

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

Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2024, the Company sold the following restricted securities: a) 190,000  units at $1.00 per unit consisting of one share of the Company’s restricted common stock and ½ warrant to purchase one share of the Company’s restricted common stock at $1.25 until December 31, 2024 and received gross proceeds of $190,000 and b) 522,231  shares were issued pursuant to our 2006 Consolidated Incentive Plan (“Plan”) upon the conversion of debt and c) 5,866,306 shares were issued when 6,846,677 warrants were exercised (using the “cashless exercise” provision of the warrants) and d) 25,770 shares were issued for consulting services and e) 3,661 shares were issued pursuant to our Plan  when 5,000 options were exercised (using the “cashless exercise” provision of the options).

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit		Incorporated by Reference			Filed/Furnished
No.	Description	Form	Exhibit	Filing Date	Herewith
10.1	Form of Bassani Family Agreement (dated April 1, 2024)	8-K	10.1	4/3/2024
10.2	Form of MAS Agreement (dated April 1, 2024)	8-K	10.2	4/3/2024
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act				X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.				X

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: May 15, 2024	By:	/s/ Mark A. Smith
Mark A. Smith, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 15, 2024	By:	/s/ William O’Neill
William O’Neill, Chief Executive Officer

