Form 10-K
period 2024-06-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2024-09-30
CIK 875729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: June 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

The aggregate market value of the approximately 43,000,000 shares of voting stock held by non-affiliates of the Registrant as of June 30, 2024 approximated $21.5 million.  As of August 1, 2024, the Registrant had 57,236,479 shares of common stock issued and 56,532,170 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (and the documents incorporated herein by reference) contain forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "project," "predict," "plan," "believe," or "continue," or the negative thereof or variations thereon and/or references to goals, targets, projections or similar terminology. The expectations reflected in forward-looking statements may prove to be incorrect. These forward-looking statements include, but are not limited to, predictions regarding:

•	our business plan;

•	the commercial viability of our technology and products produced by our technology;

•	the effects of competitive factors on our technology and products produced by our technology;

•	expenses we will incur in operating our business;

•	our liquidity and sufficiency of existing cash;

•	the success of our financing plans; and

•	the outcome of pending or threatened litigation.

We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Therefore, you should not place undue reliance on our forward-looking statements. We have included important risks and uncertainties in the cautionary statements included in this Annual Report; particularly, the section titled “Risk Factors” incorporated in Item 1.A of this report. These risks and uncertainties could cause actual results or events to differ materially from the forward-looking statements that we make. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections or expectations prove incorrect, actual results, performance or financial condition may vary materially and adversely from those anticipated, estimated or expected.

Our forward-looking statements do not reflect the potential impact of future acquisitions, mergers, dispositions, joint ventures or investments that we may make. We do not assume any obligation to update any of the forward-looking statements contained herein, whether as a result of new information, future events or otherwise, except as required by law.

PART I

ITEM 1.  BUSINESS.

GENERAL

The Company has been under substantial financial and management stress over the past eighteen (18) months. Covid-related delays during technology pilot development at Buflovak in New York, followed by post-Covid supply chain disruptions during construction of our demonstration facility at Fair Oaks, have led to extreme difficulties in raising needed funds. These delays prevented us from meeting our project development and related capital timelines, and were further compounded by the death (following extended illness) of Dominic Bassani, who most recently served as our COO from May 2022 after serving as our CEO for the prior decade, the subsequent resignation of Bill O’Neill, Dominic’s replacement at the CEO position, effective May 31, 2024, followed by the anticipated retirement of Mark A. Smith, the Company’s President, General Counsel and Chief Financial Officer, effective July 31, 2024.

Since the end of May 2024, a new core leadership team has been installed (see H and I, below) and a short-term funding facility has been implemented (see J, below) while longer term capital solutions are evaluated. Our new leadership team believes the financial and management difficulties Bion has faced are outweighed by the success of our technology demonstration and optimization initiatives at our Fair Oaks facility. This success coincides with clear and growing trends in both sustainable agriculture and clean fuels technology and policy that favor Bion’s technology and business opportunities. Bion leadership believes this confluence of events positions the Company, assuming it aligns with appropriate strategic partners and obtains sufficient financing, to exploit a unique opportunity to participate in transformational change at the intersection of agriculture, renewable energy and clean fuels, clean air and water, and evolving consumer demand.

PLEASE NOTE:

A: The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing Projects, JVs and proposed Projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years. Current liabilities were approximately $5.8 million at June 30, 2024 which represents an increase of approximately $4.2 million from June 30, 2023 (largely due to an increase in ‘accounts payable and accrued expenses’ totaling approximately $2.1 million and an increase in ‘current debt’ of approximately $2.1 million as a result of the Company’s limited success in raising new financing (equity and/or debt) and existing debt terms becoming current during the recent period combined with continued expenses (including those related to the Initial Project). Similarly, the Company’s cash on hand decreased from approximately $626,000 to approximately $52,000 over the same period. The Company extreme difficulty is obtaining needed funds during the entire 2023 fiscal year has continued throughout the first quarter of the current fiscal year to date. See NOTE 1. Going Concern and Management’s Plans, Plan of Operations and Outlook and ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 11 Subsequent Events (below).

B:  Previous management believed that the Initial Project had reached the point where it could be appropriately deemed ‘placed in service’ at January 1, 2024. However, discussions with the key technical and engineering personnel involved at the Initial Project during the recently concluded quarter convinced management that such a characterization was premature as some key modules had not yet been completed and/or fully tested at that date. Additionally, due to some equipment break-downs, the Initial Project was in maintenance mode rather than conducting operations, while the Company awaited required replacement parts and subsequent repairs. This process was slowed by the Company’s ongoing difficulties in raising needed funds for its activities. The Company’s Board of Directors re-evaluated the classification/status of the Initial Project as part of the Company’s annual review process and determined that the Initial Project should have been ‘placed in service’ at the June 30, 2024, fiscal year end.

Further, after extensive discussion between previous management and the Board, it was determined that the ‘carrying value’ of the Initial Project, as of that date, be reduced to $0 on the Company balance sheet, in order to conform with accepted accounting practices. Bion’s technology demonstration system was always planned as a small scale integrated Gen3Tech beef project. Due to covid-related delays and increased capital constraints, it was decided to move quickly to initially construct Phase 1, which was the standalone ARS at Fair Oaks. As matters progressed, including cost overruns, management and financial crises, etc., Bion was unable to proceed further at Fair Oaks. It was anticipated that the ARS would be relocated to another site (potential locations included Ribbonwire Ranch or University of Nebraska-Lincoln) after providing the final design data, where it would be integrated with a small scale Gen3Tech beef facility as originally planned. We recently learned it would not be economically feasible to decommission and disassemble the ARS, then transport, reassemble, and recommission it at another location. Therefore, since the Initial Project is now: i) largely a research & development facility and ii) is located on land subject to a short-term lease, it no longer has commercial value and was written down to $0. As a result, a large ‘one time/non-recurring’ ‘non-cash’ charge of $9,460,425 has been taken by the Company, at that date, which charge reduced the Company shareholders’ equity to ($5,808,501) and resulted in a loss of $11,691,115 for the 2024 fiscal year.

C: On September 28, 2023, in order to partially mitigate the problems discussed above, the Company entered into an agreement for a $1,500,000 bridge loan and executed documents including a convertible promissory note (“Note”) and a binding subscription agreement (“Subscription”) (collectively the Note and the Subscription are the “Bridge Loan Agreements”) with SEB LLC, a non-affiliated party (“Lender”). The Bridge Loan Agreements require the Lender to loan the Company $1,500,000 in six monthly tranches of $250,000 commencing October 2023. All sums advanced under the Bridge Loan Agreements (and accrued interest thereon) would be due and payable (with interest accrued at 9% per annum) on October 1, 2024, if not previously converted into securities of the Company. The Note is convertible at $1.00 per unit, at the sole election of the Lender, into units consisting of one share of the Company’s common stock and a warrant to purchase one half share. The initial $250,000 tranche was received by the Company on October 5, 2023. However, no further funds were received by the Company from the Lender. During early November 2023 the Lender informed the Company verbally that it did not intend to fulfill its obligations pursuant to the Bridge Loan Agreements and since such time the Lender has been in default (“Default”). On May 10, 2024, the Company received $150,000 from affiliates of the Bridge Loan Lender on terms not yet finalized and included in an agreement. These funds were received in the context of negotiations/discussions regarding a potential larger investment by affiliates and/or associates of the Lender, but no further funds were received, and the larger transaction was never completed. The funds were used primarily to re-initiate operations at the Initial Project. The Default (which is continuing) has created substantial problems for and materially damaged the Company and rendered the Company unable to meet its current creditor obligations on a timely basis. The Company is currently evaluating its rights regarding the Default by the Lender. See Notes5 and 8 re Convertible Bridge Loan/Default and Note 11, Subsequent Events. This situation has contributed to the substantial increase in the Company’s ‘Current Liabilities’ including ‘accounts payable’ over recent periods. See Consolidated Financial Statements and ‘Management’s Discussion and Analysis’. The Company has engaged in discussion/negotiation with its larger creditors (including its largest creditor--- the primary contractor on the Initial Project) but has been unable to reach agreements regarding payments due to the uncertainty as to if, when and how much funding the Company will be able to raise in future periods. As a result, the Company’s largest creditor---the general contractor for the Initial Project --- has filed a mechanics lien in Indiana (and its largest sub-contractor has sent notices related to its intention to file a mechanics lien) and other creditors are threatening to commence litigation and/or repossess/remove leased equipment).

D. At the end of December 2023, Bion achieved key objectives in the optimization of the Ammonia Recovery System at our commercial-scale demonstration facility in Fair Oaks, Indiana. Though delayed by supply chain issues, the demonstration at Fair Oaks confirmed the system's state-of-the-art capabilities. In managements’ opinion, the wide applicability of the ARS and its environmental benefits cannot be overstated, as livestock-related and other nutrient issues continue to grow, both in the U.S. and globally.

E: On January 2, 2024, Bion received a new (continuation) patent that broadened the claims related to its Ammonia Recovery System (ARS) to include industrial and municipal wastewater sources, in addition to animal waste streams that were previously covered. Since that time, Bion has focused a portion of its limited resources on understanding and evaluating opportunities to apply its ARS as a ‘standalone’ ammonia control solution in these sectors. In such cases, the ARS would be deployed as a bolt-on ammonia solution (vs integrated into a Bion Gen3Tech livestock platform) for facilities that produce biogas from organic waste streams, such as food, food processing, and livestock packing/slaughter, that are subject to EPA-mandated discharge limits that require ammonia control. We believe at this time there is potentially a robust opportunity to provide ammonia control solutions to others and we intend to pursue this opportunity in the coming year.

F: Effective April 1, 2024, the Company entered into two material definitive agreements regarding voluntary surrender for cancellation of securities of the Company (and related matters) by: a) members of the family of Dominic Bassani, recently deceased former Chief Executive Officer and (with his family) the Company’s largest shareholder (collectively “Bassani Family”), and b) Mark A. Smith, President of the Company and a director (“MAS”). The Bassani Family and MAS entered into these agreements with the intention of mitigating dilution to shareholders as new, successor management is added to the Company’s management team. The Bassani Family has agreed to surrender not less than approximately 20% of its Company holdings (as of December 2023) which surrender will increase to approximately 30% based on certain financing performances (see Form 8-K dated April 3, 2024, Exhibit 10.1). The Bassani Family will elect exactly which Company securities it will surrender for cancellation on or before June 30, 2024, the Company’s fiscal year end. The Bassani Family Agreement also sets forth requirements regarding conversion of convertible notes held by members of the Bassani Family after the security surrender. See Exhibit 10.1 for the material terms of the contemplated transactions. MAS has agreed to surrender approximately 30% of his Company holdings (as of December 2023). Immediately upon the effectiveness of the MAS Agreement, he cancelled all Company options held by him (2,425,000, in aggregate) and waived $56,250 of accrued deferred compensation (convertible into 75,000 shares of the Company’s common stock). The MAS Agreement also sets forth requirements regarding conversion of convertible notes held by MAS after the security surrender and references the planned retirement of MAS on or before May 15, 2024. See Exhibit 10.2 for the material terms of the contemplated transactions. Subsequently, and effective June 27, 2024, the Board of Directors of the Company agreed to amend the terms of the agreements dated April 1, 2024. The amendments solely extend any dates of certain required conversions and/or exercises (and related promissory note maturity dates and warrant expiration dates), if any, that were earlier than January 15, 2025, to said date. No changes were made regarding any ‘givebacks’ of securities of the Company. On June 30, 2024, the Bassani Family provided the Company with their list regarding surrender of 20% of its Company holdings (as of December 2023)(See Exhibit 10.1). As previously reported, MAS has previously completed 100% of his ‘give backs’.

G: On May 13, 2024, the Board of Directors commenced a Board-led review of potential strategic alternatives to ensure the Company’s survival and to enhance Bion’s potential growth and maximize shareholder value. The review will include assessing approaches to optimize the Company’s multiple business opportunities through alternative capital return strategies, potential strategic or financial transactions, and developing strategic initiatives best applicable to each opportunity created by our technology in order to consider all possible paths towards maximizing value creation. No timetable has been established for the conclusion of this review and no decisions related to any further actions or potential strategic alternatives have been made at this time. There can be no assurance that the review will result in any transaction or other strategic change or outcome.

H: Effective May 31, 2024, Bion accepted the resignation of Bill O’Neill, both as CEO and Director. Mr. O’Neill had previously informed the Board that he believed he was not being adequately compensated or incentivized and the job was too difficult. On May 21, 2024, Bion received a letter from Mr. O’Neill that expressed his dissatisfaction with the Board’s refusal to address his demands and stated he was resigning to pursue other opportunities, despite the fact he had not yet completed the last year of a three-year agreement. Bion chose to accept his resignation in the belief the Company needed a change in leadership and approach.

I: On June 1, 2024, Craig Scott joined the Company's Board of Directors. Mr. Scott has served Bion in several senior positions, dating back to 1996. Mr. Scott also agreed to assume a broader management role for Bion and subsequently accepted the role of interim Chief Executive Officer. Also in June, Greg Schoener assumed the role of Chief Operating Officer on an interim basis. He also joined Bion's Board of Directors. Mr. Schoener is a successful business owner and operator, serving the construction industry in Houston, Texas. He brings broad business management experience, with an emphasis on mission-focused execution and accountability. He has been a Bion shareholder since late-2020. Bob Weerts, another Bion shareholder and a successful serial entrepreneur from Winnebago, Minnesota, also accepted a position on Bion’s Board of Directors.

J: On June 18, 2024, Bion formed a strategic relationship with Turk Stovall and Stovall Ranching Companies with the goal of developing a 15,000-head sustainable beef project at Stovall’s Yellowstone Cattle Feeders (YCF) location in Shepherd, Montana. The YCF feedyard is a traditional outdoor dirt feedlot that today is permitted to feed up to 25,000 head. Mr. Stovall also agreed to join Bion's Board of Directors and lead a joint venture between Stovall Ranching Companies and Bion to develop the project. The facility is envisioned to produce premium quality Montana beef that we believe will be the 'cleanest', most eco-friendly finished beef in the marketplace.

K: On August 23, 2024, Bion announced that three affiliates of the Company (Greg Schoener, Interim COO & Director; Turk Stovall, Director; Bob Weerts, Director) and two shareholders (one of whom is the brother of Greg Schoener) have agreed to advance to the Company, through a newly formed LLC, up to $500,000 in consideration of a secured convertible promissory note. It is anticipated that others will join the LLC, although there can be no assurance they will. The note instrument and agreements have not been executed at this time because terms and other details have not been finalized yet; however, the group has begun advancing money to the Company. As of the date of the filing of this report, the aggregate sum of $201,564 has been advanced to the Company, together with express directions on what items were to be paid with such funds. When a final agreement is executed, it will be attached as an exhibit to a Form 8-K.

Summary and Overview

Bion Environmental Technologies, Inc.'s ("Bion," "Company," "We," "Us," or "Our") was incorporated in 1987 in the State of Colorado. Bion’s long term mission has been to make livestock production more sustainable, profitable and transparent by deploying our Gen3Tech platform/business model (discussed below) in ventures focused on the ‘feeder’ space of the livestock production/value chain. The Gen3Tech will allow us to supply verifiably sustainable premium meat products, together with environmentally friendly, sustainable and/or organic co-products from the production process. Bion primarily focused on the beef industry because we believe it faces the most challenges of all the livestock sectors and can benefit the most from the application of Bion’s technology and business strategy. We believe the Stovall-Bion JV represents the best opportunity to prove our strategy and plan to supply sustainable beef at scale. It is our primary focus.

Our patented and proprietary technology was developed specifically to provide advanced waste treatment and resource recovery for large-scale livestock production facilities (also known as “Concentrated Animal Feeding Operations” or “CAFOs"). Livestock production and its waste, particularly from CAFOs, is a primary source of excess nutrients, that have been identified as the greatest water quality problem in the U.S. today; CAFOs are also under increasing scrutiny for their impacts on air pollution and soil health. Application of our Gen3Tech can largely mitigate these environmental problems, while simultaneously improving operational/ resource efficiencies by recovering high-value co-products from the CAFOs’ waste stream, including renewable energy and nutrients. These ‘assets’ have traditionally been wasted or underutilized and are the same ‘pollutants’ that today fuel harmful algae blooms, contaminate groundwater, and exacerbate climate change. Bion’s technology captures and upcycles these polluting waste emissions and discharges to produce renewable energy, organic fertilizers, and/or low carbon fertilizers for corn used in the production of clean fuels.

Many associated with the livestock industry, Bion’s leadership included, believe that within a few years, reducing CAFO impacts – especially ammonia/nutrient control – will be required or incentivized/ subsidized in the U.S., as it is now in the EU. Implementing a new regulatory framework in the livestock industry would create a very large business opportunity for Bion and others to provide ‘retrofit’ solutions to CAFOs to mitigate their environmental impacts. While it has been slow to develop, it was this expectation of regulation (or an incentive-driven, industry-wide transition to cleaner practices) that originally sparked Bion’s commitment to provide technology solutions to the problem. With the recent and growing attention to the environmental impacts from CAFOs, especially impacts related to human health, such as PM2.5 formation and groundwater nitrates, we believe that the demand for change in how CAFOs are regulated (or cleanup is otherwise incentivized) is accelerating and will provide us with a robust retrofit opportunity in the not-too-distant future.

The ARS has also demonstrated that it has applications in the industrial and municipal wastewater sectors, as described below, and we are currently evaluating those capabilities and economics and the business opportunities they present. During the second half of calendar 2023, the Company completed construction of our Ammonia Recovery System (ARS or Initial Project), our commercial scale demonstration facility located near Fair Oaks, Indiana. Through the end of 2023, and 2024 to date, Bion has executed a series of testing protocols designed to optimize the ARS’s performance, prepare for final design of a full-scale commercial system, and support the economic models for sustainable beef production. The ARS has exceeded expectations for performance related to both ammonia recovery and efficiencies.

Based on the expanded capabilities of the ARS, and resulting from our January 2024 patent, the Company’s focus now also includes standalone ‘bolt-on’ ammonia control solutions for industrial and municipal facilities that use anaerobic digestion (“AD”) to produce biogas. Unlike CAFOs that are regulated under a ‘nutrient management plan’, industrial and municipal facilities are ‘point sources’ under the Clean Air and Water Acts. Their emissions and discharges are strictly regulated by US EPA, and they are required to control nutrients in their waste stream discharge. With the January 2024 patent that extended our IP to include these sources, we believe additional (and potentially robust) opportunities exist (in addition to animal waste) for our ARS as a standalone ‘bolt-on’ ammonia control solution for those facilities that produce biogas from organic waste streams. We also believe that the standalone opportunity, especially if a retrofit of an existing biogas facility, could represent a much shorter project development timeline and path to revenues, compared to a new beef facility We intend to pursue this opportunity with a strategic partner with specific expertise and an operating footprint in the biogas/ renewable natural gas (RNG) and/or clean fuels spaces, including sustainable aviation fuel (SAF). We are evaluating several such potential partners at this time.

Bion believes these opportunities can create extraordinary value for our shareholders and employees (all of whom own securities in the Company) and both agriculture and clean fuels ‘partners’ who join us in our ventures and/or utilize our technology. We anticipate pursuing the opportunities created by our patented Ammonia Recovery System (ARS) and the third-generation technology (“Gen3Tech”) it supports, utilizing a joint venture/strategic partner model and/or through sales/licensing transactions. We believe our technology and our strategic partner model will improve the well-being of those enterprises utilizing our technology, create value for our shareholders, and improve the planet.

Change in Approach

Through the end of calendar 2022, Bion’s strategy to exploit the beef opportunity was focused on developing an initial sustainable beef project as ‘proof of concept’. At the beginning of 2023, under the guidance of our former CEO, Bion’s strategy shifted to executing multiple letters of intent and agreements for sustainable beef JV projects and moving forward with development of those projects in quick succession. During our 2023 fiscal year, Bion entered into three (3) letters of intent (“LOIs”): a) July 2022 letter of intent to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with the Ribbonwire Ranch (“Ribbonwire LOI”), in Dalhart, Texas (with a provision to expand to 60,000 head) (“Dalhart Project”), b) January 2023 letter of intent to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with the Olson Feeders and TD Angus (“Olson LOI”), near North Platte, Nebraska (with a provision to expand to 45,000 head or more) (“Olson Project”), c) April 2023 letter of intent to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with Dakota Valley Growers (“DVG LOI”) near Bathgate, North Dakota (“DVG Project”). Based on our experience, we believe it will not be difficult to secure participation in our Projects from additional feeders/cattlemen, especially once project financing and offtake agreements for both protein and co-products, are in place.

The pivot in strategy to a faster development timeline was based on several basic assumptions that proved incorrect (or, at least, premature): a) that there was a large, ready market for sustainable beef, waiting to be filled, b) that the beef industry status quo was eager for change and would be supportive of a transition to sustainable beef, and c) that the substantial investment that would be required to retool production at scale was readily available. It also relied on Bion establishing strategic partnerships and relationships related to i) clean fuels/ renewable energy, ii) fertilizer, iii) beef retail/food service distribution, iv) corporate and project finance, and v) others, that would allow us to ‘plug in’ feeders into an existing value chain that included distribution/ offtake agreements for protein and byproducts. Multiple factors have contributed to our inability (to date) to secure these relationships: covid-related delays and cost increases with our technology pilot; additional delays in the construction, optimization, and demonstration of the ARS technology at commercial scale at Fair Oaks that prevented us from proving the technology’s effectiveness; compounded by the extended illness and death of our former CEO and other management issues. These factors also made it increasingly difficult for us to raise capital.

Bion’s new leadership team has returned the company to its earlier approach, focusing on building a ‘flagship’ first project to prove concept feasibility and to provide a development and finance model for future projects. Leadership made this decision after determining that a) a large addressable market for sustainable beef does exist and consumers have demonstrated a ‘willingness to pay’ a premium for sustainable food products; however, since such products cannot be supplied today at scale, it is not a ‘ready’ market and will take time to develop), b) an entrenched industry is never eager for change and it will only occur through enlightened/ proven self-interest, and c) investment capital of the magnitude needed for large scale conversion to sustainable production will first require proof of concept.

Leadership believes for several reasons that the best opportunity for the Company to prove its sustainable beef concept at this time is with the Stovall Ranch JV in Montana. In June 2024, Bion formed a strategic relationship with Turk Stovall and Stovall Ranching Companies. Turk Stovall is a fifth-generation Montana cattleman, with an extensive graduate-level education in cattle husbandry and an MBA in agribusiness, and he is the largest custom cattle feeder in Montana. He also has broad experience and relationships with both the U.S. and Montana’s beef industry and important state leaders, resources, and agencies. Bion and Stovall have agreed to establish a JV, to be led by Mr. Stovall, with the goal of developing a 15,000-head sustainable beef project at Stovall’s Yellowstone Cattle Feeders (‘YCF’) location in Shepherd, Montana. We anticipate establishing the Stovall-Bion JV and creating related distribution agreements with key value chain partners during the current calendar year, with the intent to begin construction before the end of 2024.

Bion will focus almost exclusively on moving that project forward over the current year. Upon completion of the first facility at YCF, the JV intends to immediately begin development of a second set of barns and process equipment for additional capacity. Ultimately, the JV envisions bringing a robust cattle feeding industry to Montana, with additional feedyards in the eastern part of the state, which it currently lacks, along with sufficient corn production and packing/ slaughter capacity. We believe that our Gen3Tech platform and barns will mitigate the extreme weather that has limited outdoor cattle feeding in the northern states. Currently, Montana ships approximately 1.2 million feeder calves south to Colorado, Kansas, Nebraska and other Midwest states to be fed. Bion and Stovall Ranching Companies believe that indoor feeding, with its enhanced efficiencies, will support the development of infrastructure that will allow premium Eco-friendly beef to be produced wholly in Montana, from calving to packing. We also believe that the State of Montana, like many states in the northern Midwest, will support such development that will bring generational change and benefits to the state and its agricultural communities.

The Stovall-Bion JV (and future beef projects) will be developed to produce blockchain-verified, sustainable beef in customized covered barns (resulting in reduced stress on cattle caused by extreme weather, higher feed/weight gain efficiency, and shortened finishing times) with ongoing manure transfer (through slatted floors) to anaerobic digesters (AD) that harvest biogas/ renewable natural gas (RNG) for sale. After the digester, Bion’s ARS will capture and stabilize the ammonia, to recover its nutrient value that is now being lost, as well as to remediate the environmental/carbon impacts usually associated with cattle feedlots and CAFOs. Bion’s patented Gen3Tech platform will refine the waste stream into valuable coproducts that include clean water, RNG, and fertilizer products, both ‘Climate- and Water-Smart’ and/or organic. All steps and stages in the animal raising and waste treatment process will be third-party verified, providing the basis for additional revenues, including carbon and/or renewable energy-related credits and, eventually, payment for a range of ecosystem services, including potentially nutrient credits. The same verified data will be used to substantiate the claims of a USDA-certified sustainable brand that will support premium pricing for the meat/ animal protein products that are produced in Bion facilities.

Once Bion’s technology and production platform, business model, and consumer demand have been proven, it may create the opportunity for joint ventures between the Company and larger livestock/food/fertilizer industry participants. To accomplish Bion’s goals in this sector, we anticipate that we will ‘partner’ with other technology and service companies who provide solutions for different links of the beef (and other livestock) value chain and with strategic partners up and down the supply chain. We anticipate this will result in substantial long-term value for Bion. In the context of such JVs, we believe that the verifiable sustainable branding opportunities (conventional and organic) in meat will represent one of the larger enhanced revenue contributors provided by Bion to the JVs (and Bion licensees). The Company believes that a large portion of its business will be conducted through such JVs, but a material portion may involve licensing and or other approaches.

Renewable Energy/ Clean Fuels Strategic Partner

Bion is currently (and has been) in discussions with several companies related to strategic partnerships in renewable energy production – RNG and solar – and clean fuels, as well as reducing the carbon footprint of livestock production, especially beef. With today’s U.S, and global emphasis on decarbonizing energy and the food supply chain, the sectors have become closely intertwined, they are evolving quickly, and integrated solutions have become increasingly complex. While Bion has over 30 years of experience in capturing and recycling nutrients, the Company needs to build on its ability to fully understand the overlapping opportunities in the two spaces, and how to exploit them to their fullest potential. Bion is now evaluating both European and U.S. renewable energy developers, operators, and investors to determine the best fit for moving forward with AD/RNG development for its own beef project(s), animal waste treatment for others, both here and in the EU, as well as a development partner in industrial and municipal opportunities. After its IP was extended to industrial and municipal waste streams in January 2024, Bion announced its intention to establish strategic partnerships and to market the ARS as a standalone ’bolt-on’ ammonia control solution for anaerobic digestion (“AD”) of both animal manure waste (non-Bion livestock waste treatment facilities), as well as industrial and municipal wastewater, both in the U.S. and in Europe (See Standalone Opportunity below).

Bion is now focused primarily on: i) operation and final testing at the Initial Project, our commercial-scale ARS installation at Fair Oaks, IN, for support of final design, feasibility studies and/or engineering reports related to our initial JV Project (and further optimization of its operational parameters), ii) pre-development planning of the Montana Stovall-Bion JV beef project, including distribution agreements for beef and co-products, iii) identifying a biogas/ clean fuels partner(s) for both livestock and industrial projects, iv) developing applications and markets for its low carbon ‘Climate-Smart’ and organic fertilizer products (including life-cycle analysis (LCA) to determine Carbon Intensity (CI) Score for both liquid and solid products, and organic listings/certifications for multiple liquid products) and its sustainable (conventional and organic) animal protein products, v) discussions regarding initiation and development of agreements and joint ventures (“JVs” as discussed herein) based on the augmented capabilities of our Gen3Tech platform (in the sustainable beef and other livestock segments), (vi) exploring opportunities related to stand-alone ARS markets, and vii) ongoing R&D activities. Each of the initiatives/activities referenced above are subject to resolution of the financial constraints facing the Company that are described in multiple places in this document.

Technology Platform and Development

Bion has invested decades of work and substantial capital in the development of our technology and technology platform since 1989. The predecessors to Bion’s Gen3Tech platform, our patented first- and second-generation technologies (“1G and 2G Tech”), were proven at commercial scale. Over 30 of these systems were deployed at New York dairies, Florida food processing facilities and dairies, North Carolina hog farms, a Texas dairy and a Pennsylvania dairy. The 2G Tech was reviewed and qualified for federal loan guarantees under USDA’s Technical Assessment program. Bion’s 2G Tech dairy project (“Kreider 1” or “KF1”), located at Kreider Farms in Pennsylvania (“PA”) received the first verified /measurable nutrient reduction credits from a non-point source livestock facility in the U.S. and its nutrient reductions were verified by the Pennsylvania Department of Environmental Protection (“DEP”) during 2012. For more information on Bion’s 2G Tech, please see Bion’s Form 10-K, for the year ended June 30, 2023. (and prior years).

A key attribute of Bion’s 2G Tech, now our Gen3Tech, was that nutrient and other pollution reductions could be measured, providing a level of verification on par with a municipal wastewater treatment plant, which created the opportunity for the nutrient reductions to be used as “qualified offsets” to EPA-mandated requirements. However, while it was an engineering success, the 2G Tech failed financially because the platform was dependent on either regulation or revenues from an anticipated incentive program under the Chesapeake Bay Strategy, that did not materialize. By the mid-2010’s, it became apparent that neither of these options were imminent or even assured, so the Company initiated the steps to reimagine and redesign its technology. The Gen3Tech platform was developed to maximize value from resource recovery and co-products, by using AD to produce biogas and our ARS to produce fertilizer products. By verifying these processes to the consumer, we would achieve premium pricing from USDA PVP-certified ‘environmentally sustainable’ retail branding of the animal protein products it supports. Further, the third-generation platform provides enhanced nutrient control, compared to prior versions, and will also generate verified water quality trading credits (or some other form of payment for ecosystem services that we believe is inevitable for nutrient impaired watersheds).

The core technology that supports the Gen3Tech platform is Bion’s patented and proprietary Ammonia Recovery System (ARS), which utilizes existing commercial evaporation and distillation process equipment (with decades of reliability and service history) that is customized for Bion’s specific applications. The first patent on the ARS was filed in 2015, for an ammonia recovery process that produces ammonium bicarbonate (a commercial fertilizer) without external chemical additives, thereby providing the basis for organic certification. A Notice of Allowance from the US Patent and Trademark Office (“USPTO”) was received during August 2018 related to this patent application and the patent was subsequently issued. Since July 2017 Bion has filed for continuations of this patent to provide broadened protections and to cover improvements to the process developed in the interim. During August 2020 the Company received a ‘Notice of Allowance’ for our third patent related to our Gen3Tech and additional related applications are pending and/or planned (See “Patents”). In January 2024, the ARS claims were extended to industrial and municipal wastewater streams, in addition to the animal manure waste streams, previously covered.

Ammonia Recovery System

The patented ARS is the core of Bion’s Gen3Tech platform. It recovers and upcycles more than 90 percent of the volatile ammonia that is available in the livestock manure (or other organic) waste stream effluent after biogas/methane is produced through anaerobic digestion (AD). The technology has applications in various industrial organic waste streams, including food processing, slaughter/packing plants, and municipal facilities that utilize AD to produce biogas. The ARS utilizes the CO2 that is also in the organic waste stream to stabilize the ammonia, forming ammonium carbonate/bicarbonate in either a liquid or solid form. Ammonium bicarbonate has a long history of use as a water-soluble nitrogen fertilizer, that was commonly used before the advent of low-cost synthetic fertilizers, such as urea.

Ammonia nitrogen enters the environment through volatilization (evaporation) from the AD effluent, before and after it is applied to croplands as fertilizer, or it enters the water supply directly in runoff from fields where it has been spread. Approximately 80 percent of the ammonia in livestock manure is lost in this manner. Once the ammonia has escaped to the environment, it is highly mobile, water soluble, and difficult to recapture and treat (it is the primary cost-driver in municipal wastewater treatment). Airborne ammonia can contribute to the formation of PM2.5, small inhalable particulate matter that causes respiratory distress and is regulated under the Clean Air Act. In runoff, ammonia in the form of nitrate contaminates groundwater and fuels algae blooms in coastal waters that are becoming increasingly toxic. Ammonia nitrogen is the primary driver of nutrient runoff that US EPA calls the most expensive and difficult to treat water quality problem in the U.S. today. Capturing and stabilizing the ammonia both minimizes its environmental impacts and allows us to produce our low-carbon and/or organic ‘pure’ nitrogen fertilizer products that can be transported to where they are needed and applied when they are needed.

Operating results at the Initial Project demonstrate ARS performance exceeds initial expectations for ammonia recovery and related economics. The Company has achieved multiple key technical objectives in the optimization of the ARS, which will support the final design process for full-scale systems, based on results to date and testing anticipated to be completed by the end of September 2024. The ARS has achieved and maintained controlled operations under a variety of conditions, producing both liquid and crystal ammonium carbonate/bicarbonate, Bion’s commercial nitrogen fertilizer products. Bion has largely optimized the ARS’s operating parameters and has demonstrated that it meets and/or exceeds the results needed for Bion’s economic models for large-scale commercial projects. The Company expects final optimization to continue through the end of September 2024 and provide the data required to support final design/engineering for commercial project modules.

Bion received an OMRI (Organic Materials Review Institute) Listing on its first commercial nitrogen fertilizer product, a 10-0-0 ammonium bicarbonate solution, in August 2024, which provides assurance to organic growers and their certifiers that the fertilizer can be used in organic production. Fertilizers that can be used in organic production command substantially higher prices than synthetic (chemically-produced) commercial fertilizers, such as urea. Bion will initially focus on several markets for its OMRI Listed fertilizers, including production of high-value specialty crop fruits & vegetables, organic corn side dressing, and hydroponic and greenhouse applications. Bion also expects demand in regions where nitrogen inputs are required to maximize the benefits of cover crops that store carbon and improve soil and microbial health. Further, Bion is also evaluating opportunities in regenerative practices that include fertilized pastures to graze cattle. At this time, Bion intends to continue producing liquid and crystal fertilizer products at the Initial Project to support testing and life-cycle analysis, product trials, and ongoing organic and low-carbon fertilizer initiatives. Bion has produced and will continue to produce a solid/granular nitrogen fertilizer product at the Initial Project which we believe will be both ‘Climate-Smart’ and ‘Water-Smart’ – a pure nitrogen fertilizer with a low carbon footprint, that is water soluble and readily available to plants.

Final economic and energy efficiency models will be validated during the final design process. The Company intends to engage Hebeler Process Solutions/ Buflovak, our technology development-engineering firm, during the upcoming quarter to prepare an evaluation and report of the ARS and its economics, while also moving forward on final commercial design for the Stovall JV project. Bion anticipates it will also engage a nationally-recognized and unrelated engineering firm to produce a third-party engineering report, describing the processes and economics of its Ammonia Recovery System, which is a requirement for USDA loan guarantees. We believe this data will also provide potential stakeholders, including a) cattle producers and feeders, packers, distributors, retailers in the agricultural segment, b) biogas and clean fuels developers and producers, c) operators of industrial and/or municipal facilities utilizing ADs and d) financial institutions with the information they need to proceed with confidence in collaborating with Bion on projects. Each of the initiatives/activities referenced above are subject to resolution of the financial constraints facing the Company that are described in multiple places in this document.

Gen3Tech Platform

Our Gen3Tech platform provides comprehensive waste treatment and resource recovery that is unmatched in the industry today. The platform consists of manure handling and conditioning, anaerobic digestion (AD) and biogas upgrading, coupled with our Ammonia Recovery System (ARS) and fertilizer processing, handling and storage. The Gen3Tech platform is the basis for a JV business model with four primary distinct revenue streams: 1) pipeline quality renewable natural gas and related carbon and other environmental credits, 2) premium fertilizer product and related credits s: organic and ‘low-carbon’, 3) premium pricing/revenues for USDA PVP-certified (or otherwise verified) ‘Environmentally Sustainable’ or ‘Eco-friendly’ branded meat at the retail level, and potentially 4) nutrient reduction credits in certain watersheds. Carbon and nutrient credit revenues will be supported by third-party verification of the waste treatment processes with relatively limited incremental cost to Bion. The same verified data will also provide the backbone for the USDA PVP-certified sustainable brand, with limited incremental cost.

1)	Renewable energy and renewable energy- and carbon-related credits:

Bion’s Gen3Tech platform utilizes anaerobic digestion (“AD”), customized to maximize both recovery of biogas (methane) and ammonia nitrogen from the waste stream. At sufficient scale, methane produced from AD can be cost-effectively conditioned/cleaned, compressed and injected into a pipeline or used onsite, depending on project needs and economics. The US Renewable Fuel Standard (“RFS”) program and state programs, like the LCFS in California and elsewhere, provide ongoing renewable energy credits for the production of biogas and its subsequent use as a renewable fuel. The CO2 recovered in the gas cleaning process will be recycled for use in the production of organic fertilizer products along with the ammonia-rich digestate, instead of venting it to atmosphere. Gen3Tech facilities will also generate photovoltaic (solar) electricity from modules placed on the roofs of the barns (approximately 12 acres of rooftop per 15,000 head of cattle module) to supply onsite needs and/or export to the grid, depending on project requirements. Additional renewable energy-related credit programs are being developed that Bion believes will impact these revenues, including a Carbon Intensity (CI) score that measures the amount of carbon produced per unit of energy produced.

2)

Fertilizers: Organic and ‘Low Carbon’:   The Company has focused a large portion of its activities on developing, testing, and demonstrating the 3rd generation of its technology and technology platform, with emphasis on increasing the efficiency of production of valuable co-products from the waste treatment process, including ammonia nitrogen in the form of low carbon and/or organically certified soluble nitrogen fertilizer products. The ammonium bicarbonate products (liquid and solid) produced by Bion’s Gen3Tech platform require the use of no outside compounds or chemicals and will enjoy a dramatically lower carbon footprint than synthetic nitrogen fertilizers.

Much of the reactive nitrogen captured and upcycled into our fertilizer products was going to be lost through volatilization and runoff, and that loss would generally need to be offset with a synthetic nitrogen fertilizer, such as anhydrous ammonia or urea. These synthetic nitrogen products are produced through the Haber-Bosch (and other) synthetic processes, which converts hydrogen and atmospheric nitrogen to ammonia in the form of urea, with methane from fossil fuels as the energy source. It is an extremely energy-intensive process with a very large carbon footprint that accounts for much of agriculture’s overall carbon footprint. To the extent that Bion can capture and repurpose the nitrogen traditionally lost from livestock waste, that carbon cost will no longer need to be paid by the environment/climate.

The Company’s low concentration ammonium bicarbonate liquid product successfully completed its Organic Materials Review Institute (“OMRI”) application and review process with listing approval during May 2020. In March 2024, Bion applied for an OMRI (Organic Materials Review Institute) Listing on its first commercial nitrogen fertilizer product, a 10-0-0 ammonium bicarbonate solution. Bion was granted the Listing in August, which provides assurance to organic growers and their certifiers that the fertilizer can be used in organic production. Ammonium bicarbonate, manufactured using thermal and mechanical processes, has a long history of use as a fertilizer. Fertilizers that can be used in organic production command substantially higher prices than synthetic (chemically-produced) commercial fertilizers, such as urea. Based on preliminary market surveys to date, we believe that existing competing organic fertilizer products are being sold presently at price points significantly greater than Bion’s projected cost and projected pricing. Bion will initially focus on several markets for its OMRI Listed fertilizers, including production of high-value specialty crop fruits & vegetables, organic corn side dressing, and hydroponic and greenhouse applications. Bion also expects demand in regions where nitrogen inputs are required to maximize the benefits of cover crops that store carbon and improve soil and microbial health. Further, Bion is also evaluating opportunities in regenerative practices that include fertilized pastures to graze cattle. We also believe that livestock products from animals raised with feed grains grown using Bion’s organic ammonium bicarbonate fertilizer products (and that otherwise qualify) will receive organic approvals.

In addition to liquid ammonium nitrogen fertilizer, Bion’s ARS is capable of recovering nitrogen in the form of solid ammonium bicarbonate products containing up to 18%-22% (or higher) nitrogen in a crystalline form that is easily transported (while producing liquids with various percentages of ammonium bicarbonate nitrogen during interim stages of the process). This solid product is water soluble and provides a readily available nitrogen source for crops. It will contain virtually none of the other salt, iron and mineral constituents of the livestock waste stream that often accompany other organic fertilizers. This product is being developed to fertilizer industry standards so that it can be precision-applied to crops using existing equipment.

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

Irrespective of an organic certification, Bion believes that its crystalline ammonium bicarbonate will have use in another, potentially large, fertilizer market: production of corn grown for ethanol that is then upgraded to sustainable aviation fuel (SAF). The Company is exploring the market potential for its fertilizer (in liquid and/or solid forms) as a verifiably low carbon/ ‘Climate Smart’ product (potentially a much larger market than the organic market) with focus on producing corn used for biofuels. The carbon footprint (Carbon Intensity) of clean fuels (and therefore the tax credits available for their use) is determined by a ‘life cycle analysis’ (LCA) that considers all the energy inputs to the fuel and its production processes, compared to a fossil-fuels baseline. In the case of corn ethanol that can be upgraded to SAF, one of the largest inputs is the fertilizer used to grow the corn. The baseline for that fertilizer is urea. We believe Bion’s ability to substantially reduce the carbon footprint of the fertilizer, and therefore that of the entire chain, will create significant value for our partners and customers.

This will require working with industry and academic entities to develop appropriate metrics and produce an independent ‘life cycle assessment’ (LCA) for Bion’s ammonium nitrogen fertilizer product, which can be compared to conventional nitrogen fertilizer products, like urea. Because Bion’s ARS recovers both nitrogen and CO2 from the waste stream (including using CO2 usually vented to the atmosphere as a stabilizing agent), it creates added carbon offsets compared to natural gas utilized as feedstock in chemical ammonia production, which reduction will be reflected in the LCA. This LCA will assess environmental impacts associated with fertilizer production in support of the beef cattle supply chain for both the existing conventional approach (primarily fossil fuel-based Haber-Bosch production methods) and the largely decarbonized Bion production approach. We believe a series of coincident, yet significant LCA benefits accrue from Bion’s patented fertilizer production approach that will lead to a very low carbon footprint. Further, Bion believes that current evaluations of the carbon impact from feedlot operations materially underestimate the negative impacts because existing models do not properly include significant ‘downstream’ carbon impacts of required energy intensive wastewater treatment for re-deposited ammonia nitrogen. The Company believes there is a significant ‘Climate Smart’ opportunity for our fertilizer products, such an LCA can be completed (based in part on data from the Initial Project) and support marketing efforts well prior to operational dates for the Company’s initial large-scale JV Gen3Tech projects. Bion has conducted a preliminary LCA – while it is not considered ‘independent’, it used the internationally-accepted GREET model – and it demonstrates our ammonium bicarbonate has a dramatically lower carbon footprint compared to the urea baseline.

3)	Sustainable Brand Premium:

Consumers have demonstrated a willingness to pay a premium for safe and sustainable food choices. Based on Bion’s recognition of the potential opportunities created by such willingness, beginning in 2015, Bion worked with the USDA’s Process Verified Program (“PVP”) – the ‘gold standard’ in food verification and branding – to establish a USDA PVP-certified sustainable brand. Bion received conditional approval from the PVP related to its Kreider 1 project (utilizing 2G Tech). It is our intention to submit an application for the Gen3Tech platform when the initial Gen3Tech Project is operational and seek an approval for certification based on third-party-verified reductions in nutrient impacts, greenhouse gases and pathogens in the waste stream (and other attributes), based on our Gen3Tech platform. PVP certification incorporated as part of a recognizable brand (together with point-of-sale information) will provide consumers with products and brands that can be trusted. Bion believes that such a brand and livestock product line will command a pricing premium for Bion’s livestock JVs and their customers.

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

4)	Water Quality Trading/ Nutrient Credits:

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

Bion believes that nutrient reduction (and other similar) credits and/or other methods of monetizing environmental benefits from the capture and re-purposing of the nutrients (largely nitrogen and phosphorus) from the livestock waste stream, will become available in multiple states over the next several years. The passage in the Pennsylvania (“PA”) Senate of key legislation – SB 575 – in June 2019 that would have established a competitively-bid market for nutrient credits in PA, is indicative of the trends. Despite the fact that the bill was not considered in the House, due to the Covid-19 pandemic (a re-introduced bill will have to be considered again in the current and/or future sessions, Bion anticipates that after passage of a similar bill in the future, PA will establish a competitively-bid market for nutrient credits within twelve months after legislative passage and being signed into law by the Governor. See “Policy Change is Coming” and “Kreider Poultry Joint Venture and Pennsylvania and Chesapeake Bay Initiatives” below for discussion of the history and status of matters in PA. Political pressures, coupled with resistance from the entrenched interests of the cleanwater ‘status quo’, make it impossible to reasonably project a timetable for adoption of the policy changes needed to establish a nutrient trading program (or similar program that would allow agriculture to monetize low-cost nutrient reductions).

Initial Project

The Initial Project is our commercial-scale Ammonia Recovery System designed to demonstrate and optimize our core technology in preparation for development of a full-scale commercial project. During September 2021, Bion entered into a lease for the development site of the Initial Project, located on approximately four (4) acres of leased land near Fair Oaks, Indiana, and a related agreement regarding disposal of manure effluent with the Curtis Creek Dairy unit of Fair Oaks Farms (“FOF”). Design and pre-development work commenced during August 2021 and construction was largely completed in September 2023, several months behind schedule. The facility utilizes effluent from the anaerobic digesters that process the waste from the dairy. The ARS demonstration facility has exceeded expectations for both treatment performance and economic efficiencies.

The project was not developed at economic commercial scale or with an expectation of profitability due to its limited scale. The facility is large enough to demonstrate engineering capabilities of Bion’s ARS at commercial scale, but small enough that it could be constructed and commissioned relatively quickly. It was designed so that successful installation, commissioning, and operations could demonstrate scalability, determine operating parameters at scale, and provide ongoing production and engineering capabilities, all being critical steps that must be accomplished before developing large projects with JV partners. The Initial Project produced a 10-0-0 commercial nitrogen liquid fertilizer that received an OMRI Listing as described above.

Originally, construction and onsite assembly operations were targeted to commence sometime late in 2022, however, supply chain backlogs (many pandemic associated) delayed delivery dates for core modules of the Bion system to the site until during January 2023. Construction has been substantially completed related to Phase 1 of the Initial Project, shakedown and optimization completed, and the operation is now focused on final optimization of operation parameters for final design of full-scale systems. See Note 3 “Property and Equipment” and Note 11 “Subsequent Events” (for activities since the start of the first quarter of the 2024 fiscal year).

Upon completing the primary goals of phase 1 of the Initial Project (only final optimization and design remain), the Company will determine whether to continue to operate the Initial Project at that location or relocate the core modules to an alternative permanent location. The Company has engaged in discussion with the University of Nebraska-Lincoln to jointly develop an integrated beef facility based on Bion’s Gen3Tech and business model at its Klosterman Feedyard Innovation Center (“KFIC”) (or other mutually agreed upon location) which facility would include innovative barns, an anaerobic digester and a Bion ARS system to conduct ongoing research and development related thereto and the KFIC is a possible site for the long-term re-location of the core modules. This venture, if it moves forward, is anticipated to include joint preparation of applications for grants and other funding from the USDA (‘climate smart’ program, rural development, etc.) and other sources. The Company will also evaluate re-locating the core module of the Initial Project to Dalhart, Texas, where it might be integrated into the first phases of the Dalhart Project and/or to other locations.

Business Opportunities

Bion’s core ARS technology and the Gen3Tech platform and business model it supports, create three distinct, but related, opportunities for Bion and its strategic partners to exploit: 1) the transition to sustainable and sustainable-organic beef, 2) standalone ammonia control for biogas production, and 3) retrofit of existing CAFOs to mitigate environmental impacts. Bion leadership believes the sustainable beef opportunity is unique at this time, as we are not aware of any other comprehensive system or process that offers treatment for or recovery of ammonia from beef waste. We are still evaluating the ARS’s capabilities in the industrial and municipal sectors; however, early indications are that there will be a ‘sweet spot’ (a combination of source, concentration, and solids content) where the ARS can provide cost-effective solutions, especially livestock packing/ slaughter waste, which waste stream is quite similar to manure waste. While the retrofit opportunity will require policy change, when cleanup of the $175B livestock industry is mandated, it represents an opportunity for Bion and others that is very large.

Sustainable Beef

Bion’s efforts are primarily focused on exploiting our sustainable beef opportunity through the Stovall-Bion JV. We believe that the beef industry represents the ‘best use’ of Bion’s system capabilities and attributes, and its strategic partner model, The beef industry today faces a wide range of challenges, from a fragmented commodity-producing industry with narrow margins to antiquated and inefficient production practices that start with outdoor feedyards. Beef production and consumption is a primary target of the global ‘anti-meat’ messaging campaign from consumer, investor, and environmental advocacy groups (and the industry’s competitors in the alternative plant-based and cellular protein spaces). Bion intends to produce truly sustainable beef, certified by USDA, with dramatic, third-party verified reductions in the negative environmental effects by mitigating nutrient, greenhouse gas, and other environmental impacts. To accomplish Bion’s goal, we will partner with producers and other technology companies who provide solutions for different links of the beef value chain. Our joint venture/strategic partner-focused business model is designed to deliver a premium sustainable product to the consumer and increased profitability up and down the supply chain.

At present, there is essentially no traceable and verifiable ‘sustainable beef’ available to the US market, except for niche products. In response to consumer demand for transparency and sustainability, Bion expects the meat industry in general, and beef specifically, to evolve towards using new technologies to deliver these attributes. While we anticipate a faster adoption of tracking, verification and sustainability technologies in other perishable food categories, like produce and dairy due to their shorter product cycles (and related harvest and production techniques), meat industry leaders have also announced their willingness to move forward with initiatives in this area. Many companies have announced ‘sustainability’ initiatives, but most appear to consist largely of ‘greenwashing’ marketing commitments rather than substantive undertakings at this date. Note, however, that Tyson’s Brazen beef initiative (which was announced during March 2023) may develop into a substantive competitive factor in the sustainable beef marketplace, although the meaningfulness of its claims is now being challenged too.

Bion believes that substantial unmet demand currently exists – potentially very large – for ‘real’ meat/dairy/egg products that offer the verifiable/believable sustainability consumers seek, but with the taste and texture they have come to expect from American beef and pork, dairy and poultry. Numerous studies demonstrate the U.S. consumers’ preferences for sustainability and their ‘willingness to pay’ (WTP) for it. Bion’s goal is to be first (or at least early) to market with meaningful and verified sustainable beef products that can be produced at sufficient scale to service national market demand at an affordable price. The cattle produced at Bion facilities will have a substantially lower carbon footprint, dramatically reduced nutrient impacts to water and air, and an almost total pathogen kill in the waste stream. Further, the economics of producing these cattle (including the cost of the facility/technology upgrade) will be greatly enhanced by the revenue realized from the recovery of valuable resources, including renewable energy, high-value fertilizer products, and clean water.

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

This overall business model unites several interrelated businesses driven by Bion’s technology and augments and aggregates multiple revenue streams as described below. See “Technology and Technology Platform” above for descriptions of the 4 major categories of products/revenue streams which Bion anticipates from its Gen3Tech beef facilities: a) premium ‘sustainable branded’ beef, b) renewable energy and energy/environmental/carbon-related credits, c) fertilizer products (organic and/or low carbon) and, potentially d) nutrient credits.

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

Recently there have been efforts to establish sustainable brands (including USDA PVP certification) for a number of small-scale livestock producers (largely in the grass-fed beef category). To date, the reach and extent of such efforts is limited, and it is difficult to determine their effectiveness. Additionally, there have been public announcements of initiatives related to beef sustainability (largely focused on the ‘cow-calf’ segment of the livestock chain) in procurement by major beef processing companies, but a closer look finds that most consist largely of ‘green washing’ public proclamations in the wake of environmental and social criticism that re-package prior initiatives and lack any significant new substance.

At present, there is essentially no traceable and verifiable ‘sustainable beef’ available to the US market except for niche products. In response to consumer demand for transparency and sustainability, Bion expects the meat industry in general, and beef specifically, to evolve towards using new technologies to deliver these attributes in their products. While we anticipate a faster adoption of tracking, verification and sustainability technologies in other perishable food categories like produce and dairy due to their shorter product cycles (and related harvest and production techniques), meat industry leaders have also announced their willingness to move forward with initiatives in this area. Many companies have announced meaningful ‘sustainability’ initiatives, but most appear to consist largely of ‘greenwashing’ marketing commitments rather than substantive undertakings at this date.

Some portion of sustainable beef will likely be organic (see below).

Sustainable Organic Beef

Bion believes it has a unique opportunity to produce, at scale, affordable corn-fed organic beef that is also certified as sustainable. In addition to the sustainable practices described above, organic-sourced beef cows would be finished on organic corn, which would be produced using the ammonia nitrogen fertilizer captured by the Gen3Tech platform and ARS. Bion believes its meat products will meet consumer demands with respect to sustainability and safety (organic) and also provide the tenderness and taste American consumers have come to expect from premium conventional American beef that has been missing in current organic beef products. Such products are largely unavailable in the market today. We believe Bion’s unique ability to produce the fertilizer needed to grow a supply of relatively low-cost organic corn, and the resulting opportunity to produce organic beef, will differentiate us from potential competitors.

Today, organic beef demand is limited and mostly supplied with grass-fed cattle. While organic ground/ chopped meat has enjoyed success in U.S. markets, grass-fed steaks have seen limited acceptance, mostly resulting from consumer issues with taste and texture. In other words, it’s tough. Regardless, such steaks sell for a significant premium over conventional beef. A grain-finished organic beef product is largely unavailable in the marketplace today due to the higher costs of producing organic corn and grain. The exception is offerings that are very expensive from small ‘boutique’ beef producers. Like all plants, corn requires nitrogen to grow. Corn is especially sensitive to a late-season application of readily available nitrogen – the key to maximizing yields. With non-organic field corn, this nitrogen is supplied by an application of a low-cost synthetic fertilizer, such as urea or anhydrous ammonia. However, the cost for suitable nitrogen fertilizer that can be applied late-season in organic corn production is so high that the late-season application becomes uneconomical, resulting in substantially lower yields – a widely recognized phenomena known as the ‘yield gap’ in organic production. The yield gap results in higher costs for organic corn that, in turn, make it uneconomical to feed that corn to livestock. As is the case for sustainable but not organic beef, Bion believes there is a potentially large unmet demand for affordable beef products that are both sustainable AND organic, but with the taste and texture consumers have come to expect from American beef. Bion’s ability to produce the low-cost nitrogen fertilizer that can close the organic yield (and affordability) gap puts the Company in a unique, if not exclusive, position to participate in JV’s that will benefit from this opportunity starting next year.

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

Standalone Opportunity

Based on results with our ARS at the Fair Oaks facility, and after our IP was extended to industrial and municipal waste streams in January 2024, we announced our intention to establish strategic partnerships in the biogas/RNG sector and to market the ARS as a standalone ’bolt-on’ ammonia control solution for anaerobic digestion (“AD”) of both animal manure waste (non-Bion livestock waste treatment facilities), as well as industrial and municipal wastewater, both in the U.S. and in Europe:

A)

INDUSTRIAL AND MUNICIPAL WASTEWATER represents our best opportunity in the US, because these types of facilities are already regulated by point source water discharge standards. AD is now used at 1,269 water resource recovery facilities in the U.S., with another 102 stand-alone systems that digest food waste. The American Biogas Council estimates that there are an additional 8,600 sites with development potential. Germany, by comparison, has almost 10,000 operating AD sites, indicating the potential for substantial growth in biogas production here in the U.S.

In an industrial or muni application, ammonia control is an anticipated cost – Bion anticipates it would be paid a tolling fee to remove the ammonia nitrogen from the discharge stream. As a service provider, Bion will need to be the ‘low-cost solution’ compared to other ammonia removal technologies, although higher treatment costs could be mitigated by byproduct values as described below. This is a new application of our technology, in a sector that is evolving quickly with the increasing focus in the U.S. on biogas production from organic waste. With our expertise and experience limited to animal waste, it is critical that we identify a strategic partner in this space as soon as possible.

Bion’s technical and economic advantage in this space is our ammonium bicarbonate fertilizer. Technology competitors, such as ammonia stripping, may not produce a salable product at the end of their treatment process (stripping mostly releases nitrogen gas to the atmosphere). In the organic fertilizer markets, our competitors are also able to capture ammonia, but not stabilize it inexpensively, leading to higher production costs than we anticipate. In the low-carbon fertilizer space, our low net cost due to the tolling fee may offset the lower production costs we anticipate for large scale green ammonia projects we might compete with. As a result of this ‘double dip’ (being paid both to remove the ammonia, then to sell it as a fertilizer), we think this space should be a good fit for Bion.

We believe meat and poultry slaughter/processing plants may be the best fit for our technology. Their wastewater streams are concentrated, relatively consistent, and have similar characteristics to the animal waste stream our technology was developed to treat. Further, the industry is now being targeted for increased EPA regulation. It is generally accepted that the top 10 percent of facilities (by capacity) will be subject to more stringent discharge standards. This is expected to require additional treatment at the largest facilities, which could enhance the retrofit opportunity in this space.

Municipal wastewater treatment is much more complex, owing to the wide variety of components/ contaminants in the waste stream, including PFAS (dissolved from plastics), siloxane (chemical material from makeup and other personal products), pharmaceuticals, etc. Bion would need to conduct extensive pilots and trials prior to entering the municipal space. Again, a strategic engineering partner with municipal experience will be critical to success in this space.

B)

ANIMAL WASTE. According to the American Biogas Council here are 473 animal waste digesters operating in the U.S. today, most on dairy operations. The American Biogas Council and USDA’s AgSTAR program estimate more than 8,000 additional sites with development potential. Bion’s ARS was designed specifically for this purpose: control ammonia from livestock waste and produce the highest value byproducts with it.

In the U.S., post-AD animal waste digestate is treated like raw animal manure and can be land-applied under a nutrient management plan. Absent a regulatory driver, there is no tolling fee opportunity in the U.S., yet. While animal waste AD is not required to comply with point source discharge permits, in certain areas like California, nutrient management budgets are stretched, and it is becoming increasingly difficult to find enough land to apply the digestate. Identifying those areas will be the key to success in this market.

We expect regulatory drivers to develop in the U.S. on a regional basis initially, based on groundwater contamination and PM2.5 levels (see earlier discussion). The new PM2.5 regulations are just being published, so it will be some months before we have clarity on exactly what the new non-attainment areas are. The CA central valley is one of the first places where PM2.5 levels could drive ammonia regulations and create that regulatory driver. More than a dozen states have severe groundwater concerns, mostly related to agriculture. While behind the PM2.5 issue, groundwater is now viewed as a health issue and is gaining quickly. Recent trends in Michigan and California indicate they may soon begin to regulate animal waste digestate in the same manner as any other industrial source, subject to groundwater permitting requirements.

The European Union is ripe for nutrient control of post-AD animal manure waste, due to an existing focus on ammonia and nitrogen, and strong subsidy market drivers that essentially serve the same purpose as regulation. Bion has already been named as the ammonia control technology provider for a regional dairy waste AD project in Ireland that is awaiting federal funding. Bion believes its proven technology and value-added fertilizers will give it a significant competitive advantage in the EU markets.

CAFO Retrofit Opportunity

As one of the largest contributors to some of the greatest air and water quality problems in America, it is clear that livestock waste cleanup represents one of the greatest opportunities to achieve wholesale and meaningful improvements in U.S. air and water quality and to dramatically reduce the negative environmental impacts from the food supply chain. Bion’s Gen3Tech platform can largely eliminate the environmental impacts of CAFOs. Bion’s technology, coupled with its unique business model, enables the cleanup of the ‘dirtiest’ parts of the food supply chain: animal protein production and generates value to help offset the costs of that cleanup. Cleaning up the livestock supply chain will be expensive and will require subsidies. Bion’s management believes that CAFO cleanup, driven by either regulation or incentive, is inevitable and that our technology, which was ‘purpose built’ for this challenge, will play an important role in that cleanup.

The livestock industry and its markets are already changing. With our commercial-ready technology and business model, Bion believes it has a ‘first-mover advantage’ over others that will seek to exploit the opportunities that will arise from the industry’s inevitable transformation. Bion anticipates moving forward with the development of its initial commercial installation utilizing its Gen3Tech with the Stovall-Bion JV, during the current 2024 calendar year. We believe that the success of this project will demonstrate that CAFO cleanup can be achieved and can provide a pathway to true economic and environmental sustainability, with ‘win-win’ benefits for the livestock industry, the environment, and the consumer. Bion intends to pursue this opportunity for CAFO cleanup and advocate for its implementation on a broad scale.

The Livestock CAFO Problem

The livestock CAFO industry is under tremendous pressure from regulatory agencies, a wide range of advocacy groups, institutional investors and the industry’s own consumers, to adopt sustainable practices. Environmental cleanup is inevitable and has already begun - and policies have already begun to change, as well. Bion’s Gen3Tech was developed for implementation on large scale livestock production facilities, where scale drives both lower treatment costs and efficient co-products production, as well as dramatic environmental improvements. We believe that scale, coupled with Bion’s verifiable treatment technology platform, will create a transformational opportunity to integrate clean production practices at (or close to) the point of production—the primary source of the industry’s environmental impacts. Bion intends to assist the forward-looking segment of the livestock industry to bring animal protein production in line with 21st Century consumer demands for meaningful sustainability.

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

Policy Change is Coming

Bion believes that policy change is coming; we continue to work with an array of stakeholders, including national representatives of the livestock industry, to support establishing new market driven strategies to allow the private sector, including the livestock industry, to provide low-cost large-scale verifiable solutions to our Nation’s clean water challenges. There are many states that face similar (or worse) to Pennsylvania’s livestock waste-related pollution issues, and they will be forced to adopt new strategies, as well. In the face of a growing problem that will only be exacerbated by climate change, it will be necessary to go beyond status quo solutions or risk losing the ecosystems that comprise many of our watersheds and estuaries.

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

Chesapeake Bay Watershed: Pennsylvania Initiatives

The urgency to clean up nutrient (primarily nitrogen and phosphorus) pollution to the Chesapeake Bay was clearly demonstrated with President Obama's 2009 Executive Order concerning clean-up of the Chesapeake Bay and the EPA’s publication and issuance during December 2010 of the Chesapeake Bay Total Maximum Daily Load (TMDL) standard (http://www.epa.gov/reg3wapd/tmdl/ChesapeakeBay/tmdlexec.html) for nutrient pollution in Chesapeake Bay tributaries. In May 2010, the EPA published their overall strategy for remediating the Chesapeake Bay, and they have committed to reducing nitrogen and phosphorus flows to the Bay sufficiently to enable 60% of the Bay watershed segments to meet water quality standards by 2025.  At that time, 89 of the 92 Bay and tidal watershed segments were not in compliance with water quality standards (97% were out of compliance).  EPA documents defined the overall mission as requiring an approximately 65-million-pound annual reduction from existing nitrogen (N) loading to the Chesapeake Bay by 2025, of which 35 million pounds was allocated to Pennsylvania. Importantly, the 3-year compliance milestones were established as a part of the compliance program to add both short- and long-term accountability to state actions associated with reduced nutrient and sediment flows to the Chesapeake Bay. According to the EPA’s Interim Evaluation of Pennsylvania’s Milestone Progress published in June 2015, PA was 14.6 million pounds behind its 2014-2015 milestone commitments for nitrogen, a remarkably large deficit given the previously stated 2-million-pound deficit from the 2012-2013 water year.  EPA has placed PA’s agriculture and urban/suburban sectors under a “Backstop Actions Level”, the highest level of EPA oversight.  EPA has also stated that if load reductions remain off track, EPA may consider seeking additional (and expensive) pollutant reductions from the wastewater sector.

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

Pennsylvania, Kreider Farms, and Nutrient Credits

Bion’s activities in Pennsylvania (“PA”) commenced with the Kreider 1 2G Tech dairy system in the Chesapeake Bay watershed in 2008. This retrofit installation was designed and intended primarily to reduce nitrogen and phosphorus releases and ammonia emissions from the dairy waste streams to generate tradable nutrient reduction credits as part of a nutrient credit trading program through the PA Department of Environmental Protection (‘PADEP’). While this project was not a commercial success (due to PA’s failure to implement a viable long-term credit trading market), it demonstrated that Bion’s manure treatment technology can generate low-cost verified credits and provided the basis of a 2013 PA Legislative Budget and Finance Committee report (updated in 2018) that supports the use of manure technologies to provide low-cost alternatives to meet Bay mandates.

The original Kreider agreements also provided for Bion to develop a waste treatment/renewable energy production facility to treat the waste from Kreider's approximately 6+ million chickens (planned to expand to approximately 9-10 million) (and potentially other poultry operations and/or other waste streams)('Kreider Renewable Energy Facility' or ' Kreider 2 Project'). On May 5, 2016, the Company executed a stand-alone joint venture agreement (‘JVA’) with Kreider Farms covering all matters related to development and operation of a system to treat the waste streams from Kreider's poultry facilities in Bion PA2 LLC ("PA2"). Bion anticipates that it will execute an updated JVA with Kreider Farms during the current fiscal year which will include utilization of Bion’s Gen3Tech and other matters. The Company continues its pre-development work related to the details of the Kreider 2 Project. For more information regarding the history and background of the Kreider 2 Project, please review our Forms 10-K for the years from 2008 through 2021.

The Company believes that Pennsylvania is potentially ‘ground zero’ in the long-standing clean water battle between agriculture and the further regulation of agriculture relative to nutrient impacts. The ability of Bion and other technology providers to achieve verified reductions from agricultural non-point sources can resolve the current stalemate and enable implementation of constructive solutions that benefit all stakeholders, providing a mechanism that ensures that taxpayer funds will be used to achieve the most beneficial result at the lowest cost, regardless of source. All sources, point and non-point, rural and urban, will be able to compete for taxpayer-funded nitrogen reductions in a fair and transparent process; and since payment from the tax and rate payers would now be performance-based, these providers will be held financially accountable.

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

Kreider Poultry Joint Venture, Pennsylvania and Chesapeake Bay Initiatives

It is possible that the Kreider 2 poultry waste treatment Project, which was in its early development and pre-permitting phase but is now ‘on hold’, will become one of our large-scale JV Projects if a workable market for nutrient reduction credits develops in PA, of which there is no assurance. If constructed, the Kreider 2 Project will utilize our Gen3Tech platform to treat the waste stream from Kreider Farm’s large poultry operations (possibly together with waste from other nearby poultry operations and/or other waste streams) (and the dairy waste stream previously treated in the Kreider 1 system) to generate renewable energy, marketable nutrient reduction credits and co-products (including nitrogen in organic and/or non-organic forms). It is targeted to treat the waste stream from approximately 9 million birds, in modules, when fully developed.

To date the market for long-term nutrient reduction Credits in Pennsylvania has been very slow to develop and the Company’s activities have been negatively affected by such lack of development.  However, Bion is confident that if and when these markets are established, the Credits it produces will be competitive in the credit trading markets, based on its cost to remove nitrogen from the livestock waste stream, compared to the cost to remove nitrogen through various other treatment activities. Bion anticipates that it would be able to profitably develop the Kreider 2 project if it is able sell nutrient credits generated at the Kreider 2 facilities (and subsequent projects) at prices are in the range of $6-$12 (or higher) per pound of nitrogen reduction, under long-term contracts, of which there is no assurance. Bion further believes that with the studies and information now available to other states that are (or will shortly be) facing these same decisions, a cost-benefit analysis will make it clear from the outset that competitive bidding for nutrient reduction credits from alternative approaches can provide dramatically lower-cost solutions than traditional strategies.

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

The Kreider 2 poultry waste treatment facility in PA could become one of our initial Gen3Tech Retrofit Projects outside of the sustainable beef segment. However, Bion intends that it will only refocus its attention on PA and select a site for the Kreider 2 Project and/or its initial Integrated Project (and possibly additional Projects) after PA adopts a competitively-bid nutrient credit purchase/procurement program (or similar program). Until such time as policy change such that the CAFO Retrofit Opportunity business model is feasible, Bion will remain focused on beef projects and standalone opportunities with sufficient economic drivers that they are not dependent on nutrient credits.

See the extended additional discussion regarding these matters in our Annual Reports on Form 10-K for the years ended June 30, 2023, and 2021, and prior years.

Going Concern:

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss of $11,691,000 and $3,189,000 for the years ended June 30, 2024, and 2023, respectively. At June 30, 2024, the Company has a working deficit and a stockholders’ equity of approximately $5,883,000 and $5,809,000, respectively. During the year ended June 30, 2024, a one time, non-recurring, non-cash charge of $9,460,425 was incurred by the Company at in connection with a write-down of the capitalized carrying value of the Initial Project (at Fair Oaks, Indiana) because the Initial Project is: i) largely a research & development facility and ii) is located on land subject to a short term lease. This charge reduced the Company shareholders’ equity to ($5,809,000) and resulted in a loss of $11,691,115 for the 2024 fiscal year. During the year ended June 30, 2023, the Company had debt modifications that resulted in a one time /non-recurring, non-cash reduction of debt of $3,522,000 and an increase in equity. The Company’s lack of revenue and/or operating profits, together with the low likelihood of generating positive cash flow and/or net income during the next 12-24 months, raise substantial doubt about the Company’s ability to continue as a going concern.

For more detail regarding Going Concern, including Management’s Plans, see Note 1 of Notes to Financial Statements below.

PRINCIPAL PRODUCTS AND SERVICES

The Company’s focus is on implementing its Gen3Tech in JVs (as described above). Therefore, the category ‘PRINCIPAL PRODUCTS AND SERVICES’ is not applicable for the Company’s business. While the Company may implement some Gen3Tech systems on a contractual basis, and may, in the future, license or otherwise deploy our ARS as a standalone ammonia control solution, at this time our business does not involve the sale of our systems (or equipment) or long term direct operations/management of our systems (or equipment).

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

HISTORY AND DEVELOPMENT OF OUR BUSINESS

Substantially all of our business and operations to date has been conducted through wholly-owned subsidiaries, Bion Technologies, Inc. (a Colorado corporation organized September 20, 1989), Bion Integrated Projects Group, Inc. ("Projects Group") (formerly Bion Dairy Corporation through August 2008 and originally Bion Municipal, Inc., a Colorado corporation organized July 23, 1999) and Bion Services Group, Inc. ("Services Group") (formerly Bion International, Inc., a Colorado corporation organized July 23, 1999) and BionSoil, Inc. (a currently inactive Colorado corporation organized June 3, 1996).  Bion is also the parent of Bion PA 2 LLC (a Colorado entity organized June 24, 2010) (“PA2”) and Bion 3G-1, LLC (a Colorado entity organized on September 23, 2021). In January 2002, Bion entered into a series of transactions whereby the Company became a 57.7% (now 58.9%) owner of Centerpoint Corporation (a Delaware corporation organized August 9, 1995) ("Centerpoint"). Bion was formerly the parent of Bion PA 1 LLC (a Colorado entity organized August 14, 2008) (“PA1”) which was dissolved on December 29, 2021.

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

During 2003-2004 we designed, installed and began testing a commercial scale, second generation Bion System as a temporary modification or retrofit to a waste lagoon on a 1,250-milking cow dairy farm in Texas, known as the DeVries Dairy.  In December 2004, Bion published an independently peer-reviewed report, with data from the DeVries project demonstrating a reduction in nutrients (nitrogen and phosphorus) of approximately 75% and air emissions of approximately 95%.

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

From 2009 (when development of our Gen3Tech platform began) through 2021, Bion actively pursued business opportunities in three broad areas 1) Bion systems to retrofit of existing CAFO’s (some of which may  generate verified nutrient credits and revenues from the production of renewable energy and byproducts) (“Retrofits”), and 2) development of new state-of-the-art large scale waste treatment facilities, potentially in conjunction with new CAFOs developed in strategic locations that were not previously possible due to environmental constraints in strategic locations (“Projects”) (some of these may be “closed loop’ Integrated Projects that were not previously possible due to environmental constraints as described below), and 3) licensing and/or joint venturing of Bion’s technology (primarily) outside North America. Bion is now primarily pursuing JVs related to these opportunities within the United States and internationally based on our Gen3Tech as described above.

A significant focus during this period was the development of Kreider 1 and advocating for private sector solutions to the Chesapeake Bay nutrient problems, as described above. Significant time and resources were expended by the Company in pursuit of this opportunity; however, due to opposition from the entrenched clean water status quo, Bion determined that the credit market would not develop on a timeline that was feasible for Bion. Bion PA1, the Company’s wholly-owned subsidiary that was established to pursue the Kreider/PA/Chesapeake Bay Opportunity, was dissolved on December 29, 2021.. For more information regarding the history and background of PA1, please review our Form 10-K Annual Reports for the years from 2008 through 2023, including the Notes to the Financial Statements included therein.

From 2021 to present, Bion has focused on implementing our technology in the beef cattle industry, as described above. These efforts have included technology development, including a pilot facility followed by our demonstration facility, patent filings, organic initiatives, and adding to our staff and advisory group.

COMPETITION:

There are a significant number of potential competitors in the industries in which Bion is working, including livestock waste treatment, renewable energy production, fertilizer manufacturing, and the production of sustainable beef products.

There are a host of competitors working in the livestock waste treatment space. One efficient way to assess competition in these spaces is to review the Newtrient, LLC catalogue which is produced by an organization created by the dairy industry to help farmers, technology providers, manure-based product developers and other stakeholders assess manure related challenges and opportunities. Many of the technologies reviewed by and organized by Newtrient in their catalog, such as Bion, address manure streams in addition to dairy. The potential competition has increased with the growing governmental and public concern focused on pollution due to CAFO waste. Waste treatment lagoons which depend on anaerobic microorganisms ("anaerobic lagoons" or “ADs”) are the most common traditional treatment process for animal waste on large farms within the swine and dairy industries. Additionally, many beef feedlots, poultry facilities and dairy farms simply scrape and accumulate manure for later field application. Both lagoon and scrape/pile manure storage approaches are coming under increasing regulatory pressure due to associated odor, nutrient management and water quality issues and are facing possible phase-out in some states.

Although we believe that Bion’s comprehensive solution is the most economically and technologically viable solution for the current problems, other alternative (though partial) solutions do exist, including, for example, synthetic lagoon covers (which are placed on the top of the water in the lagoon to trap the gases), stand-alone ADs (a tank which uses anaerobic microorganisms to break down the waste to produce methane), multistage and solids separators (processes which separate large solids from fine solids), as well as various thermal waste-to-energy technologies.  Additionally, many efforts are underway to develop and test new technologies, particularly in the beef cattle space

There is a growing industry associated with the production of fertilizer products produced from nutrients captured in CAFO manure streams. Many technology firms, including Bion, have figured out how to generate nonsynthetic products which are certified for organic production, which enables a higher valuation. Bion and its competitors are working hard to improve the production efficiency of these products while establishing markets and reducing production costs. Bion, as documented in its patents, has invented a non-synthetic process to produce ammonium nitrogen fertilizer in solid and liquid forms. To our understanding, no other manure nutrient technology firm has figured out a way to match our development of a solid ammonium nitrogen fertilizer.

Competition in the renewable energy generation space is growing in the agricultural sector, predominantly from the growth in anaerobic digestion (AD) projects designed to reduce odors and generate revenues from captured energy and reduced carbon footprints. AD projects are primarily associated with the dairy sector as the manure is mostly already captured and therefore there are minimal infrastructure projects required to add on AD technology. We intend to evaluate the use of our technology as a ‘bolt-on’ behind dairy ADs once we have complete data from our Initial Project. Therefore, such ‘competitors may be turned into customers for Bion. We are predominantly focused on generating AD projects at beef cattle finishing operations, an area in which very few ADs have been implemented. There is growing competition in that space even though most current beef feedlots do not engage in the type of efficient manure collection assumed to be a prerequisite for AD economics. Roller compacted concrete (RCC) is one new type of beef cattle finishing approach that enables AD integration, however it is Bion’s position that integrating RCC finishing with post AD nutrient control is unlikely, as the reactive nitrogen portion of the manure escapes to the environment before collection. Bion has also engaged with solar photovoltaic (PV) developers to install PV panels on barn roofs, and there is some competition in that space, but again not much in the beef cattle finishing sector.

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

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

In our JVs/Projects (including Integrated Projects) business segment, we will most likely be dependent upon one or a few major customers/partners/joint venturers since a relatively limited number of JVs and/or Projects (including Integrated Projects) will be developed by the Company. We anticipate initially developing, owning interests in, and operating only one or a small number of Projects commencing during 2024 and, thereafter, developing a limited number of Projects at a time. Thus, at least for the near future, our revenues will be dependent on a relatively small number of major Projects, participants and/or customers.

PATENTS

We are the sole owner of six United States patents. Additionally, Bion has two United States patent applications pending and has three international patent applications currently pending.

Patent Numbers and date of issue:

United States Currently Issued:

(1)	8,287,734: Method for Treating Nitrogen in Waste Streams: (OCN) Jere Northrop & James W. Morris (Exp 3/20/31)

(2)	10,106,447: Process to Recover Ammonium Bicarbonate from Wastewater: Morton Orentlicher & Mark M. Simon. (Exp. 9/14/2035)

(3)	10,604,432: Process to Recover Ammonium Bicarbonate from Wastewater; Dominic Bassani, Steve Pagano, Morton Orentlicher & Mark M. Simon. (Exp 6/29/2037)

(4)	10,793,458: Process to Recover Ammonium Bicarbonate from Wastewater; Dominic Bassani, Steve Pagano, Morton Orentlicher & Mark M. Simon. (Exp 9/14/2035)

(5)	11,254,581: Process to Recover Ammonium Bicarbonate from Wastewater; Dominic Bassani, Morton Orentlicher, Mark M. Simon & Steve Pagano. (Exp 9/14/2035)

(6)	11,858,823: Process to Recover Ammonium Bicarbonate from Wastewater; Dominic Bassani, Morton Orentlicher, Mark M. Simon & Steve Pagano. (Exp 9/14/2035)

We are also the sole owner of, or possess the contractual right to acquire exclusive patent rights to, a pending United States provisional patent application, a pending United States utility patent application and three international applications as set forth below:

United States Currently Pending:

(1)	63/512,361 (provisional): Methods For Recovering Ammonium Compounds From A Waste Stream; Dominic Bassani & Steve Pagano. (Exp 7/08/2025)

(2)	17/589,037: Process to Recover Ammonium Bicarbonate from Wastewater; Dominic Bassani, Steve Pagano, Morton Orentlicher & Mark M. Simon.

International Applications Currently Pending:

(1)	EP 18943551.4: Process to recover ammonium bicarbonate from wastewater; Dominic Bassani, Steve Pagano, Morton Orentlicher & Mark M. Simon.

(2)	CA3123802A1: Process to recover ammonium bicarbonate from wastewater; Dominic Bassani, Steve Pagano, Morton Orentlicher & Mark M. Simon.

(3)	MX/a/2021/007358: Process to recover ammonium bicarbonate from wastewater; Dominic Bassani, Steve Pagano, Morton Orentlicher & Mark M. Simon.

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

RESEARCH AND DEVELOPMENT

Current research and development work is focused on completion of the development and ongoing improvement of our ARS (the initial version of which is ready for implementation in an appropriate Project) and Gen3Tech, with emphasis on increased recovery of valuable co-products (including nutrients in organic and/or non-organic forms, production of renewable energy, with related renewable energy and/or environmental credits). Bion believes its Gen3Tech will produce significantly greater value from the CAFO waste stream through the recovery of a concentrated natural nitrogen fertilizer and pipeline-quality natural gas. Bion is also currently evaluating the ARS for its potential to provide standalone ammonia control solutions at facilities that recover biogas from organic waste streams. See discussion of Initial Project above.

During the years ended June 30, 2024, and June 30, 2023, respectively, we expended approximately $23,000 and $79,000. (excluding non-cash stock-based compensation) on research and development activities related to our technology platform applications in support of large-scale, economically and environmentally sustainable Projects and Retrofits. Since the 2018 fiscal year, Bion’s research and development has been primarily focused on development work to complete and further refine development of our Gen3Tech which will have the capacity to process dry, poultry CAFO waste streams in addition to wet dairy/beef/swine CAFO waste streams and increase our ability to recover marketable by-products from the waste stream remediation including renewable natural gas and nitrogen products (organic and non-organic). Some work has also involved modifying and adding unit processes to our Gen3Tech platform with the objective of reducing capital costs and operating costs, while generating commercial equivalent by-products (and therefore, potential revenue streams) and significantly increasing environmental efficiency. As a result of these efforts (including their continuation during the current period), Bion made new (and supplemental) patent filing(s) during the 2019-2021 fiscal years related to our ARS. The Company anticipates completion of its pilot system and pre-commercial testing for its ARS by end of the current calendar year to support design finalization for our initial Gen3Tech systems. Our technology focus is to separate and aggregate the various “assets” in the waste stream and then to re-assemble them to maximize their economic value.

Our current research and development efforts have been focused on developments that will minimize water removal requirements thereby significantly reducing the associated energy costs of operating the ARS. In addition, current efforts are focused on fertilizer and soil amendment products (organic and inorganic), water reuse, environmental and reduction credits (including but not limited to nutrient, carbon, sediment, water and pathogen reduction) while reducing capital costs and operating costs. Bion continues to focus on “normalizing” its technology platform for use on multiple species. This effort has required significant work and resource allocation on research regarding balancing the activities of each unit process so that its output enables the subsequent unit processes to maximize efficiency and discharge to the subsequent unit process in order to produce a feedstock cost effectively. The by-products of this series of unit processes (which include certain Bion proprietary elements) are then “reassembled” into products to maximize their economic value. To date, research and development results have supported our objectives.

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

EMPLOYEES

As of September 1, 2024, we had five employees and primary consultants, all of whom are performing services for the Company on a full-time basis. The Company utilizes other consultants and professionals on an ‘as needed’ basis. Our future success depends in significant part on the continued service of our key personnel and the ability to hire additional qualified personnel. The competition for highly qualified personnel is intense, and there can be no assurance that we will be able to retain our key managerial and technical employees or that we will be able to attract and retain additional highly qualified technical and managerial personnel in the future. None of our employees is represented by a labor union, and we consider our relations with our employees to be good. None of our employees is covered by "key person" life insurance.

ITEM 1A. RISK FACTORS.

Our future results of operations, financial condition and liquidity and the market price for our securities are subject to numerous risks, many of which are driven by factors that we cannot control. The following cautionary risks, uncertainties and assumptions relevant to our business include factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed below, including factors unknown to us and factors known to us which we have not currently determined to be material, could also adversely affect our business, results of operations, financial condition, prospects and cash flows. Also see “Forward-looking Statements” above.

•	the Company's extremely limited financial and management resources which need to be augmented and the Company’s limited ability to raise additional needed funds and/or hire needed personnel;

•	the possibility that markets for eco-friendly/ sustainable beef, organic and low-carbon fertilizer products, and clean fuels and energy will be slow to develop (or not develop at all);

•	changes in political administrations, both at the federal, state, and local levels, and their impact on policies related to project development, renewable energy and clean fuels tax and other credits, and advanced low-carbon and organic fertilizers;

•	failure to attract strategic partners that can supply needed expertise and resources in the various sectors we ‘touch’, such as renewable energy/clean fuels, fertilizers, agriculture and livestock;

•	the substantial capital expenditures required for the Company’s proposed JV (and future JVs) and development/construction of the Company's proposed Projects and facilities and the related need to fund such capital requirements through commercial banks and/or public or private securities markets;

•	changes in political administration, especially at the federal level, and their impact on availability of capital for projects;

•	potential delays in constructing the Company’s initial beef Project and other Gen3Tech and ARS system installations;

•	the possibility that competitors will develop more comprehensive and/or less expensive production platforms;

•	delays and/or costs exceeding expectations relating to Bion's development of the Initial Project, JVs and/or Projects;

•	delays in anticipated permit approval and/or start-up dates;

•	uncertainties and cost increases related to research and development efforts to update and improve Bion’s technologies and applications thereof;

•	delays in market awareness of Bion and our Systems;

•	the limited liquidity of the Company's equity securities; limited availability of capital on acceptable terms for small public companies like Bion in the current financial markets;

•	dependence upon key personnel and the ability of the Company to keep its existing personnel and their accumulated expertise including the substantial risk of illness or death of one or more key personnel;

•	seasonal and climatic conditions;

•	increased cost of material and equipment (including those caused by the COVID-19 pandemic and supply chain challenges);

•	the strength and financial resources of the Company's potential competitors;

•	cybercrimes/hacking (actual and potential) of the Company’s online presence and limited operational computer systems;

•	general economic and capital market conditions;

•	industry risks, including environmental related problems;

•	operating hazards attendant to the environmental clean-up, CAFO and renewable energy production, fertilizer and/or food retailing and biofuel industries;

•	failure of the political, legal, regulatory and economic climate to support funding of environmental clean-up and enforcement of environmental rules and regulations;

•	changes in the public's perceptions of large scale livestock agriculture/CAFOs, consumption of meat and dairy, environmental protection and other related issues; and

•	continued delays in (and/or failure of) development of markets (or other means of monetization) for nutrient reductions and other environmental benefits from agriculture and CAFOs and related waste treatment facilities; including failure of markets for nutrient (nitrogen and phosphorus) reductions to develop sufficient breadth and depth;

Risks Relating to our Common Stock

•	Our common stock is thinly traded on the OTC Markets QB exchange and largely illiquid;

•	The market price of our stock is subject to volatility;

•	You may have difficulty selling our stock because it is deemed a “penny stock” and not quoted on a national exchange;

•	Because our shares are deemed a “penny stock,” rules enacted by FINRA make it difficult to sell previously restricted stock;

•	Because we will not pay dividends in the foreseeable future, stockholders will only benefit from owning common stock if it appreciates;

•	We regularly issue stock, or stock options, instead of cash, to pay some of our operating expenses. These issuances are dilutive to our existing stockholders;

•	Our stockholders face further potential dilution in any new financing; and

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

We face cybersecurity risks as a result of the variety of networks and systems we must defend against cybersecurity attacks; and the level of harm that could occur if we suffer impacts of a material cybersecurity incident. We are committed to robust oversight of these risks and implementing mechanisms, controls, technologies, and processes designed to help us assess, identify, and manage these risks. In the year ended December 31, 2023, we did not experience a material “cybersecurity incident” as such term is defined in Item 106(a) of Regulation S-K. However, we have experienced two such material breaches in the past (see Form 10-K for the year ended 2023) and there can be no guarantee that we will not experience such incidents in the future. Such incidents could result in us incurring significant costs related to implementing threat protection measures, and the possibility of such incidents could result in additional costs in defending against litigation, responding to regulatory inquiries or actions, paying damages, or taking other remedial steps with respect to third parties, as well as incurring significant reputational harm. Further, cybersecurity threats are constantly evolving, increasing the difficulty of successfully defending against them or implementing adequate preventative measures. While we seek to detect and investigate unauthorized attempts and attacks against our network and to prevent their occurrence where practicable, we remain potentially vulnerable to known or unknown threats. In some instances, we may be unaware of a threat or incident or its magnitude and effects for some time. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, which could subject us to additional liability and reputational harm. See “Item 1A. Risk Factors” of this Annual Report for more information on our cybersecurity risks and product vulnerability risks.

We incorporate industry best practices throughout our cybersecurity program to the extent practicable for a company of our size and resources. New leadership is committed to improving our cybersecurity strategy, with the goal of enhancing controls, technologies, and other processes to assess, identify, and manage material cybersecurity risks. Our cybersecurity program will be aligned with applicable industry standards and maintained by a third-party technology firm. The third-party firm has processes in place to assess, identify, manage, and address material cybersecurity threats and incidents. These include, among other things, annual and ongoing security awareness advice for employees; mechanisms to detect and monitor unusual network activity; and containment and incident response tools.

Our third-party IT/ cybersecurity firm reports to our Chief Executive Officer (“CEO”). The third-party firm is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from professionals within its team and through the use of technological tools and software. Our CEO reports directly to the Board of Directors on our cybersecurity program and efforts to prevent, detect, mitigate, and remediate issues. Cybersecurity reviews by the Board of Directors will occur at least annually, or more frequently as determined to be necessary or advisable.

ITEM 2. PROPERTIES.

The Company maintains its corporate offices at 9 East Park Court, Old Bethpage, New York 11804, the home of its office manager/bookkeeper, and its main corporate telephone number is (516) 586-5643.

We are the sole owner of six United States patents. Additionally, Bion has two United States patent applications pending and has three international patent applications currently pending. (See Item 1, “Patents” above).

ITEM 3. LEGAL PROCEEDINGS (Litigation (and related matters).

The Company is currently involved in no litigation matters except:

1) Convertible Bridge Loan/Default

On September 28, 2023, in order to partially mitigate the problems discussed above, the Company entered into an agreement for a $1,500,000 bridge loan and executed documents including a convertible promissory note (“Note”) and a binding subscription agreement (“Subscription”) (collectively the Note and the Subscription are the “Bridge Loan Agreements”) with SEB LLC, a non-affiliated party (“Lender”). The Bridge Loan Agreements require the Lender to loan the Company $1,500,000 in six monthly tranches of $250,000 commencing October 2023. All sums advanced under the Bridge Loan Agreements (and accrued interest thereon) would due and payable (with interest accrued at 9% per annum) on October 1, 2024 if not previously converted into securities of the Company. The Note is convertible at $1.00 per unit, at the sole election of the Lender, into units consisting of one share of the Company’s common stock and a warrant to purchase one half share. The initial $250,000 tranche was received by the Company on October 5, 2023. However, no further funds were received by the Company from the Lender. During early November 2023 the Lender informed the Company verbally that it did not intend to fulfill its obligations pursuant to the Bridge Loan Agreements and since such time the Lender has been in default (“Default”). On May 10, 2024 the Company received $150,000 from affiliates of the Bridge Loan Lender on terms not yet finalized and included in an agreement. These funds were received in the context of negotiations/discussions regarding a potential larger investment by affiliates and/or associates of the Lender but no further funds were received and the larger transaction was never completed. The funds were used primarily to re-initiate operations at the Initial Project. The Default (which is continuing) has created substantial problems for and materially damaged the Company and rendered the Company unable to meet its current creditor obligations on a timely basis. The Company is currently evaluating its rights regarding the Default by the Lender. This situation has contributed to the substantial increase in the Company’s ‘Current Liabilities’ including ‘accounts payable’ over recent periods. See Consolidated Financial Statements and ‘Management’s Discussion and Analysis’. The Company has engaged in discussion/negotiation with its larger creditors (including its largest creditor--- the primary contractor on the Initial Project) but has been unable to reach agreements regarding payments due to the uncertainty as to if, when and how much funding the Company will be able to raise in future periods. As a result, the Company’s largest creditor---the general contractor for the Initial Project --- has filed a mechanics lien in Indiana (and its largest sub-contractor has sent notices related to its intention to file a mechanics lien) and other creditors are threatening to commence litigation and other creditors are threatening to commence litigation and/or repossess/remove leased equipment). The Company is also facing litigation from the Lessor of the land on which the Initial Project is located as it is in default on lease rental payments.

2) Creditor Matters

As is described in the Company’s Financial Statements included herein and discussed in the Notes to the Financial Statements, the Company has had on-going difficulties raising needed funds for its operations/activities over the past 2 years which has rendered the Company unable to meet its current creditor obligations on a timely basis. This situation includes a substantial increase in the Company’s ‘Current Liabilities’ including ‘accounts payable’ over recent periods. The Company has engaged in discussion/negotiation with its larger creditors (including its largest creditor--- the primary contractor on the Initial Project) but has been unable to reach agreements regarding payments due to the uncertainty as to if, when and how much funding the Company will be able to raise in future periods. As a result, the Company’s largest creditor---the general contractor for the Initial Project --- has filed a mechanics in Indiana (and its largest sub-contractor has sent notices related to its intention to file a mechanics lien) and other creditors are threatening to commence litigation and/or repossess/remove leased equipment. The Company is also facing litigation from the Lessor of the land on which the Initial Project is located as it is in default on lease rental payments.

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

	2024		2023
Fiscal Year Ended June 30,	High	Low	High	Low

First Fiscal Quarter	$1.22	$1.00	$1.68	$0.93
Second Fiscal Quarter	$1.17	$0.91	$1.36	$0.85
Third Fiscal Quarter	$1.28	$0.88	$2.20	$1.25
Fourth Fiscal Quarter	$0.89	$0.35	$1.64	$1.125

(b)  Holders

The number of holders of record of our common stock at September 1, 2024 was approximately 1,539. Many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, so we are unable to estimate the number of stockholders represented by these record holders.

The transfer agent for our common stock is Equiniti Trust Company, 1110 Centre Pointe Curve, Ste # 101, Mendota Heights, MN 55120.

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

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

In June 2006 the Company adopted its 2006 Consolidated Incentive Plan, as amended ("Plan"), which terminated all prior plans and merged them into the Plan.  The Plan was ratified by the Company's shareholders in October 2006 (and has been amended multiple times since initial ratification).  Under the Plan, Directors may grant Shares, Options, Stand Alone Stock Appreciation Rights ("SAR's"), shares of Restricted Stock, shares of Phantom Stock and Stock Bonuses and other items with respect to a number of Common Shares that in the aggregate does not exceed 36,000,000 shares. The maximum number of Common Shares for which Incentive Awards, including Incentive Stock Options, may be granted to any one Participant shall not exceed 2,000,000 shares in any one calendar year; and the total of all cash payments to any one participant pursuant to the Plan in any calendar year shall not exceed $1,500,000. As of June 30, 2024 5,001,600 options have been granted and outstanding under the Plan (as amended), including all options granted under prior merged plans, and were merged into the 2021 Equity Incentive Plan. As of June 30, 2024, the Company had no outstanding contingent Stock Bonuses.

In December 2021 the Company adopted its 2021 Equity Incentive Plan, as amended ("2021 Equity Plan").  The 2021 Equity Plan was ratified by the Company's shareholders in April 2022.  Under the 2021 Equity Plan, Directors may grant Shares, Options, Stand Alone Stock Appreciation Rights ("SAR's"), shares of Restricted Stock, shares of Phantom Stock and Stock Bonuses and other items with respect to a number of Common Shares that in the aggregate does not exceed 30,000,000 shares. The maximum number of Common Shares for which Incentive Awards, including Incentive Stock Options, may be granted to any one Participant shall not exceed 2,500,000 shares in any one calendar year. As of June 30, 2024 nil options have been granted and outstanding under the 2021 Equity Plan.  As of June 30, 2024, the Company had no outstanding contingent Stock Bonuses.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about the Company’s 2006 equity compensation plans as of June 30, 2024:

2006 Equity Compensation Plan table

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	37,762,618	0.41	28,237,382

Equity compensation plans not approved by security holders	—	—	—

Total	37,762,618	0.41	28,237,382

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

BUSINESS OVERVIEW AND PLAN

The Company has been under substantial financial and management stress over the past eighteen (18) months. Covid-related delays during technology pilot development at Buflovak in New York, followed by post-Covid supply chain disruptions during construction of our demonstration facility at Fair Oaks, have led to extreme difficulties in raising needed funds. These delays prevented us from meeting our project development and related capital timelines, and were further compounded by the death (following extended illness) of Dominic Bassani, who most recently served as our COO from May 2022 after serving as our CEO for the prior decade, the subsequent resignation of Bill O’Neill, Dominic’s replacement at the CEO position, effective May 31, 2024, followed by the anticipated retirement of Mark A. Smith, the Company’s President, General Counsel and Chief Financial Officer, effective July 31, 2024.

Since the end of May 2024, a new core leadership team has been installed (see H and I, below) and a short-term funding facility has been implemented (see J, below) while longer term capital solutions are evaluated. Our new leadership team believes the financial and management difficulties Bion has faced are outweighed by the success of our technology demonstration and optimization initiatives at our Fair Oaks facility. This success coincides with clear and growing trends in both sustainable agriculture and clean fuels technology and policy that favor Bion’s technology and business opportunities. Bion leadership believes this confluence of events positions the Company, assuming it aligns with appropriate strategic partners and obtains sufficient financing, to exploit a unique opportunity to participate in transformational change at the intersection of agriculture, renewable energy and clean fuels, clean air and water, and evolving consumer demand.

PLEASE NOTE:

A: The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing Projects, JVs and proposed Projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years. Current liabilities were approximately $5.8 million at June 30, 2024 which represents an increase of approximately $4.2 million from June 30, 2023 (largely due to an increase in ‘accounts payable and accrued expenses’ totaling approximately $2.1 million and an increase in ‘current debt’ of approximately $2.1 million as a result of the Company’s limited success in raising new financing (equity and/or debt) and existing debt terms becoming current during the recent period combined with continued expenses (including those related to the Initial Project). Similarly, the Company’s cash on hand decreased from approximately $626,000 to approximately $52,000 over the same period. The Company extreme difficulty is obtaining needed funds during the entire 2023 fiscal year has continued throughout the first quarter of the current fiscal year to date. See NOTE 1. Going Concern and Management’s Plans, Plan of Operations and Outlook and ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 11 Subsequent Events (below).

B:  Previous management believed that the Initial Project had reached the point where it could be appropriately deemed ‘placed in service’ at January 1, 2024. However, discussions with the key technical and engineering personnel involved at the Initial Project during the recently concluded quarter convinced management that such a characterization was premature as some key modules had not yet been completed and/or fully tested at that date. Additionally, due to some equipment break-downs, the Initial Project was in maintenance mode rather than conducting operations, while the Company awaited required replacement parts and subsequent repairs. This process was slowed by the Company’s ongoing difficulties in raising needed funds for its activities. The Company’s Board of Directors re-evaluated the classification/status of the Initial Project as part of the Company’s annual review process and determined that the Initial Project should have been ‘placed in service’ at the June 30, 2024, fiscal year end.

Further, after extensive discussion between previous management and the Board, it was determined that the ‘carrying value’ of the Initial Project, as of that date, be reduced to $0 on the Company balance sheet, in order to conform with accepted accounting practices. Bion’s technology demonstration system was always planned as a small scale integrated Gen3Tech beef project. Due to covid-related delays and increased capital constraints, it was decided to move quickly to initially construct Phase 1, which was the standalone ARS at Fair Oaks. As matters progressed, including cost overruns, management and financial crises, etc., Bion was unable to proceed further at Fair Oaks. It was anticipated that the ARS would be relocated to another site (potential locations included Ribbonwire Ranch or University of Nebraska-Lincoln) after providing the final design data, where it would be integrated with a small scale Gen3Tech beef facility as originally planned. We recently learned it would not be economically feasible to decommission and disassemble the ARS, then transport, reassemble, and recommission it at another location. Therefore, since the Initial Project is now: i) largely a research & development facility and ii) is located on land subject to a short-term lease, it no longer has commercial value and was written down to $0. As a result, a large ‘one time/non-recurring’ ‘non-cash’ charge of $9,460,425 has been taken by the Company, at that date, which charge reduced the Company shareholders’ equity to ($5,808,501) and resulted in a loss of $11,691,115 for the 2024 fiscal year.

C: On September 28, 2023, in order to partially mitigate the problems discussed above, the Company entered into an agreement for a $1,500,000 bridge loan and executed documents including a convertible promissory note (“Note”) and a binding subscription agreement (“Subscription”) (collectively the Note and the Subscription are the “Bridge Loan Agreements”) with SEB LLC, a non-affiliated party (“Lender”). The Bridge Loan Agreements require the Lender to loan the Company $1,500,000 in six monthly tranches of $250,000 commencing October 2023. All sums advanced under the Bridge Loan Agreements (and accrued interest thereon) would be due and payable (with interest accrued at 9% per annum) on October 1, 2024, if not previously converted into securities of the Company. The Note is convertible at $1.00 per unit, at the sole election of the Lender, into units consisting of one share of the Company’s common stock and a warrant to purchase one half share. The initial $250,000 tranche was received by the Company on October 5, 2023. However, no further funds were received by the Company from the Lender. During early November 2023 the Lender informed the Company verbally that it did not intend to fulfill its obligations pursuant to the Bridge Loan Agreements and since such time the Lender has been in default (“Default”). On May 10, 2024, the Company received $150,000 from affiliates of the Bridge Loan Lender on terms not yet finalized and included in an agreement. These funds were received in the context of negotiations/discussions regarding a potential larger investment by affiliates and/or associates of the Lender, but no further funds were received, and the larger transaction was never completed. The funds were used primarily to re-initiate operations at the Initial Project. The Default (which is continuing) has created substantial problems for and materially damaged the Company and rendered the Company unable to meet its current creditor obligations on a timely basis. The Company is currently evaluating its rights regarding the Default by the Lender. See Notes 5 and 8 re Convertible Bridge Loan/Default and Note 11, Subsequent Events. This situation has contributed to the substantial increase in the Company’s ‘Current Liabilities’ including ‘accounts payable’ over recent periods. See Consolidated Financial Statements and ‘Management’s Discussion and Analysis’. The Company has engaged in discussion/negotiation with its larger creditors (including its largest creditor--- the primary contractor on the Initial Project) but has been unable to reach agreements regarding payments due to the uncertainty as to if, when and how much funding the Company will be able to raise in future periods. As a result, the Company’s largest creditor---the general contractor for the Initial Project --- has filed a mechanics lien in Indiana (and its largest sub-contractor has sent notices related to its intention to file a mechanics lien) and other creditors are threatening to commence litigation and/or repossess/remove leased equipment).

D. At the end of December 2023, Bion achieved key objectives in the optimization of the Ammonia Recovery System at our commercial-scale demonstration facility in Fair Oaks, Indiana. Though delayed by supply chain issues, the demonstration at Fair Oaks confirmed the system's state-of-the-art capabilities. In managements’ opinion, the wide applicability of the ARS and its environmental benefits cannot be overstated, as livestock-related and other nutrient issues continue to grow, both in the U.S. and globally.

E: On January 2, 2024, Bion received a new (continuation) patent that broadened the claims related to its Ammonia Recovery System (ARS) to include industrial and municipal wastewater sources, in addition to animal waste streams that were previously covered. Since that time, Bion has focused a portion of its limited resources on understanding and evaluating opportunities to apply its ARS as a ‘standalone’ ammonia control solution in these sectors. In such cases, the ARS would be deployed as a bolt-on ammonia solution (vs integrated into a Bion Gen3Tech livestock platform) for facilities that produce biogas from organic waste streams, such as food, food processing, and livestock packing/slaughter, that are subject to EPA-mandated discharge limits that require ammonia control. We believe at this time there is potentially a robust opportunity to provide ammonia control solutions to others and we intend to pursue this opportunity in the coming year.

F: Effective April 1, 2024, the Company entered into two material definitive agreements regarding voluntary surrender for cancellation of securities of the Company (and related matters) by: a) members of the family of Dominic Bassani, recently deceased former Chief Executive Officer and (with his family) the Company’s largest shareholder (collectively “Bassani Family”), and b) Mark A. Smith, President of the Company and a director (“MAS”). The Bassani Family and MAS entered into these agreements with the intention of mitigating dilution to shareholders as new, successor management is added to the Company’s management team. The Bassani Family has agreed to surrender not less than approximately 20% of its Company holdings (as of December 2023) which surrender will increase to approximately 30% based on certain financing performances (see Form 8-K dated April 3, 2024, Exhibit 10.1). The Bassani Family will elect exactly which Company securities it will surrender for cancellation on or before June 30, 2024, the Company’s fiscal year end. The Bassani Family Agreement also sets forth requirements regarding conversion of convertible notes held by members of the Bassani Family after the security surrender. See Exhibit 10.1 for the material terms of the contemplated transactions. MAS has agreed to surrender approximately 30% of his Company holdings (as of December 2023). Immediately upon the effectiveness of the MAS Agreement, he cancelled all Company options held by him (2,425,000, in aggregate) and waived $56,250 of accrued deferred compensation (convertible into 75,000 shares of the Company’s common stock). The MAS Agreement also sets forth requirements regarding conversion of convertible notes held by MAS after the security surrender and references the planned retirement of MAS on or before May 15, 2024. See Exhibit 10.2 for the material terms of the contemplated transactions. Subsequently, and effective June 27, 2024, the Board of Directors of the Company agreed to amend the terms of the agreements dated April 1, 2024. The amendments solely extend any dates of certain required conversions and/or exercises (and related promissory note maturity dates and warrant expiration dates), if any, that were earlier than January 15, 2025, to said date. No changes were made regarding any ‘givebacks’ of securities of the Company. On June 30, 2024, the Bassani Family provided the Company with their list regarding surrender of 20% of its Company holdings (as of December 2023) (See Exhibit 10.1). As previously reported, MAS has previously completed 100% of his ‘give backs’.

G: On May 13, 2024, the Board of Directors commenced a Board-led review of potential strategic alternatives to ensure the Company’s survival and to enhance Bion’s potential growth and maximize shareholder value. The review will include assessing approaches to optimize the Company’s multiple business opportunities through alternative capital return strategies, potential strategic or financial transactions, and developing strategic initiatives best applicable to each opportunity created by our technology in order to consider all possible paths towards maximizing value creation. No timetable has been established for the conclusion of this review and no decisions related to any further actions or potential strategic alternatives have been made at this time. There can be no assurance that the review will result in any transaction or other strategic change or outcome.

H: Effective May 31, 2024, Bion accepted the resignation of Bill O’Neill, both as CEO and Director. Mr. O’Neill had previously informed the Board that he believed he was not being adequately compensated or incentivized and the job was too difficult. On May 21, 204, Bion received a letter from Mr. O’Neill that expressed his dissatisfaction with the Board’s refusal to address his demands and stated he was resigning to pursue other opportunities, despite the fact he had not yet completed the last year+ of a three-year agreement. Bion chose to accept his resignation in the belief the Company needed a change in leadership and approach.

I: On June 1, 2024, Craig Scott joined the Company's Board of Directors. Mr. Scott has served Bion in several senior positions, dating back to 1996. Mr. Scott also agreed to assume a broader management role for Bion and subsequently accepted the role of interim Chief Executive Officer. Also in June, Greg Schoener assumed the role of Chief Operating Officer on an interim basis. He also joined Bion's Board of Directors. Mr. Schoener is a successful business owner and operator, serving the construction industry in Houston, Texas. He brings broad business management experience, with an emphasis on mission-focused execution and accountability. He has been a Bion shareholder since late-2020. Bob Weerts, another Bion shareholder and a successful serial entrepreneur from Winnebago, Minnesota, also accepted a position on Bion’s Board of Directors.

J: On June 18, 2024, Bion formed a strategic relationship with Turk Stovall and Stovall Ranching Companies with the goal of developing a 15,000-head sustainable beef project at Stovall’s Yellowstone Cattle Feeders (YCF) location in Shepherd, Montana. The YCF feedyard is a traditional outdoor dirt feedlot that today is permitted to feed up to 25,000 head. Mr. Stovall also agreed to join Bion's Board of Directors and lead a joint venture between Stovall Ranching Companies and Bion to develop the project. The facility is envisioned to produce premium quality Montana beef that we believe will be the 'cleanest', most eco-friendly finished beef in the marketplace.

K: On August 23, 2024, Bion announced that three affiliates of the Company (Greg Schoener, Interim COO & Director; Turk Stovall, Director; Bob Weerts, Director) and two shareholders (one of whom is the brother of Greg Schoener) have agreed to advance to the Company, through a newly formed LLC, up to $500,000 in consideration of a secured convertible promissory note. It is anticipated that others will join the LLC, although there can be no assurance they will. The note instrument and agreements have not been executed at this time because terms and other details have not been finalized yet; however, the group has begun advancing money to the Company. As of the date of the filing of this report, the aggregate sum of $201,564 has been advanced to the Company, together with express directions on what items were to be paid with such funds. When a final agreement is executed, it will be attached as an exhibit to a Form 8-K.

Change in Approach

Through the end of calendar 2022, Bion’s strategy to exploit the beef opportunity was focused on developing an initial sustainable beef project as ‘proof of concept’. At the beginning of 2023, under the guidance of our last CEO, Bion’s strategy shifted to executing multiple letters of intent and agreements for sustainable beef JV projects and moving forward with development of those projects in quick succession. During our 2023 fiscal year, Bion entered into three (3) letters of intent (“LOIs”): a) July 2022 letter of intent to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with the Ribbonwire Ranch (“Ribbonwire LOI”), in Dalhart, Texas (with a provision to expand to 60,000 head) (“Dalhart Project”), b) January 2023 letter of intent to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with the Olson Feeders and TD Angus (“Olson LOI”), near North Platte, Nebraska (with a provision to expand to 45,000 head or more) (“Olson Project”), c) April 2023 letter of intent to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with Dakota Valley Growers (“DVG LOI”) near Bathgate, North Dakota (“DVG Project”). Based on our experience, we believe it will not be difficult to secure participation in our Projects from additional feeders/cattlemen, especially once project financing and offtake agreements for both protein and co-products, are in place.

Bion’s new leadership team has returned the company to its earlier approach, focusing on building a ‘flagship’ first project to prove concept feasibility and to provide a development and finance model for future projects. Leadership made this decision after determining that a) a large addressable market for sustainable beef does exist and consumers have demonstrated a ‘willingness to pay’ a premium for sustainable food products; however, since such products cannot be supplied today at scale, it is not a ‘ready’ market and will take time to develop), b) an entrenched industry is never eager for change and it will only occur through enlightened/ proven self-interest, and c) investment capital of the magnitude needed for large scale conversion to sustainable production will first require proof of concept.

Leadership believes for several reasons that the best opportunity for the Company to prove its sustainable beef concept at this time is with the Stovall Ranch JV in Montana. In June 2024, Bion formed a strategic relationship with Turk Stovall and Stovall Ranching Companies. Turk Stovall is a fifth-generation Montana cattleman, with an extensive graduate-level education in cattle husbandry and an MBA in agribusiness, and he is the largest custom cattle feeder in Montana. He also has broad experience and relationships with both the U.S. and Montana’s beef industry and important state leaders, resources, and agencies. Bion and Stovall have agreed to establish a JV, to be led by Mr. Stovall, with the goal of developing a 15,000-head sustainable beef project at Stovall’s Yellowstone Cattle Feeders (‘YCF’) location in Shepherd, Montana. We anticipate establishing the Stovall-Bion JV and creating related distribution agreements with key value chain partners during the current calendar year, with the intent to begin construction before the end of 2024.

____________________________________

The Company’s on-going difficulties raising needed funds over the past two years have rendered the Company unable to meet its current creditor obligations on a timely basis. The Company has engaged in discussion/negotiation with its larger creditors (including its largest creditor--- the primary contractor on the Initial Project) but has been unable to reach agreements regarding payments due to the uncertainty as to if, when, and how much funding the Company will be able to raise in future periods. As a result, the Company’s largest creditor---the general contractor for the Initial Project --- has filed a mechanics in Indiana (and its largest sub-contractor has sent notices related to its intention to file a mechanics lien), other creditors are threatening to commence litigation and/or repossess/remove leased equipment and the Company is behind on its Lease payments related to the site of the Initial Project. On September 5, 2024, three members of the LLC (Subsequent Events, Aug 23, 2024, below) met with representatives of two of the largest creditors: the primary contractor and the property lessor. Discussions and ultimate resolution are ongoing and subject to Bion’s ability to raise capital in a timely manner. We have implemented extreme cost savings measures: maintaining only mission-critical operations and funding, on a weekly basis, only those expenses needed to maintain those operations. These measures will continue until we can execute a larger financing or obtain other sources of capital, such as a potential strategic investor/partner or license agreement.

Bion is currently (and has been for some time) in discussions with several companies related to potential strategic partnerships in renewable energy – RNG and solar – and clean fuels, as well as reducing the carbon footprint of livestock production, especially beef. With today’s U.S, and global emphasis on decarbonizing energy and the food supply chain, the sectors have become closely intertwined, they are evolving quickly, and integrated solutions have become increasingly desired, but complex. Bion is now evaluating both European and U.S. renewable energy developers, operators, and investors to determine the best fit for moving forward with AD/RNG development for its own beef project(s), animal waste treatment for others, both here and in the EU, as well as a development partner in industrial and municipal opportunities. Bion believes that such a relationship would entail a direct investment in Bion, licensing fee, or some other ‘up front’ financial benefit to Bion.

Bion’s new leadership team is strongly committed to Bion’s continuation, its future success, and its shareholders. We have returned the company to its earlier approach of focusing on building a ‘flagship’ first project to prove the concept and markets and provide a development and finance model for future projects, instead of attempting to move forward on multiple projects simultaneously or in rapid succession. We believe this will put us on a more achievable path. Further, this strategy will substantially reduce our need for capital, and we believe that a more reasonable and credible objective will make it easier to raise that capital. We also believe that the recent changes in leadership, including the addition of Turk Stovall to that leadership team, will lend validation and credibility to Bion and its business plan, making it easier to raise capital from potential strategic, institutional, and retail investors. For several reasons, we think that the best opportunity to finance a project, and to prove the sustainable beef concept, is with the Stovall Ranch JV in Montana and we are exploring a wide range of alternatives related to funding both the JV and Bion.

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

For expanded information regarding our ‘HISTORY, BACKGROUND AND CURRENT ACTIVITIES’, see discussion within the Notes (particularly Notes 1, 3, 4, and 8) included in this report, in Forms 8-K and Forms 10-Q filed earlier this year and Item 1 (and other sections) in our Annual Reports on Form 10-K filed in previous years.

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

Pursuant to ASC Topic 815 “Derivatives and Hedging” (“Topic 815”), the Company reviews all financial instruments for the existence of features which may require fair value accounting and a related mark-to-market adjustment at each reporting period end. Once determined, the Company assesses these instruments as derivative liabilities. The fair value of these instruments is adjusted to reflect the fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. As of June 30, 2024 and 2023, there are no derivative financial instruments.

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

YEAR ENDED JUNE 30, 2024 COMPARED TO THE YEAR ENDED JUNE 30, 2023

Revenue

Total revenues were nil for both the years ended June 30, 2024 and 2023.

General and Administrative

Total general and administrative expenses were $2,046,000 and $3,072,000 for the years ended June 30, 2024 and 2023, respectively.

Salaries and related payroll tax expenses were $600,000 and $730,000 for the years ended June 30, 2024 and 2023, respectively. Consulting costs were $488,000 and $485,000 for the years ended June 30, 2024 and 2023, respectively. The $130,000 decrease in salary costs is due to Bill O’Neill resigning, Dominic Bassani passing away and the Company not replacing the position and a reduction in salary for Mark Smith. Investor relations expenses were $328,000 and $697,000 for the years ended June 30, 2024 and 2023, respectively, and the $367,000 decrease was due to less investor related activity during the fiscal year in order to conserve cash. Legal costs were $34,000 and $83,000 for the years ended June 30, 2024 and 2023, respectively.

Stock-based compensation for the years ended June 30, 2024 and 2023 were ($16,000) and $442,000, respectively. The $458,000 variance is due to less stock-based compensation issued in 2024 and the reversal of stock options expense for unvested options for Bill O’Neill.

Depreciation

Total depreciation expense was $1,582 and $1,645 for the years ended June 30, 2024 and 2023, respectively.

Research and Development

Total research and development expenses were $23,000 and $83,000 for the years ended June 30, 2024 and 2023, respectively, representing an $60,000 decrease due to less consulting and other expenses being allocated to research and development.

Salaries and related payroll tax expenses were $6,000 and $9,000 for the years ended June 30, 2024 and 2023, respectively. Consulting costs were $4,000 and $43,000 for the years ended June 30, 2024 and 2023, respectively. The decrease of $39,000 was due to none of Brightcap’s consulting cost being allocated to research and development.

Loss from Operations

As a result of the factors described above, the loss from operations was $2,071,000 and $3,157,000 for the years ended June 30, 2024 and 2023 respectively.

Other (Income)/Expense

Other expense was $9,600,000 and $33,000 for the years ended June 30, 2024 and 2023, respectively. The increase in 2024 was due to the impairment of fixed assets taken on the Fair Oaks project.

Interest expense related to deferred compensation, loan payable and convertible notes prior to capitalization was $222,000 and $218,000 for the years ended June 30, 2024 and 2023, respectively.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was nil and nil for the years ended June 30, 2024 and 2023, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $11,691,000 and $3,189,000 for the years ended June 30, 2024 and 2023, respectively, and the net loss per basic common share was $.22 and $.07 for the years ended June 30, 2024 and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements for the year ended June 30, 2024 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2024 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of June 30, 2024, the Company had cash of approximately $52,000. During the year ended June 30, 2024, net cash used in operating activities was $849,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance, legal, accounting, consulting and investor relations expenses as well as the purchase of property and equipment. Cash expenditures were offset in part by proceeds from financing activities, primarily the exercise of warrants and sale of common shares. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. As stated in multiple places in this report, over the last 12 months the Company has had only very limited success in raising needed funds which lack of success has had material negative effects on the Company and its business. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

During the year ended June 30, 2024, the Company invested $869,000 in the purchase of property and equipment, primarily related to the Initial Project construction in process.

Financing Activities

During the year ended June 30, 2024, the Company received net cash proceeds of $590,000 from the sale of units for $611,000 less commissions of $20,000.

During the year ended June 30, 2024, the Company received gross cash proceeds of $400,000 from a convertible bridge loan and $125,000 from a convertible loan.

As of June 30, 2024, the Company has debt obligations consisting of: a) deferred compensation of $890,000, b) convertible notes payable – affiliates of $1,709,000, c) current note payable including accrued interest of $419,000 and d) notes payable including accrued interest of $125,600. As of June 30, 2023, the Company had debt obligations of a) deferred compensation of $865,000, b) convertible notes payable – affiliates of $1,716,000, and c) current note payable including accrued interest of nil.

Plan of Operations and Outlook

As of June 30, 2024, the Company had cash of approximately $52,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal years 2023 and 2022 (as a whole), the Company faced less difficulty in raising equity funding (but was subject to substantial equity dilution from the larger amounts of equity financing during the periods) than was experienced in the prior 3 years. However, this positive trend did not continue during the last quarter of the 2023 fiscal year and the entirety of fiscal year 2024 (and the first quarter of 2025 through the date of this report). The Company raised very limited equity funds during such periods to meet some of its immediate needs, and therefore, the Company needs to raise substantial additional funds in the upcoming periods. The Company has faced substantial demand for capital and operating expenditures for the fiscal year 2024 that we anticipate will continue (or increase) during the 2025 fiscal year and periods thereafter as it moves toward commercial implementation of its 3G Tech and development of JVs (including costs associated with additions of personnel to carry out the business activities of the Company) and, therefore, is likely to continue to face, significant cash flow management issues due to limited capital resources and working capital constraints which had only begun to be alleviated during 2022 and 2023. As a result, the Company has faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring most of their cash compensation and/or are accepting compensation in the form of securities of the Company and members of the Company's senior management have from time-to-time made loans to the Company in the past and may do so in future periods.

The Company continues to explore sources of additional financing (including potential agreements with strategic partners – both financial and ag-industry) to satisfy its current and future operating and capital expenditure requirements as it is not currently generating any significant revenues. Bion’s leadership team’s new approach, developing a single proof-of-concept project vs multiple projects developed simultaneously, will substantially reduce the company’s need to raise capital. Further, leadership believes this approach represents a more achievable goal, which coupled with the addition of new leadership, including Turk Stovall to lead Bion’s beef efforts, will reinspire confidence in our own shareholders, as well as assure potential new strategic and institutional investors, and make it easier to raise funds.

During the years ended June 30, 2024 and 2023, the Company received gross proceeds of approximately $1,140,000 and $4,038,000, respectively, from the sale of its debt and equity securities. The Company raised gross proceeds of approximately $639,000 and $4,038,000, respectively, from the sale of equity securities and warrant exercises. The Company paid commissions on the exercise of warrants in the amount of $20,000 and $86,000 in 2024 and 2023, respectively. During the year ended June 30, 2024 the Company received proceeds of $400,000 from a convertible bridge loan but the provider of the bridge loan during November 2023 (and on an ongoing basis since such time) breached its contractual obligation/binding subscription agreement to fund an additional $1,100,000 to the Company, which breach (combined with management stresses related to the final illness and passing of Dominic Bassani, Bion’s then COO and former CEO, and required management transitions) has created substantial cash flow difficulties for the Company which are ongoing. During the year ended June 30, 2024 the Company received proceeds of $125,000 from a convertible note.

Going Concern and Management’s Plans:

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern.

The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing JVs and proposed projects will not be sufficient to offset operating and capital costs (for Projects) for a minimum of two to five years. Further, there are no assurances that the Company will ultimately be successful in its efforts to develop and construct its Projects and market its Systems; but, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms. The aggregate effect of these factors raises substantial doubt about the Company’s ability to continue as a going concern.

During the year ended June 30, 2024, a one-time, non-recurring, non-cash charge of $9,460,425 was incurred by the Company in connection with a write-down of the capitalized carrying value of the Initial Project (at Fair Oaks, Indiana) in order to conform to the applicable accounting practices, because the Initial Project was recently reclassified as largely a research & development facility and is located on land subject to a short term lease (as described above in Item 7, Management’s Discussion and Analysis). This charge reduced the Company shareholders’ equity to ($5,809,000) and resulted in a loss of $11,691,115 for the 2024 fiscal year. Current liabilities were approximately $5.8 million and $1.6 million at June 30, 2024 and 2023, respectively, the increase of approximately $4.2 million was largely due to an increase in ‘accounts payable and accrued expenses’ and debt moving from long term to current liabilities. Similarly, the Company’s cash on hand decreased from approximately $626,000 to approximately $52,000 over the same period. The Company’s extreme difficulty in obtaining needed funds during the entire 2024 fiscal year has continued throughout the first quarter of the current fiscal year to date. See NOTE 1. Going Concern and Management’s Plans, Plan of Operations and Outlook and ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 11 Subsequent Events.

The constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company’s efforts to operate and develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company is able to raise needed funds during the remainder of the current fiscal year (and subsequent periods), of which there is no assurance, management will not need to consider deeper cuts (including additional personnel cuts) and/or curtailment of ongoing activities including research and development activities. The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects. The Company anticipates that it will seek to raise from $20,000,000 to $80,000,000 or more debt and/or equity through joint ventures, strategic partnerships and/or sale of its equity securities (common, preferred and/or hybrid) and/or debt (including convertible) securities, and/or through use of ‘rights’ and/or warrants (new and/or existing) and/or through other means during the next twelve months. However, as discussed above, there is no assurance, especially in light of the difficulties the Company has experienced in many recent years and the extremely unsettled capital markets that presently exist for small pre-revenue companies like us, that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business and Projects. Ultimately, in the event the Company cannot secure additional financial resources, or complete a strategic transaction in the longer term, the Company may need to curtail or suspend its operational plans or current initiatives, or potentially liquidate its business interests, and investors may lose all or part of their investment.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management’s plans with regard to these conditions.

Management’s Plan

To help alleviate short-term cash needs and continue current operations, three affiliates of the Company (Greg Schoener, Interim COO & Director; Turk Stovall, Director; Bob Weerts, Director) and two shareholders (one of whom is the brother of Greg Schoener) have agreed to advance to the Company, through a newly formed LLC, up to $500,000 in consideration of a secured convertible promissory note. It is anticipated that additional investors will join the LLC, and that the funds available to Bion will increase, although there can be no assurance they will. The note instrument and agreements have not been executed at this time because terms and other details have not been finalized yet; however, the group has begun advancing money to the Company. As of the date of the filing of this report, the aggregate sum of $201,564 has been advanced to the Company, together with express directions on what items were to be paid with such funds. When a final agreement is executed, it will be attached as an exhibit to a Form 8-K.

To date, the Company has primarily raised funds through private placements with accredited investors, often conducted through FINRA-registered broker/dealers. However, the Company anticipates, moving forward, it will need to raise capital using a combination of financial instruments and sources, that could also include strategic and/or institutional investors, including family offices and private equity, brokered equity or debt offerings with both public and private investors, and banks and other ag lending institutions, among others, although there can be no assurance it will be successful. Many of these financing options may involve dilution, potentially substantial, for current shareholders. Management intends to augment its access to capital by adding one or more staff members (or consultants) with experience in the capital markets, as well as utilizing its current contacts and relationships in the capital markets.

Bion is currently in discussions with several potential strategic partners in renewable energy – RNG and solar – and clean fuels, as well as reducing the carbon footprint of livestock production, especially beef. Some of these candidates have expressed an interest in investing in Bion and JV projects, and management believes that Bion will receive an investment from such a partner (as well as from other strategic partners from other parts of the value chain), although there can be no assurance that it will. Bion is now evaluating both European and U.S. renewable energy/ clean fuels developers, operators, and investors to determine the best fit for moving forward with AD/RNG development for its own beef project(s), access to clean fuels value chains for its low-carbon fertilizers, animal waste treatment for others, both here and in the EU, as well as a development partner in industrial and municipal opportunities. Bion believes that such a relationship would entail a direct investment in Bion, licensing fee, or some other ‘up front’ financial benefit to Bion.

To help alleviate short-term cash needs for continued operations, three affiliates of the Company (Greg Schoener, Interim COO & Director; Turk Stovall, Director; Bob Weerts, Director) and two shareholders (one of whom is the brother of Greg Schoener) have agreed to advance to the Company, through a newly formed LLC, up to $500,000 in consideration of a secured convertible promissory note. It is anticipated that others will join the LLC, although there can be no assurance they will. The note instrument and agreements have not been executed at this time because terms and other details have not been finalized yet; however, the group has begun advancing money to the Company. As of the date of the filing of this report, the aggregate sum of $201,564 has been advanced to the Company, together with express directions on what items were to be paid with such funds. When a final agreement is executed, it will be attached as an exhibit to a Form 8-K.

CONTRACTUAL OBLIGATIONS

We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

The Company entered into an agreement on September 23, 2021, to lease approximately four acres of land near Fair Oaks, Indiana, for the development site of its Initial Project.

The future minimum lease payment under noncancelable operating lease with terms greater than one year as of June 30, 2024:

From July 2024 to December 2024	56,250
Undiscounted cash flow	56,250
Less imputed interest	(2,274)
Total	53,976

The weighted average remaining lease term and discounted rate related to the Company’s lease liability as of June 30, 2024 were 0.5 years and 10%, respectively. The Company’s lease discount rate is generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s lease cannot be readily determined.

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

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2024, under the supervision and with the participation of the Company’s President and Principal Financial Officer (the same person), management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures. Based on that evaluation, the President and Principal Financial Office concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024 as a result of the material weakness in internal control over financial reporting discussed below.

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

Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2024. Our President and Principal Financial Officer concluded we have a material weakness due to our control environment, and one condition caused by this is an inadequate of segregation of duties as well as a lack of timely review and approval of related party transactions and a second condition is the a lack of timely review and approval of capitalized internal costs and interest. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. There is one person involved in the processing of the Company's accounting and banking transactions and a single person with overall supervision and review of the cash disbursements and receipts and the overall accounting process. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting duties. While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions to justify additional full time staff. As a result of this material weakness, we have implemented remediation procedures whereby in May 2006 we engaged an outside accounting and consulting firm with SEC and US GAAP experience to assist us with the preparation of our financial statements, evaluation of complex accounting issues and the implementation of systems to improve controls and review procedures over all financial statement and account balances. In December of 2021, there was a change made to a new outside accounting and consulting firm. We believe that this outside consultant's review improved our disclosure controls and procedures. If this review is effective throughout a period of time, we believe it will help remediate the segregation of duties material weakness. However, we may not be able to fully remediate the material weakness unless we hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.

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

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements and Policies

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors, executive officers and significant employees/consultants, along with their respective ages and positions are as follows:

Name	Age	Position

Directors and Officers:

Craig Scott	64	Chief Executive Officer and Director
Jon Northrop	81	Director
William Rupp	63	Director
Greg Schoener	56	Chief Operating Officer and Director
Salvatore Zizza	78	Director
Robert Weerts	72	Director
Edward T. Schafer	78	Director
Turk Stovall	48	Director

Stephen Craig (Craig) Scott (64) has been associated with Bion since 1993. Since that time he has been responsible for business and industry intelligence and analysis. He was with Bion full-time from 1996 to 2000, then periodically as a consultant through 2005. Craig rejoined Bion in 2006 and has held several senior positions, including Director of Communications, SVP – Capital Markets, and Head of Business Development. As of June 2024, he joined Bion’s Board of Directors and was subsequently named Interim Chief Executive Officer. Craig studied business and communications at Montana State and Denver-Metro Universities.

Jon Northrop (81) has served as our Secretary and a Director since March of 2003. Since September 2001 he has been self employed as a consultant with a practice focused on business buyer advocacy. Mr. Northrop is one of our founders and served as our Chief Executive Officer and a Director from our inception in September 1989 until August 2001. Before founding Bion Technologies, Inc., he served in a wide variety of managerial and executive positions. He was the Executive Director of Davis, Graham & Stubbs, one of Denver’s largest law firms, from 1981 to 1989. Prior to his law firm experience, Mr. Northrop worked at Samsonite Corporation’s Luggage Division in Denver, Colorado, for over 12 years. His experience was in all aspects of manufacturing, systems design and implementation, and planning and finance, ending with three years as the Division’s Vice President, Finance. Mr. Northrop has a bachelor’s degree in physics from Amherst College, Amherst, Massachusetts (1965), an MBA in Finance from the University of Chicago, Chicago, Illinois (1969), and spent several years conducting post graduate research in low energy particle physics at Case Institute of Technology, Cleveland.

Gregory (Greg) Schoener (56) currently serves as the Chief Operating Officer and as  a director of the company since June 1, 2024.He is a successful business owner and operator, serving the construction industry in Houston, Texas.  Mr. Schoener has broad management experience in the medical field as well as the construction industry.  Mr. Schoener is a Bion Shareholder since 2020.

William (Bill) Rupp (63) has served as a director of the company since February 15, 2023.He is a ‘meat industry leader’ who served as President of JBS Beef from 2010-2016 with responsibility for the leadership of JBS’s North American Beef business. He was CEO of Meyer Natural Foods from 2009-2010. Mr. Rupp served in various management roles for Cargill Beef from 1983 until 2009 where he was President from 1998-2008 with responsibility for Cargill’s global beef business with operations in US, Canada, Argentina, and Australia. He graduated from the University of South Dakota with a B.S. in Business Administration in 1983. Mr. Rupp also serves on the boards of Sustainable Beef, DecisionNext, Superior Lamb and Lumachain.

Salvatore J. Zizza (78) Salvatore Zizza has served as a director of Bion since February 15, 2023. He is presently President of Zizza & Associates Corp. a private holding company which invests in various industries and retired Chairman of BAM (Bethlehem Advanced Materials), which designs and manufactures high-temperature furnaces for sale and for its own use in the processing of specialty carbon, graphite and ceramic materials for semiconductor and aerospace applications, and Chairman of Bergen Cove Realty Inc., with substantial holdings in residential real estate. Mr. Zizza serves as Director & Chairman of Trans-Lux Corporation, a full-service provider of integrated multimedia systems for today’s communications environments (since 2018) and served on board since 2009. Mr. Zizza bought NICO Construction Company, Inc., in 1978 and was President and CFO until 1985 when NICO merged with The LVI Group Inc., a (NYSE), listed company. Prior to joining The LVI Group Inc., Mr. Zizza was an independent financial consultant and had been a lending officer of Chemical Bank. Mr. Zizza is also an investor in numerous private companies and real estate holdings. Mr. Zizza currently holds directorship positions at nineteen (19) Gabelli/GAMCO funds and trusts. He has been associated with this family of investment funds for over thirty (30) years. He received a Baccalaureate/Political Science, St. John’s University (1967) and a Master of Business Administration, St. John’s University (1972). In 2007 Mr. Zizza received a Doctor of Commercial Sciences (Honorary) from St. John’s University.

Robert (Bob) Weerts (72) Bob Weerts has been a member of The Company’s Board of Directors since July currently serves Director of the company since June 27, 2024.He is a successful entrepreneur from Winnebago, Minnesota where he serves on the City Council.  He founded and operates Erosion Control Plus, that serves county, state and federal highway projects; Blue Valley Sod, serving the upper Midwest since 1987; Green Energy & Development, active in recycling and composting and Bedrock Ready Mix.  He is actively involved with Umpqua Energy and was a founding member/Chairman of the Corn Plus Ethanol Plant.

Edward T. Schafer (78) Edward Schafer previously served the Company’s senior management team as Executive Vice Chairman and has been a member of the Company’s Board of Directors since January 1, 2011. Mr. Schafer had served as a consultant to Bion since July 2010. Mr. Schafer served as a director of Continental Resources (NYSE-CLR) 2011-2016. He also chairs the Board of Directors of Dynamic Food Ingredients. In addition, he has served on the Board of Governors of Amity Technology LLP since 2009. Mr. Schafer served as a trustee of the Investors Real Estate Trust (NASDAQGS-IRET) from September 2009 to October 2011. He also served as a trustee of the IRET from September 2006 through December 2007, when he resigned from the IRET’s Board to serve as Secretary of the U.S. Department of Agriculture under President George W. Bush.  Mr. Schafer, a private investor, is a two-term former Governor of North Dakota. He served as Chief Executive Officer of Extend America, a telecommunications company, from 2001 to 2006, and he has been a member of the Boards of RDO Equipment Co., a privately-owned agricultural and construction equipment company (August 2001 to July 2003) and the University of North Dakota Foundation (June 2005 to December 2007). Since 2019 Mr. Schafer has served on the Board of Directors of Cellular Biomedicine Group (NASDAQ: CBMG) and is Chairman of its Audit Committee. Mr. Schafer serves as a board member of the Center for Innovation at the University of North Dakota and is an adjunct professor at North Dakota State University. Mr. Schafer is a past chair of the Republican Governors Association, the Midwestern Governors’ Association, the Interstate Oil and Gas Compact, the Western Governors’ Association and served as the 29th United States Secretary of Agricultural from 2008 to 2009. Mr. Schafer holds a master’s degree in business administration from the University of Denver. Mr. Schafer brings the following experience, qualifications, attributes and skills to the Company: general business management, budgeting and strategic planning experience from his service as Chief Executive Officer of Extend America and extensive government, regulatory, strategic planning, budgeting administrative and public affairs experience from his service as Governor of North Dakota and Secretary of the US Department of Agriculture.

Turk Stovall (48) Turk Stovall  has been a member of The Company’s Board of Directors since June 27, 2024.  Mr. Stovall  is a fifth-generation Montana rancher and CEO/owner of Stovall Ranching Companies and Yellowstone Cattle Feeders.  Mr. Stovall  has held management positions with Certified Angus Beef, and North Platte Feeders.  Mr. Stovall serves as Second VP of the Montana Stockgrowers Association and has served on the Cattleman’s Beef Board by appointment of the US Secretary of Agriculture.  Mr. Stovall earned a BS in Animal Science from Montana State; an MS in Animal Science from Oklahoma State and an MBA from Purdue.

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

Advisory Group

The Company, which has only five full-time employees/consultants (all of whom are effectively ‘department heads’), has utilized many outside parties as consultants and contract workers for various roles to augment our management capabilities and expertise. Over the last year the Company has begun to establish a more formal ‘advisory’ relationship with some of these people to insure their availability for consultation by our senior management (separate from specific consulting engagements). At present, a) William Rupp (meat and beef industry), b) Matthew Lamb (agriculture/animal husbandry/dairy), c) Stanley Rapp (government affairs), d) Dennis Tristao (agricultural tech, engineering and agricultural/environmental policy), e) Dennis Bracht (organic seed, corn/feed grain cultivation and related matters), f) Steve Sands (former executive with performance Food Group), Chris Cook (head of business development for Syngenta), and g) Lily Edwards-Callaway, PhD (animal health and welfare expert), have accepted roles as members of our Advisory Group. The Company anticipates that additional persons will be added to this group over time.

ITEM 11. EXECUTIVE COMPENSATION.

The Company does not have a compensation committee due to its small size and limited resources. The Board of Directors directly reviews and authorizes all compensation matters.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid to, or accrued for, each of our current executive officers during each of our last two fiscal years.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	Other Compensation	Total

Mark A. Smith (3)	2024	$210,000	$—	$—	—	—	—	—	$210,000
President and Chief	2023	$300,000	$—	$—	—	—	—	—	$300,000
Financial Officer

Brightcap/Dominic Bassani (4)	2024	$134,333	$—	$—	—	—	—	—	$134,333
VP - Special Projects & Strategic	2023	$372,000	$—	$—	—	—	—	—	$372,000
Planning and Chief Operating Officer

William O'Neill	2024	$247,500	$—	$—	—	—	—	—	$247,500
Chief Executive Officer (5)	2023	$270,000	$—	$—	—	—	—	—	$270,000

(1)	Includes compensation paid by Bion Environmental Technologies, Inc. and our wholly owned subsidiaries.

(2)	Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 718.

(3)	Since October 2016, the Company approved a month-to-month contract extension with Smith which included a monthly deferred salary of $18,000 and the right to convert up to $300,000 of deferred compensation, at his sole election, at $0.75 per share until December 31, 2022 (which date was extended to January 15, 2025). Smith also has the right to convert his deferred compensation in whole or in part, at this sole election, at any time in an amount at "market" or into securities sold in the Company's most current/recent private offering. During fiscal year 2021 the Company paid Smith $13,460 for payroll taxes on his deferred compensation conversions which was treated as salary. During the fiscal year 2024, Smith’s compensation was reduced to $10,000 per month as of January 1, 2024 and Smith deferred $190,000 due to cash restraints of the company. Note: Mr. Smith retired effective July 31, 2024, and his salary ceased accruing at that time.

(4)	On February 10, 2015, Mr. Bassani agreed to an extension to continue his employment through December 31, 2017 at an annual salary of $372,000 effective January 1, 2015. During October 2016, Bassani was granted the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share which was expanded on April 27, 2017 to the right to convert up to $300,000). During February 2018, the Company agreed to the material terms of a binding two-year extension agreement. Bassani's annual salary will remain at $372,000 and the Company granted Bassani 2,000,000 fully vested options at $0.75 per share with an expiry date of December 31, 2024 which contain a 90% exercise price adjustment and the options may be extended for an additional 5 years at $0.01 per share per extension year. Note: Mr. Bassani passed away on November 11, 2023, and his salary ceased accruing at that time.

(5)	On May 1, 2022 William O'Neill joined the Company with an annual salary of $420,000 which includes $10,000 monthly deferred compensation to be paid at the discretion of the Board. There is an additional $1,500 per month health insurance allowance. Terms of the contract are thirty-seven months. O'Neill was previously paid as a contractor through Identifoods. O’Neill resigned as of May 31, 2024. Total payments for the years ended June 30, 2024 and June 2023, respectively were $20,000 and $318,000.

Employment Agreements:

Stephen Craig Scott (“Scott”) was appointed interim CEO on June 1, 2024. Scott has held various positions as employee/consultant with the Company since 1993 including Director of Communications, SVP – Capital Markets and Head of Business Development. On October 25, 2023, Scott entered into an agreement with the Company which included provisions for a monthly salary of $14,000 of which $2,000 is deferred. During the year ended June 30, 2024, Scott deferred substantial portions of his monthly salary to help the Company conserve cash. For the year ended June 30, 2024 and 2023, Scott was paid $64,000 and $144,000 respectively.

Gregory (Greg) Schoener (“Schoener”) currently serves as the interim COO of the company and as a Director since June 1, 2024. Schoener currently has no agreement with the Company and is not receiving any compensation.

Mark A. Smith (“Smith”) has held the positions of Executive Chairman, Director, President and General Counsel of Company and its subsidiaries under various agreements and terms from March 2003 (details regard earlier years and periods between 2003 and 2020 may be found in the Company’s prior Forms 10-K and other SEC filings) until his retirement on July 31, 2024. Pursuant to the extension agreements after expiration of agreements during the prior decades, Smith continued his agreement to: i) defer his cash compensation ($18,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation. Due to expiration of his most recent extension, Mr. Smith served the Company on a month-to –month basis through his retirement. On April 29, 2022, Smith’s nominal monthly salary was increased to $25,000, of which $5,000 was to be deferred each month, but, in actuality, much or all of his salary was deferred over recent years and then converted into securities of the Company by Smith. Mr. Smith may provide some transition related services for the Company on a consulting basis over the course of the current year.

Dominic Bassani (“Bassani”) served in senior management positions with the Company (as a full-time consultant) from 2001 until his death during 2023. See prior Forms 10-K for detailed summaries regarding his agreements and compensation (much of which was deferred) and/or taken in the form of securities of the Company.

William O’Neill (“O’Neill”) joined as the Company’s Chief Executive Officer (“CEO”) effective May 1, 2022. O’Neill had previously been working with the Company as a consultant and had been employed by the Company as its CEO during 2010-2011. The Company and O’Neill have entered into a thirty-seven (37) month employment agreement (subject to Board renewal for the final two (2) years during the 13th month) with compensation of $25,000 cash and $10,000 deferred compensation per month. An entity affiliated with O’Neill was issued 1,000,000 Incentive Warrants exercisable at $1.00 per share until April 30, 2026 of which up to 700,000 Incentive Warrants were cancellable until O’Neill’s agreement was re-affirmed at 13 months and/or fails to serve the entire contract term thereafter. These warrants each have a 75% exercise price adjustment if the terms set forth therein are met.  As set forth in the Employment Agreement, the Company and Wise Up Foods LLC (“WUF”) (an entity founded by O’Neill with which he continues to serve as a Director and of which O’Neill and his family members are majority owners) sets forth the intent to form “… a strategic alliance and committed to collaborate on projects each company has in their respective pipelines.  WUF and Bion will work together to use/create technology that will deliver the consumer verified sustainable results produced by Bion’s technology and technology platform.  The key to the strategic relationship is each company’s commitment to deliver real and verified results to the consumer – free of marketing hype and greenwashing…”. O’Neill elected not to complete his term and resigned from all positions effective May 31, 2024. As a result, 500,000 options that we not vested were forfeited and 304,743 warrants were cancel based on the terms of his contract.

Bassani, Smith and Schafer have each agreed (multiple times) to extend the maturity date of the outstanding 2020 Convertible Obligations and 2015 Convertible Notes (“CVObligations”) set forth in the paragraphs above from December 31, 2017 (initial maturity date) to January 15, 2025 (current maturity date) which is also the maturity date of all CV Obligations after adjustment.

Effective May 4, 2020 the Company agreed that all options and warrants owned (or subsequently acquired by conversion of CvObligations) by its officers, directors and key employees and consultants (including Craig Scott, Jon Northrop (director), Bassani, Smith and Schafer) and their donees be amended to: a) lower the exercise price to $0.75 for any options/warrants with higher exercise prices and b) extend the expiration dates to December 31, 2024. Subsequently, it was agreed that if any of the CVObligations are converted, the warrants in units received will be exercisable through a date 3 years after conversion date with exercise price adjustment provision effective two years after the date on which the converted portion of the CVObligations (as adjusted, if applicable) was accrued.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth the number of shares of common stock covered by outstanding stock option awards that are exercisable and unexercisable, and the number of shares of common stock covered by unvested restricted stock awards for each of our directors and named executive officers as of June 30, 2024.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Brightcap/ Dominic Bassani (2)	100,000	—	—	0.75	2025	—	—	—	—
Edward Schafer (1)	25,000	—	—	0.60	2024	—	—	—	—
Edward Schafer (1)	300,000	—	—	0.75	2024	—	—	—	—
Edward Schafer (1)	600,000	—	—	0.75	2024	—	—	—	—
Edward Schafer (2)	190,000	—	—	0.75	2024	—	—	—	—
Edward Schafer (1)	50,000	—	—	1.20	2026	—	—	—	—
Edward Schafer (1)	50,000	—	—	1.00	2025	—	—	—	—
Craig Scott (3)	175,000	—	—	0.60	2024	—	—	—	—
Craig Scott (3)	995,000	—	—	0.75	2024	—	—	—	—
Craig Scott (3)	100,000	—	—	1.00	2025	—	—	—	—
Craig Scott (3)	100,000	—	—	0.75	2026	—	—	—	—
Craig Scott (3)	100,000	—	—	1.20	2026	—	—	—	—
Craig Scott (3)	75,000	—	—	2.00	2026	—	—	—	—
Jon Northrop (3)	100,000	—	—	0.60	2026	—	—	—	—
Jon Northrop (3)	317.500	—	—	0.75	2026	—	—	—	—
Jon Northrop (3)	50,000	—	—	1.00	2026	—	—	—	—
Jon Northrop (3)	25,000	—	—	1.20	2026	—	—	—	—
Jon Northrop (3)	25,000	—	—	2.00	2026	—	—	—	—
Salvatore Zizza (3)	50,000	—	—	2.00	2026	—	—	—	—
William Rupp (3)	50,000	—	—	2.00	2026	—	—	—	—

(1)	Options are subject to a 75% execution/exercise price adjustment upon notice of intent to exercise under certain conditions.

(2)	Options are subject to a 90% execution/exercise price adjustment upon notice of intent to exercise under certain conditions.

(3)	Options are subject to a 50% execution/exercise price adjustment upon notice of intent to exercise under certain conditions.

Director Compensation

Members of the Board of Directors do not currently receive any cash compensation for their services as Directors, but are entitled to be reimbursed for their reasonable expenses in attending meetings of the Board. However, it is the Company's intention to begin to pay cash compensation to Board members at some future date (probably during the current fiscal year).

DIRECTOR COMPENSATION

The following table sets forth certain information regarding the compensation paid to directors during the fiscal year ended June 30, 2024:

Director Compensation

Name	Fees earned or paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Craig Scott	—	—	—	—	—	—	—
Jon Northrop	—	—	—	—	—	—	—
Greg Schoener	—	—	—	—	—	—	—
Edward Schafer	—	—	—	—	—	—	—
Salvatore Zizza	—	—	—	—	—	—	—
Robert Weerts	—	—	—	—	—	—	—
William Rupp	—	—	—	—	—	—	—
Turk Stovall	—	—	—	—	—	—	—

(1)	Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 718.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of August 1, 2024, the Registrant had 57,236,479 shares of common stock issued and 56,532,170 shares of common stock outstanding. (balance of 704,309 shares are owned by Centerpoint, the Company’s majority-owned subsidiary).

The following table sets forth certain information regarding the beneficial ownership of our common stock as of August 1, 2024 by:

  ● each person that is known by us to beneficially own more than 5% of our common stock;

  ● each of our directors;

  ● each of our executive officers and significant employees; and

  ● all our executive officers, directors and significant employees as a group.

Under the rules of the Securities and Exchange Commission, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable under stock options, warrants and convertible securities that are exercisable/convertible within sixty (60) days of August 1, 2024.  Those shares issuable under stock options, warrants and/or convertible securities are deemed outstanding for computing the percentage of each person holding options, warrants and/or convertible securities but are not deemed outstanding for computing the percentage of any other person.  The percentage of beneficial ownership schedule ‘Entitled to Vote’ is based upon 56,532,170 shares outstanding as of August 1, 2024.  The address for those individuals for which an address is not otherwise provided is c/o Bion Environmental Technologies, c/o PO Box 323, Old Bethpage, NY 11804.  To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting power and investment power with respect to all shares of common stock listed as owned by them.

Name and Address	Number	Percent of Class Outstanding	Entitled To Vote

Centerpoint Corporation(1) c/o PO Box 323 Old Bethpage, NY 11604	704,309	1.2%	—

Dominic Bassani Estate (2) 64 Village Hills Drive Dix Hills, NY 11746	11,168,793	16.8%	17%

Mark A. Smith(3) 401 N. Riverside Beach #408 Pompano Beach, FL 33062	5,421,275	9.4%	9.5%

Christopher B. Parlow(4) 23 Longbow Drive Commack, NY 11725	8,254,807	12.7%	12.8%

Danielle Lominy(5) c/o Dominic Bassani Estate 64 Village Hill Drive Dix Hills, NY 11746	8,244,803	12.7%	12.8%

Edward Schafer (6) c/o PO Box 323 Old Bethpage, NY 11804	3,039,138	5.0%	5.1%

Gregory W. Schoener (7) c/o Po Box 323 Old Bethpage New York, NY 11804	1,000,000	1.7%	1.8%

Robert Weerts (8) c/o Po Box 323 Old Bethpage New York, NY 11804	400,000	0.6%	0.7%

Turk Stovall (9) c/o PO Box 323 Old Bethpage NY 11804	0.0	0.0%	0.0%

Craig Scott (10) 3131 North Daffodil Dr. Billings, MT 59102	3,109,648	5.2%	5.2%

Jon Northrop (11) 59 Chestnut Street Westfield, NY 14787	638,135	1.1%	1.1%

Salvatore Zizza (12) 641 Lexington Avenue, 20th Floor New York, NY 10022	155,112	0.3%	0.3%

William Rupp (13) PO Box 536 Loveland, CO 80539	125,000	0.2%	0.2%

All executive officers and directors as a group (10 persons)	8,467,033	21.5%	21.8

(1)	Centerpoint Corporation is currently majority owned by the Company. Under Colorado law, Centerpoint Corporation is not entitled to vote these shares unless otherwise ordered by a court. These shares of common stock may be distributed to the shareholders of Centerpoint Corporation at a future date pursuant to a dividend declared during July 2004. The shares distributed to Bion, if any, will be cancelled immediately upon receipt.

(2)	Includes 535,221 shares, 1,215,000 shares underlying warrants held directly by Linda Bassani, and 909,747 shares held in IRA accounts. Also included are the shares set forth below owned (directly and indirectly) by Mr. Bassani’s daughter, Danielle Lominy (formerly Danielle Bassani) who resides within her residence and are included in Mrs. Bassani’s beneficial ownership for purposes of the calculation including: a) 570,000 shares directly b) 646,458 shares underlying warrants owned directly; and c) Danielle Lominy is the 50% beneficiary of the Dominic Bassani 2019 Irrevocable Trust (“2019Trust”) which owns: i) 3,000,000 warrants to purchase shares of the Company’s common stock and, as a result, Danielle Lominy is the beneficial owner of 1,500,000 shares underlying warrants and ii) $459,277.02 principal amount of the Company’s Adjusted 2020 Convertible Obligation (“CVObligation”) which is convertible @ $.0953 into 4,819,277 shares and 3,214,458 warrants and, as a result, Danielle Lominy is the beneficial owner of 2,409,639 shares underlying conversion of the Adjusted CVObligation and 1,607,229 shares underlying the warrants issuable on conversion of the Adjusted CVObligation. The total also includes: a) 747,998 shares of common stock and 498,915 underlying warrants that could be issued on the conversion (at the election of The Bassani Estate) of a convertible note in the amount of $373,999, (convertible @ $0.50 price) and b) 273,639 shares of common stock that could be issued on the conversion (at the election of The Bassani Estate) of a convertible note in the amount of $164,183.00 (convertible @ $0.60 price) and c) 222,962 shares of common stock that could be issued on the conversion (at the election of The Bassani Estate) of Adjusted Convertible Note in the amount of $7,906.66 (convertible @$.115 price) and d) 31,985 shares of common stock that could be issued on the conversion (at the election of The Bassani Estate) of deferred compensation in the amount of $11,834.15. Mrs. Bassani disclaims ownership of 1,511,477 shares underlying warrants held by the Danielle Christine Bassani Trust, which is separately itemized herein. Mrs. Bassani’s adult daughter Danielle Lominy (formerly Danielle Bassani), who resides within her residence, is the beneficiary of the Danielle Christine Bassani Trust and Mrs. Bassani is not one of the trustees of the trust. Mrs. Bassani further disclaims beneficial ownership of shares and warrants owned by various other family members (including Christopher Parlow who is itemized separately), none of whom live with her or are her dependents, and such shares are not included in this calculation.

(3)	Includes 2,850,422 shares held directly by Mr. Smith, and 62,535 shares held by Mr. Smith in an IRA. Also includes 1,626,123 shares held by Mr. Smith’s wife and 53,756 shares held in his wife’s IRA. Also includes 12,681 shares of common stock held by held by LoTayLingKyur Foundation and 86,754 shares of common stock held by LoTayLingKyur LLC which is controlled by Mr. Smith and his wife. Also includes 242,152 shares and 242,152 warrants underlying units that could be issued on the conversion by Mr. Smith of his 2020 Convertible Obligation in the aggregate amount of $121,075.58. Mr. Smith has the option to convert this amount into units with each unit consisting of 1 share of common stock and 1 warrant exercisable at $0.75 per share. The conversion price will be $.50 per unit. Also includes 244,700 shares of common stock that could be issued on the conversion (at the election of Mr. Smith) of deferred compensation in the amount of $80,751. Does not include shares and warrants owned by various other family members of which Mr. Smith disclaims beneficial ownership.

(4)	Includes 2,005 shares held directly by Christopher Parlow, 65,000 shares held jointly with wife, 250,000 shares owned by the Christopher Parlow Trust and 50,000 shares owned by Christopher Parlow’s minor daughters. Also includes 1,614,000 shares underlying warrants held by the Christopher Parlow Trust, 147,154 shares underlying warrants held jointly with wife, 150,000 warrants held directly by Mr. Parlow and 459,780 shares underlying warrants held by Mr. Parlow’s minor daughters. In addition, Christopher is the 50% beneficial owner of the Dominic Bassani 2019 Irrevocable Trust (“2019 Trust”) which owns 3,000,000 warrants to purchase shares of the Company’s common stock and as a result, Christopher Parlow is the beneficial owner of 1,500,000 shares underlying exercise of the warrants. Additionally, the 2019 Trust owns $459,277.02 principal amount of the Company’s Adjusted 2020 Convertible Obligations (“CVObligation”) which is convertible @$.0953 into 4,819,277 shares and 3,214,458 warrants. As a result, Christopher Parlow is the beneficial owner of 2,409,639 shares underlying conversion of the CVObligation and 1,607,229 shares underlying the warrants issuable on conversion of the CVObligation.

(5)	Includes 170,000 shares held directly by Danielle Lominy (formerly Danielle Bassani), 1,511,477 shares underlying warrants held by The Danielle Christine Bassani Trust, 400,000 shares owned by the Danielle Bassani Trust, 311,458 shares underlying warrants, 105,000 shares underlying warrants owned jointly with husband and 230,000 shares underlying warrants owned by Danielle Lominy’s minor daughter. In addition, Danielle is the 50% beneficial owner of the Dominic Bassani 2019 Irrevocable Trust (“2019 Trust”) which owns 3,000,000 warrants to purchase shares of the Company’s common stock and, as a result Danielle Lominy is the beneficial owner of 1,500,000 shares underlying exercise of the warrants. Additionally, the 2019 Trust owns $459,277.02 principal amount of the Company’s Adjusted 2020 Convertible Obligation (“CVObligation”) which is convertible @ $.0953 into 4,819,277 shares and 3,214,458 warrants. As a result, Danielle Lominy is the beneficial owner of 2,409,639 shares underlying conversion of the CVObligation and 1,607,229 shares underlying the warrants issuable on conversion of the CVObligation

(6)	Includes 158,254 shares held directly by Mr. Schafer, options to purchase 1,215,000 shares and warrants to purchase 23,934 shares. Also includes 1,070,021 shares and 535,011 warrants underlying units that could be issued on the conversion by Mr. Schafer of his Adjusted Convertible Obligation in the amount of $101,973. Mr. Schafer has the option to convert this amount into units with each unit consisting of 1 share of common stock and ½ warrant exercisable at $0.75 per share. The conversion price is $.0953 per unit. Also includes 36,918 shares of common stock that could be issued on the conversion (at the election of Mr. Schafer) by Mr. Schafer of his Adjusted September 2015 convertible note in the amount of $4,245.47. The conversion price will be $.115 per share.

(7)	Includes 700,000 shares held directly by Mr. Schoener and warrants to purchase 300,000 shares.

(8)	Includes 400,000 shares held directly by Mr. Weerts.

(9)	As of August 1, 2024, Mr. Stovall does not own any Bion Securities.

(10)	Includes 478,444 shares held directly by Mr. Scott, 4,000 shares held by his spouse, 1,545,000 shares underlying options and 573,747 shares underlying warrants held directly by Mr. Scott. The also includes 508,457 shares of common stock that could be issued on the conversion (at the election of Mr. Scott) of deferred compensation in the amount of $188,128.82.

(11)	Includes 120,635 shares held directly by Mr. Northrop and options to purchase 517,500 shares held by Mr. Northrop. Does not include shares or options owned by the adult children of Mr. Northrop nor his former wife.

(12)	Includes 105,112 shares of common stock and 50,000 shares of common stock underlying options held directly by Mr. Zizza.

(13)	Includes 50,000 shares of common stock underlying options and 75,000 shares of common stock underlying warrants held directly by Mr. Rupp.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

In January 2017 the Company engaged Eide Bailly LLP as its independent registered public accounting firm. The aggregate fees billed for the fiscal year ended June 30, 2023 by Eide Bailly LLP for professional services rendered for the audit of the Company's annual financial statements and reviews of interim financial statements included in the Company's quarterly reports on Form 10-Q (and related matters) were $54,325.

In December 2022 the Company engaged Haynie & Company as its independent registered public accounting firm. The aggregate fees billed for the fiscal year ended June 30, 2023 by Haynie & Company for professional services rendered for the audit of the Company’s annual financial statements and reviews of the interim financial statements included in the Company’s quarterly reports on Form 10-Q (and related matters) were $71,000.

The aggregate fees billed for the fiscal year ended June 30, 2024 by Haynie & Company for professional services rendered for the audit of the Company’s annual financial statements and reviews of the interim financial statements included in the Company’s quarterly reports on Form 10-Q (and related matters) were $83,000.

Audit Related Fees

There were no fees billed by Eide Bailly LLP for audit-related fees in each of the last two fiscal years ended June 30, 2023.

There were no fees billed by Haynie & Company for audit-related fees in the last fiscal year ended June 30, 2024.

Tax Fees

The aggregate fees billed for tax services rendered by Eide Bailly LLP for tax compliance and related services for the fiscal year ended June 30, 2023 was nil.

The aggregate fees billed for tax services rendered by Haynie & Company for tax compliance and related services for the year ended June 30, 2024 was $18,000.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit Number	Description and Location

3.1	Amended and Restated Articles of Incorporation of Bion Environmental Technologies, Inc., filed with the Secretary of State of the State of Colorado on April 11, 2022. (Incorporated by reference to Exhibit 3.1 filed with Form 8-K filed on April 12, 2022).
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 filed with Form 8-K filed on January 4, 2022).
10.1	Subscription Agreement dated January 10, 2002 between Bion Environmental Technologies, Inc. and Centerpoint Corporation regarding issuance of stock in exchange for cash and claims regarding Aprilia (Incorporated by reference to Exhibit 10.1 filed with Form 10SB12G on November 14, 2006).
10.2	Agreement dated March 15, 2002 and effective January 15, 2002 between Bion Environmental Technologies, Inc. and Centerpoint Corporation regarding purchase of warrant and management agreement (Incorporated by reference to Exhibit 10.2 filed with Form 10SB12G on November 14, 2006).
10.3	Agreement dated February 12, 2003 between Bion Environmental Technologies, Inc. and Centerpoint Corporation canceling provisions of the Subscription Agreement by and between Bion Environmental Technologies, Inc. and Centerpoint Corporation (Incorporated by reference to Exhibit 10.3 filed with Form 10SB12G on November 14, 2006).
10.4	Promissory Note and Security Agreement between Bion Environmental Technologies, Inc. and Bright Capital, LLC (Incorporated by reference to Exhibit 10.4 filed with Form 10SB12G on November 14, 2006).
10.5	Letter Agreement with Bright Capital, Ltd. (Incorporated by reference to Exhibit 10.8 filed with Form 10SB12G on November 14, 2006).
10.6	Amended Agreement with Centerpoint Corporation dated April 23, 2003 (Incorporated by reference to Exhibit 10.10 filed with Form 10SB12G on November 14, 2006).
10.7	Promissory Note and Conversion Agreement between Bion Environmental Technologies, Inc. and Mark A. Smith related to deferred compensation (Incorporated by reference to Exhibit 10.21 filed with Form 10SB12G on November 14, 2006).
10.8	Promissory Note and Conversion Agreement between Bion Environmental Technologies, Inc. and Bright Capital, Ltd. related to deferred compensation (Incorporated by reference to Exhibit 10.22 filed with Form 10SB12G on November 14, 2006).
10.9	Employment agreement with Mark A. Smith (Incorporated by reference to Exhibit 10.23 filed with Form 10SB12G on November 14, 2006).
10.10	Employment agreement with Bright Capital, Ltd. (Incorporated by reference to Exhibit 10.25 filed with Form 10SB12G on November 14, 2006).
10.11	Employment agreement with Jeff Kapell (Incorporated by reference to Exhibit 10.26 filed with Form 10SB12G on November 14, 2006).
10.12	Employment agreement with Jeremy Rowland (Incorporated by reference to Exhibit 10.27 filed with Form 10SB12G on November 14, 2006).
10.13	Office lease at 641 Lexington Avenue, 17th Floor, New York (Incorporated by reference to Exhibit 10.28 filed with Form 10SB12G on November 14, 2006).
10.14	2006 Consolidated Incentive Plan (Incorporated by reference to Exhibit 10.29 filed with Form 10SB12G on November 14, 2006).
10.15	Memo to Dominic Bassani & Bright Capital, Ltd. dated October 16, 2006 regarding Change in Title/Status of DB/Amendment to Brightcap Agreement (Incorporated by reference to Exhibit 10.30 filed with Form 10SB12G on November 14, 2006).
10.16	Promissory Note and Conversion Agreement for Mark Smith, dated January 1, 2007 (Incorporated by reference to Exhibit 10.31 filed with Form 10SB12G/A on February 1, 2007).
10.17	Promissory Note and Conversion Agreement for Bright Capital, Ltd., dated January 1, 2007 (Incorporated by reference to Exhibit 10.35 filed with Form 10SB12G/A on February 1, 2007).
10.18	Extension Agreement dated March 31, 2007 between the Company and Mark A Smith (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on April 3, 2007)
10.19	Form of Note dated March 31, 2007 in the amount of $151,645.89 in favor of Mark A. Smith (Incorporated by reference to Exhibit 10. 2 filed with Form 8-K filed on April 3, 2007)
10.20	Form of Note dated March 31, 2007 in the amount of $455.486.30 in favor of Bright Capital, Ltd. (Incorporated by reference to Exhibit 10.4 filed with Form 8-K filed on April 3, 2007)
10.21	Memorandum of Understanding with Kreider Farms (Incorporated by reference to Exhibit 99.1 filed with Form 8-K filed on February 27, 2008)
10.22	Subscription Agreement from Bright Capital, Ltd. (Incorporated by reference to Exhibit 99.1 filed with Form 8-K filed on June 3, 2008)

10.23	Amendment to 2006 Consolidated Incentive Plan (Incorporated by reference to Exhibit 99.2 filed with Form 8-K filed on June 3, 2008)
10.24	Agreement between the Company and Mark A. Smith dated May 31, 2008 (Incorporated by reference to Exhibit 99.3 filed with Form 8-K filed on June 3, 2008).
10.25	2007 Series AB Convertible Promissory Note (Incorporated by reference to Exhibit 99.1 filed with Form 8-K filed on June 19, 2008).
10.26	Promissory Note between Bion Environmental Technologies, Inc. and Dominic Bassani (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on September 30, 2008).
10.27	Promissory Note between Anthony Orphanos and Bion dated October 30, 2008, Guaranteed by Dominic Bassani (Incorporated by reference to Exhibit 10.3 filed with Form 8-K filed on November 13, 2008).
10.28	Addendum to Settlement Agreement and Release Stipulation from Bion, Bion Dairy and Mark Smith dated October 31, 2008 (Incorporated by reference to Exhibit 10.4 filed with Form 8-K filed on November 13, 2008).
10.29	Kreider Farms Agreement (September 25, 2008): REDACTED (Incorporated by reference to Exhibit 10.1 filed with Form 10-Q filed on November 14, 2008).
10.30	Amendment #3 to 2006 Consolidated Incentive Plan (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on January 6, 2009).
10.31	Agreement between Bright Capital, Ltd. and Dominic Bassani and Bion effective January 11, 2009 (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on January 15, 2009).
10.32	Agreement between Mark A. Smith and Bion effective January 12, 2009 (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on January 15, 2009).
10.33	Orphanos Extension Agreement dated January 13, 2009 (Incorporated by reference to Exhibit 10.3 filed with Form 8-K filed on January 15, 2009).
10.34	Lease Agreement between Ronald Kreider and Kreider Farms and Bion PA 1 LLC dated June 26, 2009 (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on July 2, 2009).
10.35	Capitalization Agreement between Bion Companies and Bion PA 1 LLC dated June 30, 2009 (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on July 2, 2009).
10.36	Extension Agreement with Mark A. Smith. (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on August 18, 2010).
10.37	Agreement with Edward Schafer (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on August 18, 2010).
10.38	Accepted Funding Offer (base loan agreement) (without exhibits) with PENNVEST for Kreider Farms Project Loan -- effective November 3, 2010 (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on November 3, 2010).
10.39	Short Form Agreement (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on November 22, 2010).
10.40	Resume of William O’Neill. (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on November 22, 2010).
10.41	Loan & Security Agreement with Milestone Bank (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on December 6, 2010).
10.42	O'Neill Employment Agreement (dated December 22, 2010) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on December 6, 2010).
10.43	Schafer Employment Agreement (dated December 21, 2010) (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on December 6, 2010).
10.44	Biography of Edward T. Schafer (Incorporated by reference to Exhibit 10.3 filed with Form 8-K filed on December 6, 2010).
10.45	Kreider Farms Clarification Agreement (Incorporated by reference to Exhibit 10.3 filed with Form 8-K filed on March 16, 2011).
10.46	Resignation of William O’Neill (effective May 13, 2011) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on May 13, 2011).
10.47	PADEP Certification of Kreider Poultry Credits (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on June 1, 2011).
10.48	Bassani/Bright Capital Extension Agreement (executed August 31, 2011) (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on September 2, 2011).
10.49	Smith Extension Agreement (executed August 31, 2011) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on September 2, 2011).
10.50	Bloom Employment Agreement (executed September 30, 2011) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on October 4, 2011).

10.51	Extension/Conversion Agreement with Smith and Bassani (dated March 31, 2012) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on April 4, 2012).
10.52	Memorialization of extension of Maturity of Bassani convertible deferred compensation (dated July 31, 2012) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on August 3, 2012).
10.53	Memorialization of Smith Extension Agreement (dated August 14, 2012) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on August 21, 2012).
10.54	Memorialization of Bassani Extension Agreement (dated August 14, 2012) (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on August 21, 2012).
10.55	Memorialization of Schafer Agreement (dated August 21, 2012) (Incorporated by reference to Exhibit 10.3 filed with Form 8-K filed on August 21, 2012).
10.56	Board Ratification dated May 5, 2013 (Incorporated by reference to Exhibit 10.1 filed with Form 10-Q filed on May 14, 2013).
10.57	Demand Promissory Note dated May 13, 2013 (Incorporated by reference to Exhibit 10.2 filed with Form 10-Q filed on May 14, 2013).
10.58	Pennvest Demand Letter (dated September 25, 2014) (Incorporated by reference to Exhibit 10.92 filed with Form 10-K filed on September 26, 2014).
10.59	Extension Agreement with Mark A. Smith (w/o exhibits) (February 10, 2015) (Incorporated by reference to Exhibit 10.1 filed with Form 10-Q filed on February 11, 2015).
10.60	Extension Agreement with Dominic Bassani (w/o exhibits) (February 10, 2015) (Incorporated by reference to Exhibit 10.2 filed with Form 10-Q filed on February 11, 2015).
10.61	Agreement with Edward Schafer (w/o exhibits) (February 10, 2015) (Incorporated by reference to Exhibit 10.3 filed with Form 10-Q filed on February 11, 2015).
10.62	Convertible Promissory Note between the Company and Dominic Bassani dated September 8, 2015 (Incorporated by reference to Exhibit 10.96 filed with Form 10-K filed on September 22, 2015).
10.63	Convertible Promissory Note between the Company and Edward Schafer dated September 8, 2015 (Incorporated by reference to Exhibit 10.97 filed with Form 10-K filed on September 22, 2015).
10.64	Convertible Promissory Note between the Company and Anthony Orphanos dated September 8, 2015 (Incorporated by reference to Exhibit 10.98 filed with Form 10-K filed on September 22, 2015).
10.65	Kreider Poultry Joint Venture Agreement (May 5, 2016) (Incorporated by reference to Exhibit 10.1 filed with Form 10-Q filed on May 9, 2016).
10.66	Bassani Warrant Purchase effective August 1, 2018 (Incorporated by reference to Exhibit 10.100 filed with Form 10-K filed on September 24, 2019).
10.67	Smith Warrant Purchase effective August 1, 2018 (Incorporated by reference to Exhibit 10.101 filed with Form 10-K filed on September 24, 2019).
10.68	Amendment #9 to 2006 Consolidated Incentive Plan, as amended (Incorporated by reference to Exhibit 10.102 filed with Form 10-K filed on September 24, 2019).
10.69	Lease (executed September 23, 2021) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on September 29, 2021).
10.70	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 filed with Form 10SB12G on November 14, 2006).
10.71	Buflovak/Hebeler Purchase Order (January 28, 2022)(without Technical Details and Standard Terms and Conditions) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on February 1, 2022)
10.72	Agreement with BioNTech SE re sale/purchase of domain name <biontech.com> (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on March 25, 2022)
10.73	Bion Environmental Technologies, Inc. 2021 Equity Incentive Award Plan. (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on January 4, 2022).
10.74	William O’Neill Employment Agreement (effective May 1, 2022) (without exhibits). (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on May 3, 2022).
10.75	Letter of Intent with Ribbonwire Ranch (July 20, 2022). (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on July 27, 2022).
10.76	Letter of Intent Transparency Wise LLC (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on November 17, 2023).
10.77	Form of Bassani Family Agreement (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on April 3, 2024).
10.78	Form of MAS Agreement (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on April 3, 2024).
10.79	S. Craig Scott Resume (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on June 4, 2024).
10.80	Gregory Schoener Background (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on June 4, 2024).
10.81	Turk Stoval Resume (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on June 20, 2024).
10.82	Bassani Family 20% Give Back List dated 6/30/2024 (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on July 3, 2024).
10.83	OMRI Status Notification for Bion (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on August 29, 2024).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Filed herewith electronically.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Filed herewith electronically.
32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350. Furnished*
32.2	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350. Furnished*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Bion Environmental Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bion Environmental Technologies, Inc. (the Company) as of June 30, 2024 and 2023 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Equity Transactions

As discussed in Note 6 and Note 7 to the financial statements, the Company has numerous equity-based agreements, including stock options and warrants issued for services and debt convertible into units (which include common stock and warrants). These agreements require management to estimate the value of options and warrants issued for services on the measurement date or include complicated calculations when debt is converted to equity. During the year ended June 30, 2024, the Company recorded stock-based compensation expense (including options, warrants, and units issued to employees and for services) of $85,994, warrant modifications of $150,206, and a $140,941 of debt converted to common stock.

Our audit procedures required a significant amount of time performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. Those procedures included gaining an overall understanding of the Company’s process for estimating fair value and the related calculations. We read the related equity-based agreements verifying the terms of each agreement to the Company’s calculations and ensuring the mathematical accuracy. We evaluated the assumptions used by management to develop their estimates and considered the relevant accounting guidance.

/s/ Haynie & Company

We have served as the Company’s auditor since 2023.

Salt Lake City, Utah

September 30, 2024

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2024	2023

ASSETS

Current assets:
Cash	$52,212	$625,964
Prepaid expenses	16,723	16,785
Deposits and other assets	6,000	6,000

Total current assets	74,935	648,749

Operating lease right-of-use asset	36,622	93,875
Property and equipment, net (Note 3)	695	6,851,009

Total assets	$112,252	$7,593,633

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$2,703,651	$677,136
Deferred compensation (Note 4)	890,223	864,781
Convertible notes payable - affiliates (Note 5)	1,708,649	—
Convertible bridge note payable (Note 5)	418,659	—
Operating lease liability, current (Note 8)	36,431	75,000

Total current liabilities	5,757,613	1,616,917

Operating lease liability, long term (Note 8)	—	29,068
Convertible notes payable (Note 5)	125,567	—
Convertible notes payable - affiliates (Note 5)	—	1,715,970

Total liabilities	5,883,180	3,361,955

Equity (deficit):
Common stock, no par value, 250,000,000 shares authorized, 57,227,248 and 48,044,790 shares issued, respectively; 56,522,939 and 47,340,480 shares outstanding, respectively	—	—
Additional paid-in capital	133,623,927	131,935,418
Subscription receivable - affiliates (Note 7)	(504,650)	(504,650)
Accumulated deficit	(138,927,778)	(127,236,663)

Total Bion's stockholders’ equity (deficit)	(5,808,501)	4,194,105

Noncontrolling interest	37,573	37,573

Total equity (deficit)	(5,770,928)	4,231,678

Total liabilities and (deficit)	$112,252	$7,593,633

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2024 AND 2023

	2024	2023

Revenue	$—	$—

Operating expenses:
General and administrative (including stock-based compensation)	2,045,849	3,072,163
Depreciation	1,582	1,645
Research and development (including stock-based compensation)	23,416	82,759

Total operating expenses	2,070,847	3,156,567

Loss from operations	(2,070,847)	(3,156,567)

Other (income) expense:
Interest income	(652)	(5,836)
(Gain) on disposal of assets	972	—
Interest expense	159,523	38,384
Loss on asset impairment	9,460,425	—

Total other expense	9,620,268	32,548

Net (loss)	(11,691,115)	(3,189,115)

Net (loss) attributable to the noncontrolling interest	—	—

Net (loss) applicable to Bion's common stockholders	$(11,691,115)	$(3,189,115)

Net (loss) applicable to Bion's common stockholders per basic and diluted common share	$(0.22)	(0.07)

Weighted-average number of common shares outstanding:
Basic and diluted	51,995,654	45,038,479

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED JUNE 30, 2024 AND 2023

	Bion's Stockholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional	Subscription Receivables for	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	Shares	deficit	interest	equity/(deficit)

Balances, July 1, 2022	—	$—	—	$—	43,758,820	$—	123,620,046	$(504,650)	$(124,047,548)	$37,573	$(894,579)
Sale of units	—	—	—	—	1,321,530	—	1,906,230	—	—	—	1,906,230
Sale of common stock	—	—	—	—	2,000,000	—	2,000,000	—	—	—	2,000,000
Warrants exercised for common shares	—	—	—	—	175,114	—	131,335	—	—	—	131,335
Issuance of units for services	—	—	—	—	82,259	—	130,000	—	—	—	130,000
Issuance of warrants for services	—	—	—	—	—	—	62,563	—	—	—	62,563
Conversion of debt and liabilities	—	—	—	—	1,542,514	—	186,462	—	—	—	186,462
Vesting of options for employees and services	—	—	—	—	—	—	249,744	—	—	—	249,744
Commissions on sale of units	—	—	—	—	—	—	(86,400)	—	—	—	(86,400)
Modification of warrants - non-cash comp	—	—	—	—	—	—	154,932	—	—	—	154,932
Modification of warrants - interest	—	—	—	—	—	—	72,589	—	—	—	72,589
Debt modification	—	—	—	—	—	—	3,507,917	—	—	—	3,507,917
Net loss	—	—	—	—	—	—	—	—	(3,189,115)	—	(3,189,115)
Balances, June 30, 2023	—	$—	—	$—	48,880,237	$—	$131,935,418	$(504,650)	$(127,236,663)	$37,573	$4,231,678
Sale of units	—	—	—	—	593,589	—	610,742	—	—	—	610,742
Warrants exercised for common shares	—	—	—	—	38,000		28,500				28,500
Warrants exercised under cashless exercise	—	—	—	—	6,131,945	—	—	—	—	—	—
Options exercised under cashless exercise	—	—	—	—	3,661	—	—	—	—	—	—
Issuance of units for services	—	—	—	—	89,847	—	112,321	—	—	—	112,321
Issuance of warrants for services					—	—	5,000				5,000
Vesting of options for employees and services	—	—	—	—	—	—	(18,315)	—	—	—	(18,315)
Vesting of warrants for employees and services	—	—	—	—	—	—	(13,012)	—	—	—	(13,012)
Debt Modification	—	—	—	—	—	—	(33,720)	—	—	—	(33,720)
Giveback of convertible liabilities and debt from affiliates	—	—	—	—	—	—	726,236				726,236
Conversion of debt and liabilities	—	—	—	—	1,489,969	—	140,951	—	—	—	140,951
Modification of warrants	—	—	—	—	—	—	150,206	—	—	—	150,206
Commissions on sale of units	—	—	—	—	—	—	(20,400)	—	—	—	(20,400)
Net loss	—	—	—	—	—			—	(11,691,115)	—	(11,691,115)
Balances, June 30, 2024	—	$—	—	$—	57,227,248	$—	$133,623,927	$(504,650)	(138,927,778)	$37,573	$(5,770,928)

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2024 AND 2023

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(11,691,115)	$(3,189,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,582	1,645
Impairment of assets	9,460,425	—
Accrued interest on loans payable, deferred compensation and other	159,523	38,384
Stock- based compensation	(16,325)	249,744
Stock-based compensation for services	112,321	130,000
Modification of warrants	—	154,932
Warrants issued for compensation for services	5,000	62,563
Decrease in prepaid expenses	62	140,765
(Decrease) in deposits in other assets	—	(5,000)
Increase (decrease) in accounts payable and accrued expenses	345,410	(879,618)
Decrease (increase) in operating lease assets and liabilities	(10,384)	27,116
Increase in deferred compensation	784,332	340,000

Net cash used in operating activities	(849,169)	(2,928,584)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(869,398)	(3,557,059)
Disposal of property and equipment	973	—

Net cash used in investing activities	(868,425)	(3,557,059)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of units	610,742	3,906,230
Proceeds from sale of warrants	—	131,335
Commissions on sale of warrants	(20,400)	(86,400)
Proceeds from convertible bridge loan	400,000	—
Proceeds from convertible notes loan	125,000
Proceeds from exercise of warrants	28,500	—

Net cash provided by financing activities	1,143,842	3,951,165

Net decrease in cash	(573,752)	(2,534,478)

Cash at beginning of year	625,964	3,160,442

Cash at end of year	$52,212	$625,964

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Non-cash investing and financing transactions:
Adjustment for debt modification	$—	$3,507,917
Adjustment for debt modification from giveback agreements	$17,734	—
Adjustment for deferred compensation modification from giveback agreements	$708,502	—
Conversion of debt and liabilities into common units	$140,951	$186,462
Conversion of debt and liabilities into notes payable	$—	$23,943
Conversion of deferred compensation to notes payable	$80,767	$90,000
Capitalized interest in property and equipment	$62,163	$179,984
Purchase of property and equipment for accounts payable	$1,681,105	$220,052

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2024 AND 2023

1.       BUSINESS AND ORGANIZATION:

Nature of Operations

Bion Environmental Technologies, Inc.'s ("Bion," "Company," "We," "Us," or "Our") was incorporated in 1987 in the State of Colorado.

Our patented and proprietary technology was developed to provide advanced waste treatment and resource recovery for large-scale livestock production facilities (also known as “Concentrated Animal Feeding Operations” or “CAFOs"). Our Gen3Tech can largely mitigate the environmental problems of CAFOs, while simultaneously improving operational/ resource efficiencies by recovering high-value co-products from the waste stream, including renewable energy and nutrients. Bion is focused on the ‘feeder’ space of the livestock production/value chain, primarily in the beef industry because we believe it faces the most challenges of all the livestock sectors and can benefit the most from the application of Bion’s technology and business strategy.

We believe that the best opportunity for the Company to prove its sustainable beef concept at this time is with the Stovall Ranch JV in Montana. In June 2024, Bion formed a strategic relationship with Turk Stovall and Stovall Ranching Companies. Bion and Stovall have agreed to establish a JV, to be led by Mr. Stovall, with the goal of developing a 15,000-head sustainable beef project at Stovall’s Yellowstone Cattle Feeders (‘YCF’) location in Shepherd, Montana. We anticipate establishing the Stovall-Bion JV and creating related distribution agreements with key value chain partners during the current calendar year, with the intent to begin construction before the end of 2024. Advancing the Stovall-Bion JV project is our primary focus, although we are also expending resources evaluating our ARS as a standalone ammonia control solution.

Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern.

The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing JVs and proposed projects will not be sufficient to offset operating and capital costs (for Projects) for a minimum of two to five years. Further, there are no assurances that the Company will ultimately be successful in its efforts to develop and construct its Projects and market its Systems; but, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms. The aggregate effect of these factors raises substantial doubt about the Company’s ability to continue as a going concern.

During the year ended June 30, 2024, a one-time, non-recurring, non-cash charge of $9,460,425 was incurred by the Company in connection with a write-down of the capitalized carrying value of the Initial Project (at Fair Oaks, Indiana) because the Initial Project was recently reclassified as largely a research & development facility and is located on land subject to a short term lease (as described above in Item 7, Management’s Discussion and Analysis). This charge reduced the Company shareholders’ equity to ($5,808,501) and resulted in a loss of $11,691,115 for the 2024 fiscal year. Current liabilities were approximately $5.8 million and $1.6 million at June 30, 2024 and 2023, respectively, the increase of approximately $4.2 million was largely due to an increase in ‘accounts payable and accrued expenses’ and debt moving from long term to current liabilities. Similarly, the Company’s cash on hand decreased from approximately $626,000 to approximately $52,000 over the same period. The Company’s extreme difficulty in obtaining needed funds during the entire 2024 fiscal year has continued throughout the first quarter of the current fiscal year to date. See NOTE 1. Going Concern and Management’s Plans, Plan of Operations and Outlook and ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 11 Subsequent Events.

The constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company’s efforts to operate and develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company is able to raise needed funds during the remainder of the current fiscal year (and subsequent periods), of which there is no assurance, management will not need to consider deeper cuts (including additional personnel cuts) and/or curtailment of ongoing activities including research and development activities. The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects. The Company anticipates that it will seek to raise from $20,000,000 to $80,000,000 or more debt and/or equity through joint ventures, strategic partnerships and/or sale of its equity securities (common, preferred and/or hybrid) and/or debt (including convertible) securities, and/or through use of ‘rights’ and/or warrants (new and/or existing) and/or through other means during the next twelve months. However, as discussed above, there is no assurance, especially in light of the difficulties the Company has experienced in many recent years and the extremely unsettled capital markets that presently exist for small pre-revenue companies like us, that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business and Projects. Ultimately, in the event the Company cannot secure additional financial resources, or complete a strategic transaction in the longer term, the Company may need to curtail or suspend its operational plans or current initiatives, or potentially liquidate its business interests, and investors may lose all or part of their investment.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2024 AND 2023

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management’s plans with regard to these conditions.

Management’s Plan

To help alleviate short-term cash needs and continue current operations, three affiliates of the Company (Greg Schoener, Interim COO & Director; Turk Stovall, Director; Bob Weerts, Director) and two shareholders (one of whom is the brother of Greg Schoener) have agreed to advance to the Company, through a newly formed LLC, up to $500,000 in consideration of a secured convertible promissory note. It is anticipated that additional investors will join the LLC, and that the funds available to Bion will increase, although there can be no assurance they will. The note instrument and agreements have not been executed at this time because terms and other details have not been finalized yet; however, the group has begun advancing money to the Company. As of the date of the filing of this report, the aggregate sum of $201,564 has been advanced to the Company, together with express directions on what items were to be paid with such funds. When a final agreement is executed, it will be attached as an exhibit to a Form 8-K.

To date, the Company has primarily raised funds through private placements with accredited investors, often conducted through FINRA-registered broker/dealers. However, the Company anticipates, moving forward, it will need to raise capital using a combination of financial instruments and sources, that could also include strategic and/or institutional investors, including family offices and private equity, brokered equity or debt offerings with both public and private investors, and banks and other ag lending institutions, among others, although there can be no assurance it will be successful. Many of these financing options may involve dilution, potentially substantial, for current shareholders. Management intends to augment its access to capital by adding one or more staff members (or consultants) with experience in the capital markets, as well as utilizing its current contacts and relationships in the capital markets.

Bion is currently in discussions with several potential strategic partners in renewable energy – RNG and solar – and clean fuels, as well as reducing the carbon footprint of livestock production, especially beef. Some of these candidates have expressed an interest in investing in Bion and JV projects, and management believes that Bion will receive an investment from such a partner (as well as from other strategic partners from other parts of the value chain), although there can be no assurance that it will. Bion is now evaluating both European and U.S. renewable energy/ clean fuels developers, operators, and investors to determine the best fit for moving forward with AD/RNG development for its own beef project(s), access to clean fuels value chains for its low-carbon fertilizers, animal waste treatment for others, both here and in the EU, as well as a development partner in industrial and municipal opportunities. Bion believes that such a relationship would entail a direct investment in Bion, licensing fee, or some other ‘up front’ financial benefit to Bion.

The Company continues to explore sources of additional financing to satisfy its current operating requirements and future growth needs. The Company has faced substantial demand for capital and operating expenditures for the fiscal year 2024 that we anticipate will increase during the 2025 fiscal year and periods thereafter as we move toward commercial implementation of our 3G Tech and development of JVs (including costs associated with additions of personnel to carry out the business activities of the Company). As a result, the Company has faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring most of their cash compensation and/or are accepting compensation in the form of securities of the Company and members of the Company's senior management have from time-to-time made loans to the Company in the past and may do so in future periods.

To help alleviate short-term cash needs for continued operations, three affiliates of the Company (Greg Schoener, Interim COO & Director; Turk Stovall, Director; Bob Weerts, Director) and two shareholders (one of whom is the brother of Greg Schoener) have agreed to advance to the Company, through a newly formed LLC, up to $500,000 in consideration of a secured convertible promissory note. It is anticipated that others will join the LLC, although there can be no assurance they will. The note instrument and agreements have not been executed at this time because terms and other details have not been finalized yet; however, the group has begun advancing money to the Company. As of the date of the filing of this report, the aggregate sum of $201,564 has been advanced to the Company, together with express directions on what items were to be paid with such funds. When a final agreement is executed, it will be attached as an exhibit to a Form 8-K.

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

YEARS ENDED JUNE 30, 2024 AND 2023

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

Cash and cash equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents. As of June 30, 2024 and June 30, 2023 there are no cash equivalents.

Property and equipment:

Property and equipment are stated at cost and are depreciated, when placed into service, using the straight-line method over the estimated useful lives of the related assets, generally three to twenty years. The Company capitalizes all direct costs and all indirect incrementally identifiable costs related to the design and construction of its Integrated Projects such as consulting fees, internal salaries and benefits and interest. The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized based on the amount by which the carrying value of the assets or asset group exceeds its estimated fair value and is recognized as a loss from operations.

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

YEARS ENDED JUNE 30, 2024 AND 2023

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

YEARS ENDED JUNE 30, 2024 AND 2023

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

Income (Loss) per share:

Basic income (loss) per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share assumes the conversion, exercise, or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the income (loss) per share or increase the earnings per share. During the years ended June 30, 2024 and 2023, the basic and diluted income (loss) per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants and options (as if exercised) and convertible securities (as if converted) that have been excluded from the calculation of basic income (loss) per share:

	June 30, 2024	June 30, 2023
Warrants	17,147,725	22,543,765
Options	5,001,600	12,006,600
Convertible debt	9,340,750	9,922,769

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2024 AND 2023

The following is a reconciliation of the denominators of the basic and diluted income (loss) per share computations for the years ended June 30, 2024 and 2023.

	Year ended June 30, 2024	Year ended June 30, 2023
Shares issued – beginning of period	48,880,237	43,758,820
Shares held by subsidiaries (Note 6)	(704,309)	(704,309)
Shares outstanding – beginning of period	48,175,928	43,054,511
Weighted average shares issued during the period	3,819,726	1,983,968
Diluted weighted average shares – end of period	51,995,654	45,038,479

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

3.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	June 30, 2024	June 30, 2023
Computers and office equipment	12,607	15,156
Initial Project: construction in process	0	6,847,760
Property and equipment, gross	12,607	6,862,916
Less accumulated depreciation	(11,912)	(11,907)
Property and equipment, net	$695	$6,851,009

The 3G1 project (“Initial Project”) began in July of 2021, with a lease signed on land October 1, 2021 (Note 8). Once the lease commenced the Company moved into construction phase. The balance for the Initial Project construction in process includes $74,144 and $211,984 for capitalized interest and $135,648 and $135,648 in non-cash compensation as of June 30, 2024 and 2023, respectively.

Management previously believed that the Initial Project had reached the point where it could be appropriately deemed ‘placed in service’ at January 1, 2024. However, discussions with the key technical and engineering personnel involved at the Initial Project during the recently concluded quarter convinced management that such a characterization was premature as some key modules had not yet been completed and/or fully tested. Additionally, due to some recent equipment break-downs, the Initial Project is currently in maintenance mode rather than conducting operations while the Company awaits required replacement parts and subsequent repairs. This process has been slowed by the Company’s ongoing difficulties in raising needed funds for its activities. The Company’s Board of Directors re-evaluated the classification/status of the Initial Project as part of the Company’s annual review process and determined that the Initial Project had been ‘placed in service’ at the June 30, 2024 fiscal year end. Further, after extensive discussion, it was determined that ‘carrying value’ of the Initial Project on the Company balance sheet as of that date be reduced to $0 in order to conform to the applicable accounting literature and guidance that the Company’s management had received because the Initial Project is: i) largely a research & development facility and ii) is located on land subject to a short term lease. As a result, a large ‘one time/non-recurring’ ‘non-cash’ charge of $9,460,425 has been taken by the Company at June 30, 2024.

Depreciation expense was $1,582 and $1,645 for the years ended June 30, 2024 and 2023, respectively.
F-13

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2024 AND 2023

4.       DEFERRED COMPENSATION:

The Company owes deferred compensation to various employees, former employees and consultants totaling $890,223 and $864,781 as of June 30, 2024 and 2023, respectively. Included in the deferred compensation balances as of June 30, 2024, are $160,133 owed Craig Scott (“Scott”), the Company’s current CEO, $367,500, owed William O’Neill (“O’Neill”), the Company’s former CEO (until May 31, 2024), $11,834 owed the estate/heirs of Dominic Bassani (“Bassani”), the Company’s recently deceased former Chief Operating Officer (who was Chief Executive Officer until through April 30, 2022) (NOTE: Dominic Bassani passed away on November 11, 2023.), and $75,748 owed Mark A. Smith (“Smith”), the Company’s recently retired President, respectively.

The sums owed to Bassani and Smith are owed pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, accrues interest at 4% per annum and can be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month. The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month. The deferred compensation owed Bassani and Smith as of June 30, 2023 was $527,058 and $20,167, respectively.

O’Neill is owed a balance of $367,500 and $140,000 at June 30, 2024 and 2023, respectively, pursuant to his 2021 employment agreement. There is no interest accrual or conversion rights related to the deferred balance. O’Neill terminated his service to the Company prior to the full term of his agreement.

The Company owes deferred compensation to Craig Scott of $160,133 and $53,612 at June 30, 2024 and 2023, respectively, with similar conversion terms as those described above for Bassani and Smith, with the exception that the interest accrues at 0% to 3% per annum.

The Company also owes various consultants and an employee, pursuant to various agreements, for deferred compensation of $202,509 and $51,444 as of June 30, 2024 and 2023, respectively, with similar conversion terms as those described above for Bassani and Smith, with the exception that the interest accrues at 0% to 3% per annum. The Company also owes a former employee $72,500, which is not convertible and is non-interest bearing. Bassani and Smith have each been granted the right to convert up to $300,000 of deferred compensation balances at a price of $0.75 per share until January 15, 2025 into common shares (to be issued pursuant to the 2006 Plan). Smith also has the right to convert all or part of his deferred compensation balance into the Company’s securities (to be issued pursuant to the 2006 Plan) “at market” and/or on the same terms as the Company is selling or has sold its securities in its then current (or most recent if there is no current) private placement. Smith also received the right to transfer future deferred compensation to his 2020 Convertible Obligation at his election but such right is no longer in force.

The Company recorded interest expense of $30,379 ($25,893 with related parties) and $19,983 ($17,716 with related parties) for the years ended June 30, 2024 and 2023, respectively.

5.       CONVERTIBLE NOTES PAYABLE:

Adjusted 2020 Convertible Obligations and Adjusted September 2015 Convertible Notes

Effective February 1, 2023, three (3) directors/officers of the Company agreed to adjust the provisions of long term convertible obligations (including most of the 2020 Convertible Obligations and September 2015 Convertible Notes --- see below) owed to them by the Company in a manner which reduced the indebtedness of the Company by 80% (approximately $3.47 million, in aggregate while equitably maintaining existing conversion rights).  The debt modification was treated as an equity transaction because the modifications were with affiliates that are related parties.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2024 AND 2023

Mark A. Smith (the Company’s President)(“Smith”), Dominic Bassani (the Company’s Chief Operating Officer) (“Bassani”) (NOTE: Dominic Bassani passed away on November 11, 2023.) and Ed Schafer (Director)(“Schafer”), adjusted/reduced the principal owed to them by $1,109,649, $1,939,670 and $424,873, respectively. Subsequent to the adjustment, the adjusted portion of the 2020 Convertible Obligations were renamed Adjusted 2020 Convertible Obligations and the adjusted portion of the September 2015 Convertible Notes were renamed Adjusted September 2015 Convertible Notes. The Adjusted 2020 Convertible Obligations of Smith, Bassani and Schafer are convertible into Units (consisting of 1 share and from one half (1/2) to one (1) warrant) at prices of $.0946, $.0953, and $.0953, respectively, and the Adjusted September 2015 Convertible Notes may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.115 per share. The adjusted conversion prices slightly reduce the securities to be issued on conversion of each instrument from the amount receivable under the unadjusted instruments. The Adjusted 2020 Convertible Obligations and Adjusted September 2015 Convertible Notes do not accrue any interest until their maturity date (January 15, 2025). After the adjustment, the Company owed Smith, Bassani (and trust) and Schafer $262,154, $434,016 and $96,364, respectively, of Adjusted 2020 Convertible Obligations and Bassani and Schafer, respectively, $24,230 and $4,012 of Adjusted September 2015 Convertible Notes.

As of June 30, 2024, the Adjusted 2020 Convertible Obligation balances, including accrued interest, owed Bassani (and his donees), Smith and Edward Schafer were $459,277, nil and $101,973, respectively. As of June 30 2023, the Adjusted 2020 Convertible Obligation balances, including accrued interest, owed Bassani (and his donees), Smith and Edward Schafer were $441,446, $130,180 and $98,014, respectively.

As of June 30, 2024 the Adjusted September 2015 Convertible Notes balances, including accrued interest, owed Bassani Family Trusts and Schafer were $7,907 and $4,246, respectively. As of June 30, 2023 the Adjusted September 2015 Convertible Notes balances, including accrued interest, owed Bassani Family Trusts and Schafer were $24,645 and $4,081, respectively.

2020 Convertible Obligations

The 2020 Convertible Obligations (which combined/replaced prior convertible instruments dating to 2017 (or earlier), which accrue interest at either 4% per annum or 4% compounded quarterly and effective January 1, 2020 are due and payable on July 1, 2024. The 2020 Convertible Obligations (including accrued interest, plus all future deferred compensation added subsequently), are convertible, at the sole election of the holder, into Units consisting of one share of the Company’s common stock and one half to one warrant to purchase a share of the Company’s common stock, at a price of $0.50 per Unit until July 1, 2024. The maturity date of the notes has been extended to January 15, 2025. The original conversion price of $0.50 per Unit approximated the fair value of the Units at the date of the agreements; therefore, no beneficial conversion feature exists. Management evaluated the terms and conditions of the embedded conversion features based on the guidance of ASC 815-15 “Embedded Derivatives” to determine if there was an embedded derivative requiring bifurcation. An embedded derivative instrument (such as a conversion option embedded in the deferred compensation) must be bifurcated from its host instruments and accounted for separately as a derivative instrument only if the “risks and rewards” of the embedded derivative instrument are not “clearly and closely related” to the risks and rewards of the host instrument in which it is embedded. Management concluded that the embedded conversion feature of the deferred compensation was not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument, and because of the Company’s limited trading volume that indicates the feature is not readily convertible to cash in accordance with ASC 815-10, “Derivatives and Hedging”. Effective February 1, 2023, a large portion of the 2020 Convertible Obligations were adjusted as set forth herein.

As of June 30, 2024, the remaining unadjusted portion of the 2020 Convertible Obligation balances, including accrued interest, owed Bassani Family Trusts (and his donees) and Smith, were $373,999 and $121,076, respectively. As of June 30, 2023, the remaining unadjusted portion of the 2020 Convertible Obligation balances, including accrued interest, owed Bassani Family Trusts, Smith and Schafer were $361,321, $36,432 and nil, respectively.

During the year ended June 30, 2024, Smith elected to convert $140,951 of his Adjusted 2020 Convertible Obligation into 1,489,969 units at $0.0946 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until July 2026.

The Company recorded interest expense of $16,558 and $102,478 for the years ended June 30, 2024 and 2023, respectively. The Company capitalized $62,162 and $179,981 related to the Initial Project for the years ended June 30, 2024 and 2023, respectively.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2024 AND 2023

Mark A. Smith (the Company’s President) (“Smith”), Dominic Bassani (the Company’s Chief Operating Officer) (“Bassani”) (NOTE: Dominic Bassani passed away on November 11, 2023. See Note 9) and Ed Schafer (Director) (“Schafer”), adjusted/reduced the principal owed to them by $1,109,649, $1,939,670 and $424,873, respectively. Subsequent to the adjustment, the adjusted portion of the 2020 Convertible Obligations were renamed Adjusted 2020 Convertible Obligations (see above and Note 6.).

September 2015 Convertible Notes

During the year ended June 30, 2016, the Company entered into September 2015 Convertible Notes with Bassani, Schafer and a Shareholder which replaced previously issued promissory notes. The September 2015 Convertible Notes bear interest at 4% per annum, have maturity dates of July 1, 2024, and may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.60 per share. As the conversion price of $0.60 approximated the fair value of the common shares at the date of the September 2015 Convertible Notes, no beneficial conversion feature exists. The maturity date of the notes has been extended to January 15, 2025 for Bassani and July 1, 2025 for the other note holders.

The balances of the September 2015 Convertible Notes as of June 30, 2024, including accrued interest owed Bassani, Schafer and Shareholder, are $164,183, nil and $475,990, respectively. As of June 30, 2023, the remaining unadjusted portion of the 2015 Convertible Notes balances including accrued interest, were $183,628, $4,081, and $460,873, respectively.

The Company recorded interest expense of $20,317 and $23,381 for the year ended June 30, 2024 and 2023, respectively.

Effective February 1, 2023, three (3) directors/officers of the Company agreed to adjust the provisions of long term convertible obligations (including the September 2015 Convertible Notes owned by Bassani and Schafer) owed to them by the Company in a manner which reduced the indebtedness of the Company by 80% (approximately $3.52 million, in aggregate) while equitably maintaining existing conversion rights.  Mark A. Smith (the Company’s President), Dominic Bassani (the Company’s Chief Operating Officer)(and a family Trust) and Ed Schafer (Director), adjusted/reduced the principal owed to them by $1,109,649, $1,939,670 and $424,873, respectively. Subsequent to the adjustment, the adjusted portion of the Notes were renamed Adjusted September 2015 Convertible Notes. The Adjusted September 2015 Convertible Notes may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.115 per share. As of June 30, 2024, the Adjusted September 2015 Convertible Notes balances, including accrued interest, owed Bassani Family Trusts and Schafer were $7,907 and $4,246, respectively. The debt modification was treated as an equity transaction because the modifications were with affiliates that are related parties. See above.

Convertible Bridge Loan/Default

On September 28, 2023, in order to partially mitigate the problems discussed above, the Company entered into an agreement for a $1,500,000 bridge loan and executed documents including a convertible promissory note (“Note”) and a binding subscription agreement (“Subscription”) (collectively the Note and the Subscription are the “Bridge Loan Agreements”) with SEB LLC, a non-affiliated party (“Lender”). The Bridge Loan Agreements require the Lender to loan the Company $1,500,000 in six monthly tranches of $250,000 commencing October 2023. All sums advanced under the Bridge Loan Agreements (and accrued interest thereon) would due and payable (with interest accrued at 9% per annum) on October 1, 2024 if not previously converted into securities of the Company. The Note is convertible at $1.00 per unit, at the sole election of the Lender, into units consisting of one share of the Company’s common stock and a warrant to purchase one half share. The initial $250,000 tranche was received by the Company on October 5, 2023. However, no further funds were received by the Company from the Lender. During early November 2023 the Lender informed the Company verbally that it did not intend to fulfill its obligations pursuant to the Bridge Loan Agreements and since such time the Lender has been in default (“Default”). On May 10, 2024 the Company received $150,000 from affiliates of the Bridge Loan Lender on terms not yet finalized and included in an agreement. These funds were received in the context of negotiations/discussions regarding a potential larger investment by affiliates and/or associates of the Lender but no further funds were received but the larger transaction was never completed. The funds were used primarily to re-initiate operations at the Initial Project. The Default (which is continuing) has created substantial problems for and materially damaged the Company and rendered the Company unable to meet its current creditor obligations on a timely basis. The Company is currently evaluating its rights regarding the Default by the Lender. This situation has contributed to the substantial increase in the Company’s ‘Current Liabilities’ including ‘accounts payable’ over recent periods. See Consolidated Financial Statements and ‘Management’s Discussion and Analysis’. The Company has engaged in discussion/negotiation with its larger creditors (including its largest creditor--- the primary contractor on the Initial Project) but has been unable to reach agreements regarding payments due to the uncertainty as to if, when and how much funding the Company will be able to raise in future periods. As a result, the Company’s largest creditor---the general contractor for the Initial Project --- has filed a mechanics lien in Indiana (and its largest sub-contractor has sent notices related to its intention to file a mechanics lien) and other creditors are threatening to commence litigation and other creditors are threatening to commence litigation and/or repossess/remove leased equipment).

The Company recorded interest expense of 18,659 and nil for the years ended June 30, 2024 and 2023, respectively.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2024 AND 2023

May 2024 Convertible Notes

During the year ended June 30, 2016, the Company entered into May 2024 Convertible Notes with five individuals. The May 2024 Convertible Notes bear interest at 6% per annum, have maturity dates of December 31, 2025, and may be converted at the sole election of the noteholders into one restricted common shares and one warrant of the Company at a conversion price of $1.00 per unit. As the conversion price of $1.00 approximated the fair value of the common shares at the date of the May 2024 Convertible Notes, no beneficial conversion feature exists.

The balances of the May 2024 Convertible Notes as of June 30, 2024, including accrued interest owed is $125,567.

The Company recorded interest expense of $567 and nil for the year ended June 30, 2024 and 2023, respectively.

6.       STOCKHOLDERS’ EQUITY:

Write down of carry value of Initial Project

Effective June 30, 2024, at the same time the Initial Project was deemed placed in service, the Board of Directors determined that the capitalized carrying value of the Initial Project on the Company balance sheet as of that date be reduced to $0 in order to conform to the applicable accounting practices, because the Initial Project was recently reclassified as largely a research & development facility and is located on land subject to a short term lease (as described above in Item 7, Management’s Discussion and Analysis). As a result, a large ‘one time/non-recurring’ ‘non-cash’ charge of $9,460,425 has been taken by the Company at that date which charge reduced the Company shareholders’ equity to ($5,808,501) and resulted in a loss of $11,691,115 for the 2024 fiscal year.

“Give-back” Agreements to Additional Paid in Capital

Effective April 1, 2024 the Company entered into two material definitive agreements regarding voluntary surrender for cancellation of securities of the Company (and related matters) by: a) members of the family of Dominic Bassani, recently deceased former Chief Executive Officer and (with his family) the Company’s largest shareholder (collectively “Bassani Family”)(see Exhibit 10.1)(“Bassani Family Agreement”), and b) Mark A. Smith, President of the Company and a director (see Exhibit 10.2)(“MAS Agreement”). The Bassani Family and Smith entered into these agreements with the intention of mitigating dilution to shareholders as new, successor management is added to the Company’s management team. The “giveback” agreements were treated as equity transactions because the forfeitures were with affiliates that are related parties.

The Bassani Family has agreed to surrender not less than approximately 20% of its Company holdings (as of December 2023), which surrender will increase to approximately 30% based on certain financing performances set forth in Exhibit 10.1. The Bassani Family elected to surrender deferred compensation of $652,252 (for 770,792 shares), $17,734 of partial surrender of the 2015 adjusted replacement note (for 154,208 shares) and 4,025,000 options as of June 30, 2024, the Company’s fiscal year end. The Bassani Family Agreement also sets forth requirements regarding conversion of convertible notes held by members of the Bassani Family after the security surrender. See Exhibit 10.1 for the material terms of the contemplated transactions.

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

Subsequently, and effective June 27, 2024, the Board of Directors of the Company agreed to amend the terms of the agreements dated April 1, 2024. The amendments solely extend any dates of certain required conversions and/or exercises (and related promissory note maturity dates and warrant expiration dates), if any, that were earlier than January 15, 2025, to said date. No changes were made regarding any ‘givebacks’ of securities of the Company.

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

During the years ended June 30, 2024, and 2023, the Company declared dividends of nil and nil respectively. The dividends are classified as a component of operations as the Series B Preferred stock is presented as a liability in these consolidated financial statements. There is no liability at June 30, 2024.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2024 AND 2023

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

During the year ended June 30, 2024, the Company entered into subscription agreements to sell units for $1.60 per unit, with each unit consisting of one share of the Company’s restricted common stock and one-half  warrant to purchase shares of the Company’s restricted common stock for $2.40 per share with an expiry date of 6/30/2024 and pursuant thereto, the Company issued 28,589 units for total proceeds of $45,742. See ‘Warrants’ below.

During the year ended June 30, 2024, the Company entered into subscription agreements to sell 565,000 units at a price of $1.00, with each unit consisting of one share of the Company’s restricted common stock and one half warrant to purchase one share of the Company’s restricted common stock for $1.25 per share with an expiry date of December 31, 2024, and pursuant thereto, the Company issued 565,000 units for total proceeds of $565,000. See ‘Warrants’ below.

During the year ended June 30, 2024, 38,000 warrants were exercised to purchase 38,000 shares of the Company’s common stock at $0.75 per share for total proceeds of $28,500.

During the year ended June 30, 2024, Smith elected to convert $140,951 of principal from his Adjusted 2020 Convertible note into 1,489,969 Units; each unit consisting of one share and one warrant with the exercise price of $.75 until July 21, 2026. Each of these warrants carry an exercise bonus of 75%.

During the year ended June 30, 2024, the Company issued 89,847 shares of the Company’s common stock to non-affiliate consultants for services. The Shares were issued at various prices between $0.82 to $1.55 per share pursuant to the terms of the applicable for a value of $112,321 for the services provided.

During the year ended June 30, 2024, the Company issued 3,661 shares of the Company’s common stock upon cashless exercise of 5,000 outstanding options held by an affiliate of the Company.

During the year ended June 30, 2024, the Company issued 3,607,165 shares of the Company’s common stock upon cashless exercise of 4,241,034 outstanding warrants held by non-affiliates of the Company.

During the year ended June 30, 2024, the Company issued 2,524,780 shares of the Company’s common stock upon cashless exercise of 2,927,197 outstanding warrants held by affiliates of the Company.

Warrants:

As of June 30, 2024, the Company had approximately 17.1 million warrants outstanding, with exercise prices from $0.60 to $2.40 and expiring on various dates through November 9, 2026.

The weighted-average exercise price for the outstanding warrants is $0.69, and the weighted-average remaining contractual life as of June 30, 2024 is .61 years.

During the year ended June 30, 2024, Smith elected to convert $140,951 of principal from his Adjusted 2020 Convertible Note into 1,489,969 Units; each unit consisting of one share and one warrant with the exercise price of $.75 until July 21, 2026. Each of these warrants carry an exercise bonus of 75%.

During the year ended June 30, 2024, the Company issued 3,607,165 shares of the Company’s common stock upon cashless exercise of 4,241,034 outstanding warrants held by non-affiliates of the Company.

During the year ended June 30, 2024, the Company issued 2,524,780 shares of the Company’s common stock upon cashless exercise of 2,927,197 outstanding warrants held by affiliates of the Company.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2024 AND 2023

During the year ended June 30, 2024, the Company entered into subscription agreements to sell 28,589 units at a price of $1.60, with each unit consisting of one share of the Company’s restricted common stock and one half warrant to purchase one share of the Company’s restricted common stock for $2.40 per share with an expiry date of June 30, 2024, and pursuant thereto, the Company issued 28,589 units for total proceeds of $45,742. On September 26, the Company’s Board of Directors, due to a misunderstanding related to a private placement (memorandum of March 2023) and the securities sold thereunder, adjusted the units sold in the offering by substituting 1,003,590 warrants with an exercise price of $1.25 per share for 501,795 previously issued warrants effective October 1, 2023.

During the year ended June 30, 2024, the Company approved the modification of existing warrants held by brokers, which extended certain expiration dates. The modifications resulted in interest expense of $135,207 and non-cash compensation of $15,000.

During the year ended June 30, 2024, the Company issued 282,500 warrants for the subscription agreements to sell 565,000 units at a price of $1.00, with each unit consisting of one share of the Company’s restricted common stock and one half warrant to purchase one share of the Company’s restricted common stock for $1.25 per share with an expiry date of December 31, 2024, and pursuant thereto, the Company issued 565,000 units for total proceeds of $565,000.

During the year ended June 30, 2024, 38,000 warrants were exercised to purchase 38,000 shares of the Company’s common stock at $0.75 per share for total proceeds of $28,500.

During the year ended June 30, 2024, the Company issued 50,000 warrants to a consultant for services. The warrants were issued for a total value of $5,000.

During the year ended June 30, 2024, 223,625 warrants expired.

Effective May 1, 2022, an entity affiliated with William O’Neill (“O’Neill”) was issued 1,000,000 Incentive Warrants exercisable at $1.00 per share until April 30, 2026 of which up to 700,000 Incentive Warrants could be cancelled if O’Neill was not renewed at 13 months and/or fails to serve the entire contract term thereafter. These warrants each have a 75% exercise price adjustment provision if the terms set forth therein are met. 304,743 warrants were cancelled as of May 31, 2024, resulted in non-cash compensation credit of $(22,856) and venting expense of $(11,918) for the year ended June 30, 2024.

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

On May 9, 2023, the Company granted 500,000 options under the 2006 Plan to Bill O’Neill. 250,000 of these options vest on June 1, 2024 and 250,000 options vest on June 1, 2025; all options expire on June 30, 2026. O’Neill resigned on May 31, 2024, as the options did not vest and were forfeited the Company reversed all previous expenses of $178,179.

The Company recorded compensation expense related to employee stock options of $(18,314) and $249,744 for the year ended June 30, 2024 and 2023, respectively. The Company granted nil and 805,000 options for the year ended June 30, 2024 and 2023, respectively.

During the year ended June 30, 2024, the Company issued 3,661 shares of the Company’s common stock upon cashless exercise of outstanding options.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2024 AND 2023

A summary of option activity under the 2006 Plan for years ended June 30, 2024 and 2023 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2022	11,201,600	80	2.7	4,429,263
Granted	805,000	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at July 1, 2023	12,006,600	$0.85	1.83	$5,085,659
Granted	—	—
Exercised	(5,000)	—
Forfeited	(6,950,000)	—
Expired	(50,000)	—
Outstanding at June 30, 2024	5,001,600	$0.84	0.85	$—

The total fair value of stock options that vested during the years ended June 30, 2024 and 2023 was $2,730 and $249,744, respectively. As of June 30, 2024, the Company had no unrecognized compensation cost related to stock options.

7.       SUBSCRIPTION RECEIVABLE - AFFILIATES:

As of June 30, 2024, the Company has three interest bearing, secured promissory notes with an aggregate principal amount of $428,250 ($534,683, including interest) from Bassani which were received as consideration for purchases of warrants to purchase 5,565,000 shares, in aggregate, of the Company’s restricted common stock, which warrants have an exercise price of $0.75 (with a 75% exercise price adjustment provision) and have expiry dates ranging from December 31, 2024 (now extended to January 15, 2025) to December 31, 2025 (subject to extension rights) secured by portions of Bassani Family Trust’s 2020 Convertible Obligation and Bassani Family Trust’s September 2015 Convertible Notes. The secured promissory notes are payable January 15, 2025.

As of June 30, 2024, the Company has an interest bearing, secured promissory note for $30,000 ($37,085 including interest) from Smith as consideration to purchase warrants to purchase 300,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 (with a 75% exercise price adjustment provision) and had expiry dates of December 31, 2024 (now extended to January 15, 2025). The promissory note bears interest at 4% per annum and is secured by $30,000 original principal ($37,886 including interest) of Smith’s 2020 Convertible Obligations. The secured promissory note is payable on January 15, 2025.

As of June 30, 2024, the Company has an interest bearing, secured promissory note for $19,400 ($24,549 including interest) from Scott as consideration to purchase warrants to purchase 485,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.75 (with a 90% exercise price adjustment provision) and have expiry dates of December 31, 2024 (now extended to December 31, 2026). The promissory note bears interest at 4% per annum and is secured by the warrants (which 400,000 were gifted subject to the security interest).

As of June 30, 2024, the Company has one interest bearing, secured promissory note with an aggregate principal amount of $27,000 ($34,166 including interest) from one employee as consideration to acquire warrants to purchase 570,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.75 (with a 90% exercise price adjustment provision) and have expiry dates of December 31, 2024 (now extended to December 31, 2026). (The promissory note bears interest at 4% per annum and is secured by a perfected security interest in the warrants, and are payable on December 31, 2026).

These secured promissory notes are recorded as “Subscription receivable—affiliates” on the Company’s balance sheet pending payment.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2024 AND 2023

8.       COMMITMENTS AND CONTINGENCIES:

A: Employment/Consulting (and related) agreements:

Stephen Craig Scott (“Scott”) was appointed interim CEO effective June 1, 2024. Scott had previously been working with the Company as an employee/consultant since 1993 in various positions including Director of Communications, SVP- Capital Markets and Head of Head of Business Development. On October 25, 2023, Scott entered into an agreement with the Company which included provisions for a monthly salary of $14,000 of which $2,000 is deferred. During the year ended June 30, 2024, Scott deferred substantial portions of his monthly salary to help the Company conserve cash. For the year ended June 30, 2024 and 2023, Scott was paid $64,000 and $144,000 respectively.

 William O’Neill (“O’Neill”) was hired as the Company’s Chief Executive Officer (“CEO”) effective May 1, 2022 and he elected not to complete his contractual term and ended his service with the Company effective May 31, 2024.  O’Neill had previously been working with the Company as a consultant and had been employed by the Company as its CEO during 2010-2011. (Upon the hiring of O’Neill, Bassani, CEO of the Company from 2011, assumed the position of COO while retaining existing operational management responsibilities and working with O’Neill on ‘commercialization’ of the Company’s technology and work related to JVs (and other transactions) based on the Company’s Gen3 Technology and related matters until his recent death. Bassani’s compensation arrangements with the Company were not altered in the context of the change of positions.) The Company and O’Neill entered into a thirty-seven (37) month employment agreement with compensation of $25,000 cash and $10,000 deferred compensation per month. The cash payment is paid $12,500 to O’Neill and $12,500 to an entity affiliated with O’Neill. An entity affiliated with O’Neill was issued 1,000,000 Incentive Warrants exercisable at $1.00 per share (a 75% exercise price adjustment provision if the terms set forth therein are met) until April 30, 2026 of which up to 304,743 Incentive Warrants have been cancelled due to O’Neill’s failure to serve the entire contract term. O’Neill was not paid, from October 31, 2023 until his resignation, deferring part or all of his cash compensation due to the Company’s financial crisis described in multiple places herein, and $157,500 was accrued during that period.

Until his retirement on July 31, 2024, Smith held the positions of Director, President, Interim Chief Financial Officer and General Counsel of Company (and its subsidiaries) under various agreements (and extensions) and terms since March 2003. On October 10, 2016, the Company approved a month-to-month contract extension with Smith which included provisions for i) a monthly salary of $18,000 (deferred until the Board of Directors re-instated cash payments to all employees and consultants who are deferring compensation), ii) the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, until December 31, 2024, and iii) the right to convert his deferred compensation in whole or in part, at his sole election, at any time in any amount at “market” or into securities sold in the Company’s current/most recent private offering at the price of such offering to third parties. Smith agreed effective July 29, 2018 to continue to serve the Company under the same basic terms on a month-to-month basis. On May 1, 2022 Smith’s compensation was increased to $25,000 per month of which $5,000 per month was deferred. Smith deferred substantial portions of his monthly compensation to help the Company conserve cash. For the years ended June 30, 2024 and 2023, Smith was paid $20,000 and $200,000, respectively, of cash compensation. Smith was paid, deferring part or all of his cash compensation, since October 31, 2023, due to the Company’s financial crisis described in multiple places herein and $130,000 has been accrued during that period until June 30, 2024.

From no later than March 31, 2005, the Company had various agreements with Dominic Bassani (and/or Brightcap which provided his services during some of the years) (NOTE: Dominic Bassani passed away on November 11, 2023.) who was serving as the Company’s Chief Operating Officer (‘COO’) at the time of his passing and formerly served as the Company’s Chief Executive Officer (‘CEO’) for the prior decade (any reference to Brightcap or Bassani for all purposes are referring to the same individual). The Board appointed Bassani as the Company's CEO effective May 13, 2011. On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017 (with the Company having an option to extend the term an additional six months.) Pursuant to the Extension Agreement, Bassani continued to defer his cash compensation ($31,000 per month) until the Board of Directors re-instated cash payments to all employees and consultants who were deferring their compensation. During October 2016 Bassani was granted the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share, until March 15, 2018 (which was expanded on April 27, 2017, to the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, until June 30, 2024 (including extensions). During February 2018, the Company agreed to the material terms for a binding two-year extension agreement for Bassani’s services as CEO. Bassani’s salary remained $31,000 per month, which accrued in part during periods when the Board determined there was not adequate cash available. Additionally, the Company agreed to pay or accrue $2,000 per month to be applied to life insurance premiums (which sums were accrued as liabilities). On August 1, 2018, in the context of extending his agreement to provide services to the Company on a full-time basis through December 31, 2022) plus 2 years after that on a part-time basis, the Company received an interest bearing secured promissory note for $300,000 from Bassani as consideration to purchase warrants to purchase 3,000,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of June 30, 2025. The promissory note is secured by a portion of Bassani’s 2020 Convertible Obligations and, as of June 30, 2024, the principal and accrued interest was $373,099. For the years ended June 2024 and 2023, Brightcap was paid $20,000 and $300,000, respectively, of cash compensation.

Effective April 1, 2024 the Company entered into two material definitive agreements regarding voluntary surrender for cancellation of securities of the Company (and related matters) by: a) members of the family of Dominic Bassani, recently deceased former Chief Executive Officer and (with his family) the Company’s largest shareholder (collectively “Bassani Family”)(see Exhibit 10.1)(“Bassani Family Agreement”), and b) Mark A. Smith, President of the Company and a director (“MAS”)(see Exhibit 10.2)(“MAS Agreement”), as described in multiple places herein.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2024 AND 2023

B: Initial Project:

On January 28, 2022 Bion Environmental Technologies, Inc. (‘Bion’), on behalf of Bion 3G1 LLC (‘3G1’), a wholly-owned subsidiary, entered into a Purchase Order Agreement with Buflovak and Hebeler Process Solutions (collectively ‘Buflovak’) in the amount of $2,665,500 (and made the initial 25% payment ($666,375) for the core of the ‘Bion System’ portion (without the crystallization modules which will be ordered and fabricated pursuant to subsequent agreements) of the previously announced 3G Tech Initial Project. This Purchase Order encompassed the core of Bion’s 3G Technology. The Company received progress billing in March 2022 and June 2022 for the second and third 25% installments, both of which have been paid as of the filing date. On January 17, 2023 the Company received an invoice from Buflovak for $533,100 which was paid on March 1, 2023 and on April 24, 2023 the Company received an invoice from Buflovak for $83,275 which was paid on May 2, 2023 bringing the aggregate payments to $2,615,500 as of the date of this filing. On July 26, 2023 the Company received the final invoice for $50,000, $16,666 was paid on January 2, 2024 leaving a balance of $33,334. In addition to the Purchase Order, through June 30, 2024 the Company has incurred additional costs of $6,794,925 on the Initial Project for capitalized interest and costs, non-cash compensation, equipment and consulting fees. $7,369,529 has been paid and $1,681,105 has been billed and not yet paid.

Buflovak has worked with the Company on design and testing of its 3G Tech over several years. The basic design for the Initial Project’s Bion System is complete, fabrication and delivery of equipment from Buflovak from the Purchase Order Agreement has been largely completed and assembly/construction is in process.  3G1 is working in concert with Integrated Engineering Services, the primary site engineering firm for the facility, on the integration of all project components/modules at the Initial Project site. Additional agreements have been entered into various professional services providers (engineers, surveyors, utilities, etc.) for work related to the Initial Project. The Company has incurred costs of $8,406,434 on the Initial Project, not including capitalized labor and interest.

Management previously believed that the Initial Project had reached the point where it could be appropriately deemed ‘placed in service’ at January 1, 2024. However, discussions with the key technical and engineering personnel involved at the Initial Project during the recently concluded quarter convinced management that such a characterization was premature as some key modules had not yet been completed and/or fully tested. Additionally, due to some recent equipment break-downs, the Initial Project was in maintenance mode at that time (and not conducting operations), while the Company awaited required replacement parts and subsequent repairs. This process was slowed by the Company’s ongoing difficulties in raising needed funds for its activities. The Company’s Board of Directors re-evaluated the classification/status of the Initial Project as part of the Company’s annual review process and determined that the Initial Project had been ‘placed in service’ at the June 30, 2024, fiscal year end. Further, after extensive discussion, it was determined that the ‘carrying value’ of the Initial Project on the Company balance sheet as of that date be reduced to $0 in order to conform to accepted accounting practices, because the Initial Project was recently reclassified as largely a research & development facility and is located on land subject to a short term lease (as described above in Item 7, Management’s Discussion and Analysis). As a result, a large ‘one time/non-recurring’ ‘non-cash’ charge of $9,460,425 has been taken by the Company at that date which charge reduced the Company shareholders’ equity to ($5,808,501) and resulted in a loss of $11,691,115 for the 2024 fiscal year.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2024 AND 2023

C: Lease:

The Company entered into an agreement on September 23, 2021, to lease approximately four acres of land near Fair Oaks, Indiana, for the development site of its Initial Project.

The future minimum lease payment under noncancelable operating lease with terms greater than one year as of June 30, 2024:

From July 2024 to December 2024	56,250
Undiscounted cash flow	56,250
Less imputed interest	(2,274)
Total	53,976

The weighted average remaining lease term and discounted rate related to the Company’s lease liability as of June 30, 2024 were 0.5 years and 10%, respectively. The Company’s lease discount rate is generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s lease cannot be readily determined.

The Company has not made lease payments since October 16, 2023 and owes $50,000 in lease payments at June 30, 2024.

D: Litigation (and related matters):

1) Convertible Bridge Loan/Default

On September 28, 2023, in order to partially mitigate the problems discussed in the going concern, the Company entered into an agreement for a $1,500,000 bridge loan and executed documents including a convertible promissory note (“Note”) and a binding subscription agreement (“Subscription”) (collectively the Note and the Subscription are the “Bridge Loan Agreements”) with SEB LLC, a non-affiliated party (“Lender”). The Bridge Loan Agreements require the Lender to loan the Company $1,500,000 in six monthly tranches of $250,000 commencing October 2023. All sums advanced under the Bridge Loan Agreements (and accrued interest thereon) would due and payable (with interest accrued at 9% per annum) on October 1, 2024 if not previously converted into securities of the Company. The Note is convertible at $1.00 per unit, at the sole election of the Lender, into units consisting of one share of the Company’s common stock and a warrant to purchase one half share. The initial $250,000 tranche was received by the Company on October 5, 2023. However, no further funds were received by the Company from the Lender. During early November 2023 the Lender informed the Company verbally that it did not intend to fulfill its obligations pursuant to the Bridge Loan Agreements and since such time the Lender has been in default (“Default”). On May 10, 2024 the Company received $150,000 from affiliates of the Bridge Loan Lender on terms not yet finalized and included in an agreement. These funds were received in the context of negotiations/discussions regarding a potential larger investment by affiliates and/or associates of the Lender but no further funds were received and the larger transaction was never completed. The funds were used primarily to re-initiate operations at the Initial Project. The Default (which is continuing) has created substantial problems for and materially damaged the Company and rendered the Company unable to meet its current creditor obligations on a timely basis. The Company is currently evaluating its rights regarding the Default by the Lender. This situation has contributed to the substantial increase in the Company’s ‘Current Liabilities’ including ‘accounts payable’ over recent periods. See Consolidated Financial Statements and ‘Management’s Discussion and Analysis’. The Company has engaged in discussion/negotiation with its larger creditors (including its largest creditor--- the primary contractor on the Initial Project) but has been unable to reach agreements regarding payments due to the uncertainty as to if, when and how much funding the Company will be able to raise in future periods. As a result, the Company’s largest creditor---the general contractor for the Initial Project --- has filed a mechanics lien in Indiana (and its largest sub-contractor has sent notices related to its intention to file a mechanics lien) and other creditors are threatening to commence litigation and other creditors are threatening to commence litigation and/or repossess/remove leased equipment).

2) Creditor Matters

As is described in the Company’s Consolidated Financial Statements included herein and discussed in the Notes to the Consolidated Financial Statements, the Company has had on-going difficulties raising needed funds for its operations/activities over the past 2 years which has rendered the Company unable to meet its current creditor obligations on a timely basis. This situation includes a substantial increase in the Company’s ‘Current Liabilities’ including ‘accounts payable’ over recent periods. The Company has engaged in discussion/negotiation with its larger creditors (including its largest creditor--- the primary contractor on the Initial Project) but has been unable to reach agreements regarding payments due to the uncertainty as to if, when and how much funding the Company will be able to raise in future periods. As a result, the Company’s largest creditor---the general contractor for the Initial Project --- has filed a mechanics in Indiana (and its largest sub-contractor has sent notices related to its intention to file a mechanics lien) and other creditors are threatening to commence litigation and/or repossess/remove leased equipment.

The Company currently is not involved in any other material litigation or similar events.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2024 AND 2023

9.       INCOME TAXES:

The reconciliation between the expected federal income tax benefit computed by applying the Federal statutory rate to loss before income taxes and the actual benefit for taxes on loss for the years ended June 30, 2024 and 2023 is as follows:

	2024	2023
Expected income tax benefit at statutory rate	$(2,455,000)	$(670,000)
State taxes, net of federal benefit	(428,000)	(117,000)
Permanent differences and other	4,000	9,000
Expiration of net operating allowances	371,000	733,000
Change in valuation allowance	2,508,000	(45,000)
Income tax benefit	$—	$—

The Company has net operating loss carry-forwards (“NOLs”) for tax purposes of approximately $42,551,000 as of June 30, 2024. These NOLs expire on various dates through 2041.

The utilization of the NOLs may be limited under Section 382 of the Internal Revenue Code.

The Company’s deferred tax assets for the years ended June 30, 2024 and 2023 are estimated as follows:

	2024	2023
NOL carryforwards (Federal and State)	$8,936,000	$8,299,000
Stock-based compensation	5,451,000	5,459,000
Impairment	3,673,000	1,340,000
Business interest	377,000	338,000
Deferred compensation	(641,000)	1,054,000
Capitalized research and development	49,000	66,000
Gross deferred tax assets	17,845,000	16,556,000
Valuation allowance	(17,845,000)	(16,556,000)
Net deferred tax assets	$—	$—

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2024 AND 2023

11.        SUBSEQUENT EVENTS:

As is described in the Company’s Financial Statements included herein and discussed above in the Notes to the Financial Statements above and in Item 2, Management’s Discussion and Analysis, the Company has had on-going difficulties raising needed funds for its operations/activities over the past 2 years which has rendered the Company unable to meet its current creditor obligations on a timely basis. The Company has engaged in discussion/negotiation with its larger creditors (including its largest creditor--- the primary contractor on the Initial Project) but has been unable to reach agreements regarding payments due to the uncertainty as to if, when, and how much funding the Company will be able to raise in future periods. As a result, the Company’s largest creditor---the general contractor for the Initial Project --- has filed a mechanics in Indiana (and its largest sub-contractor has sent notices related to its intention to file a mechanics lien), other creditors are threatening to commence litigation and/or repossess/remove leased equipment and the Company is behind on its Lease payments related to the site of the Initial Project. On September 5, 2024, three members of the LLC (Subsequent Events, Aug 23, 2024, below) met with representatives of two of the largest creditors: the prime contractor and the property lessor. Discussions and ultimate resolution are ongoing and subject to Bion’s ability to raise capital in a timely manner.

On July 15, 2024, the Company issued 9,231 shares of the Company’s common stock to non-affiliate consultants for services. The shares were issued at .65 per share pursuant to the terms of the applicable for a value of $6,000 for the services provided.

Effective July 31, 2024, Mark A. Smith, Bion’s President, CFO, and General Counsel retired, as was planned for some time. Mr. Smith was responsible for a wide range of duties and his previous roles will need to be filled over the next several months, both by existing staff and new associates.

On August 23, 2024, Bion announced that three affiliates of the Company (Greg Schoener, Interim COO & Director; Turk Stovall, Director; Bob Weerts, Director) and two shareholders (one of whom is the brother of Greg Schoener) have agreed to advance to the Company, through a newly formed LLC (LLC), up to $500,000 in consideration of a secured convertible promissory note. The note instrument and agreements have not been executed at this time because terms and other details have not been finalized yet; however, the group has begun advancing money to the Company. As of the date of the filing of this report, the aggregate sum of $201,564 to the Company together with express directions on what items were to be paid with such funds. When a final agreement is executed, it will be attached as an exhibit to a Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Dated: September 30, 2024	By: /s/ Stephen Craig Scott
Stephen Craig Scott Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Stephen Craig Scott	Chief Executive Officer	September 30, 2024
Stephen Craig Scott	and Director

/s/ Jon Northrop	Secretary and Director	September 30, 2024
Jon Northrop

/s/ Edward Schafer		September 30, 2024
Edward Schafer	Director

/s/ William Rupp	Director	September 30, 2024
William Rupp

/s/ Robert Weerts	Director	September 30, 2024
Robert Weerts

/s/ Turk Stoval	Director	September 30, 2024
Turk Stovall

/s/ Salvatore Zizza	Director	September 30, 2024
Salvatore Zizza