Form 10-Q
period 2024-09-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2024-11-14
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

On November 1, 2024, there were 57,236,479 Common Shares issued and 56,532,170 Common Shares outstanding.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2024	2024
	(unaudited)

ASSETS

Current assets:
Cash	$35,970	$52,212
Prepaid expenses	61,347	16,723
Deposits and other assets	6,000	6,000

Total current assets	103,317	74,935

Operating lease right-of-use asset	21,230	36,622
Property and equipment, net (Note 3)	410	695

Total assets	$124,957	$112,252

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$2,770,472	$2,703,651
Deferred compensation (Note 4)	957,311	890,223
Convertible notes payable - affiliates (Note 5)	1,718,108	1,708,649
Convertible bridge note payable (Note 5)	427,808	418,659
Note payable (Note 5)	202,389	—
Operating lease liability, current (Note 8)	18,442	36,431

Total current liabilities	6,094,530	5,757,613

Convertible notes payable (Note 5)	127,458	125,567

Total liabilities	6,221,988	5,883,180

Equity (deficit):
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 50,000 shares authorized, no shares issued and outstanding	—	—
Series C Convertible Preferred stock, $0.01 par value, 60,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 250,000,000 shares authorized, 57,236,479 and 57,227,248 shares issued, respectively; 56,532,170 and 56,522,939 shares outstanding, respectively	—	—
Additional paid-in capital	134,469,460	133,623,927
Subscription receivable - affiliates (Note 7)	(504,650)	(504,650)
Accumulated deficit	(140,099,414)	(138,927,778)

Total Bion's stockholders’ equity (deficit)	(6,134,604)	(5,808,501)

Noncontrolling interest	37,573	37,573

Total equity (deficit)	(6,097,031)	(5,770,928)

Total liabilities and (deficit)	$124,957	$112,252

See notes to condensed consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(UNAUDITED)

	2024	2023

Revenue	$—	$—

Operating expenses:
General and administrative (including stock-based compensation)	959,403	666,255
Depreciation	285	461
Research and development (including stock-based compensation)	6,374	8,299

Total operating expenses	966,062	675,015

Loss from operations	(966,062)	(675,015)

Other (income) expense:
Interest income	(18)	(395)
Interest expense	205,592	70,927

Total other expense	205,574	70,532

Net (loss)	(1,171,636)	(745,547)

Net (loss) attributable to the noncontrolling interest	—	—

Net (loss) applicable to Bion's common stockholders	$(1,171,636)	$(745,547)

Net (loss) applicable to Bion's common stockholders
per basic and diluted common share	$(0.02)	$(0.02)

Weighted-average number of common shares outstanding:
Basic and diluted	56,530,665	48,617,675

See notes to condensed consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	Bion's Stockholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in	Subscription Receivables for	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Shares	deficit	interest	equity/(deficit)

Balances, July 1, 2023	—	$—	—	$—	48,880,237	$—	131,935,418	$(504,650)	$(127,236,663)	$37,573	$4,231,678
Sale of units	—	—	—	—	28,589	—	45,742	—	—	—	45,742
Warrants exercised for common shares	—	—	—	—	38,000	—	28,500	—	—	—	28,500
Issuance of units for services	—	—	—	—	20,253	—	27,987	—	—	—	27,987
Vesting of options for employees and services	—	—	—	—	—	—	55,108	—	—	—	55,108
Vesting of warrants for employees and services	—	—	—	—	—	—	3,281	—	—	—	3,281
Debt modification	—	—	—	—	—	—	(8,430)	—	—	—	(8,430)
Conversion of debt and liabilities	—	—	—	—	518,477	—	49,048	—	—	—	49,048
Modification of warrants	—	—	—	—	—	—	61,175	—	—	—	61,175
Net loss	—	—	—	—	—	—	—	—	(745,547)	—	(745,547)
Balances, September 30, 2023	—	$—	—	$—	49,485,556	$—	$132,197,829	$(504,650)	$(127,982,210)	$37,573	$3,748,542

Balances, July 1, 2024	—	$—	—	$—	57,227,248	$—	133,623,927	$(504,650)	$(138,927,778)	$37,573	$(5,770,928)
Issuance of units for services	—	—	—	—	9,231	—	6,000	—	—	—	6,000
Modification of warrants	—	—	—	—	—	—	507,405	—	—	—	507,405
Modification of options	—	—	—	—	—	—	332,128	—	—	—	332,128
Net loss	—	—	—	—	—	—	—	—	(1,171,636)	—	(1,171,636)
Balances, September 30, 2024	—	$—	—	$—	57,236,479	$—	$134,469,460	$(504,650)	$(140,099,414)	$37,573	$(6,097,031)

See notes to condensed consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED CASH FLOWS

THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,171,636)	$(745,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	285	461
Accrued interest on loans payable, deferred compensation and other	205,592	70,927
Stock- based compensation	658,603	58,389
Stock-based compensation for services	6,000	27,987
(Decrease) Increase in prepaid expenses	(44,624)	505
Increase (decrease) in accounts payable and accrued expenses	66,821	(8,071)
(Increase) in operating lease assets and liabilities	(2,597)	(2,596)
Increase in deferred compensation	63,750	202,500

Net cash used in operating activities	(217,806)	(395,445)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(164,408)

Net cash used in investing activities	—	(164,408)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of units	—	45,742
Proceeds from notes payable	201,564	—
Proceeds from exercise of warrants	—	28,500

Net cash provided by financing activities	201,564	74,242

Net decrease in cash	(16,242)	(485,611)

Cash at beginning of year	52,212	625,964

Cash at end of year	$35,970	$140,353

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Non-cash investing and financing transactions:
Conversion of debt and liabilities into common units	$—	$49,048
Purchase of property and equipment for accounts payable	$—	$600,416

See notes to condensed consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

We believe that the best opportunity for the Company to prove its sustainable beef concept at this time is with the Stovall Ranch JV in Montana. In June 2024, Bion formed a strategic relationship with Turk Stovall and Stovall Ranching Companies. Bion and Stovall have agreed to establish a JV, to be led by Mr. Stovall, with the goal of developing a 16,000-head sustainable beef project at Stovall’s Yellowstone Cattle Feeders (‘YCF’) location in Shepherd, Montana. We anticipate establishing the Stovall-Bion JV and creating related distribution agreements with key value chain partners during the current calendar year, with the intent to begin construction before the end of 2024. Advancing the Stovall-Bion JV project is our primary focus, although we are also expending resources evaluating our ARS as a standalone ammonia control solution.

On January 2, 2024, Bion received a new (continuation) patent that broadened the claims related to its Ammonia Recovery System (ARS) to include industrial and municipal wastewater sources, in addition to animal waste streams that were previously covered. Since that time, Bion has and will continue to direct part of its limited resources to understanding and evaluating opportunities to apply its ARS as a ‘standalone’ ammonia control solution in these sectors. In such cases, the ARS would be deployed as a bolt-on ammonia solution (vs integrated into a Bion Gen3Tech livestock platform) for facilities (both new and existing) that produce biogas from organic waste streams, such as food, food processing, and livestock packing/slaughter. These facilities are subject to EPA-mandated discharge limits that require ammonia control or face other limitations on ammonia/nitrogen in the effluent from biogas production. We believe at this time there is potentially a robust opportunity to provide ammonia control solutions to others and we intend to pursue this opportunity in the coming year.

Going Concern

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

During the quarter ended September 30, 2024 the Company had a loss of $1,171,600, including $659,000 non-cash compensation expenses related to extension of warrants and options.

During the year ended June 30, 2024, a one-time, non-recurring, non-cash charge of $9,460,425 was incurred by the Company in connection with a write-down of the capitalized carrying value of the Initial Project (at Fair Oaks, Indiana) because the Initial Project was recently reclassified as largely a research & development facility and is located on land subject to a short term lease (as described below in Item 2, Management’s Discussion and Analysis). This charge reduced the Company shareholders’ equity to ($5,808,501) and resulted in a loss of $11,691,115 for the 2024 fiscal year.

The constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company’s efforts to operate and develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company is able to raise needed funds during the remainder of the current fiscal year (and subsequent periods), of which there is no assurance, management will not need to consider deeper cuts (including additional personnel cuts) and/or curtailment of ongoing activities including research and development activities. The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, and to develop Projects. The Company anticipates that it will seek to raise from $3,000,000 to $10,000,000 or more debt and/or equity through sale of its equity securities (common, preferred and/or hybrid) and/or debt (including convertible) securities, and/or through use of ‘rights’ and/or warrants (new and/or existing) and/or license payments and/or through other means during the next twelve months. Further, Bion, along with its strategic partners, will be required to raise $60 million (or more) to fund the Stovall JV beef project, in a combination of debt financing and equity investment. However, as discussed above, there is no assurance, especially in light of the difficulties the Company has experienced in many recent years and the extremely unsettled capital markets that presently exist for small pre-revenue companies like us, that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business and Projects. Ultimately, in the event the Company cannot secure additional financial resources, or complete a strategic transaction in the longer term, the Company may need to curtail or suspend its operational plans or current initiatives, or potentially liquidate its business interests, and investors may lose all or part of their investment.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management’s plans with regard to these conditions.

Management’s Plan

The Company continues to explore sources of financing to satisfy its current operating requirements and future growth needs. The Company has faced substantial demand for capital and operating expenditures for the fiscal year 2024 that we anticipate will increase during the 2025 fiscal year and periods thereafter as we move toward commercial implementation of our 3G Tech and development of JVs (including costs associated with additions of personnel to carry out the business activities of the Company). As a result, the Company has faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring most of their cash compensation and/or are accepting compensation in the form of securities of the Company and members of the Company's senior management have from time-to-time made loans to the Company in the past and may do so in future periods.

To help alleviate short-term cash needs for continued operations, in August, three affiliates of the Company (Greg Schoener, Interim COO & Director; Turk Stovall, Director; Bob Weerts, Director) and two shareholders (one of whom is the brother of Greg Schoener) began advancing money to Bion to cover critical payables. They subsequently formed a loan group, BION BLG, LLC (“BLG”), and have continued to provide short-term funding for Bion in a secured promissory note of up to $500,000. Schoener, Weerts, and the two non-affiliate members were also large Bion shareholders, prior to the formation of BLG. As a group, Schoener, Stovall, and Weerts own 60% of BLG, which has a security interest in the Company’s Intellectual Property. The BLG note will bear interest at a rate of 7.5% per annum and the maturity date is April 15, 2025. As of the filing date, BLG has advanced $336,957. The BLG note will convert into Units (shares and/or warrants) in the Company at the terms of a later capital raise, in which Bion crosses the threshold of $3 (three) million in aggregate capital raised (or other source of funding, and other terms as defined in the note). If the Company is unable to complete such funding within six (6) months, it will be in default of the BLG note, which is secured by the Company’s Intellectual Property (“IP” “Collateral”). BLG will share the Collateral on a pro rata basis with investors in a secured promissory note with similar terms being offered to previous Bion investors. The BLG note and security agreements contain other terms set forth therein and are included as exhibits to this filing.

In November, the Company launched a secured promissory note offering to previous investors/shareholders (and certain others) with similar terms to the BLG note. Based on feedback from shareholders and registered representatives with which the Company has long standing relationships, management believes that sufficient capital can be raised with this group to 1) continue to cover critical payables to maintain operations that will allow the Company to finish the engineering report and technology demonstration at Fair Oaks, 2) move forward with pre-development work on the Stovall project, 3) continue discussions with potential strategic partners, and 4) position ourselves for the larger offering/funding that will be required, as described above. However, there can be no assurance the Company will be successful in its efforts to obtain such financing.

To date, the Company has primarily raised funds through private placements with accredited investors, often conducted through FINRA-registered broker/dealers. However, the Company anticipates moving forward, it will need to raise capital using a combination of financial instruments and sources, that could also include strategic and/or institutional investors, including family offices and private equity, brokered equity or debt offerings with both public and private investors, and banks and other ag lending institutions, among others, although there can be no assurance it will be successful. Many of these financing options may involve dilution, potentially substantial, for current shareholders. Management intends to augment its access to capital by adding one or more staff members (or consultants) with experience in the capital markets, as well as utilizing its current contacts and relationships in the capital markets.

Bion is currently in discussions with several potential strategic partners in renewable energy (biogas/RNG and solar) and clean fuels, organic fertilizer distribution, and others involved in reducing the carbon footprint of livestock production, especially beef. With today’s U.S, and global emphasis on decarbonizing energy and the food supply chain, the sectors have become closely intertwined, they are evolving quickly, and integrated solutions have become increasingly desired, but complex. Bion is now evaluating both European and U.S. renewable energy/clean fuels developers, operators, and investors to determine the best fit for moving forward with AD/RNG development for its own beef project(s), access to clean fuels value chains for its low-carbon fertilizers, animal waste treatment for others, both here and in the EU, as well as a development partner in industrial and municipal opportunities. Further, with the recent OMRI Listing for its commercial fertilizer, the Company has initiated discussions with several large U.S. fertilizer manufacturers and distributors that have expressed interest in the product. Bion believes that such relationships could entail a direct investment in Bion, licensing fee, or some other ‘up front’ financial benefit to Bion, although there is no assurance that they will. The Company is finishing data acquisition at Fair Oaks needed to complete an independent engineering report that is critical to demonstrating the technology performance and economics of its ammonia recovery technology to potential strategic partners.

THERE IS NO ASSURANCE THAT THE COMPANY WILL REACH OR APPROACH THE GOALS/TARGETS SET FORTH ABOVE. REACHING SUCH GOALS/TARGETS WILL REQUIRE RESOLUTION OF THE COMPANY’S EXISTING FINANCIAL DIFFICULTIES AND ACCESS TO VERY LARGE AMOUNTS OF CAPITAL (EQUITY AND DEBT) AS EACH BEEF PROJECT MODULE IS PROJECTED TO COST IN EXCESS OF $60 MILLION (DEBT/EQUITY/GRANTS) TO CONSTRUCT AND WILL REQUIRE MOBILIZATION OF SUBSTANTIAL PERSONNEL, TECHNICAL RESOURCES AND MANAGEMENT SKILLS. THE COMPANY DOES NOT POSSESS EITHER THE FINANCIAL OR PERSONNEL RESOURCES INTERNALLY AND WILL NEED TO SOURCE SUCH RESOURCES FROM OUTSIDE.

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

The accompanying condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at September 30, 2024, the results of operations and cash flows of the Company for the three months ended September 30, 2024 and 2023. Operating results for the three months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending June 30, 2025.

 Cash and cash equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents. As of September 30, 2024 and June 30, 2024 there are no cash equivalents.

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

Income (Loss) per share:

Basic income (loss) per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share assumes the conversion, exercise, or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the income (loss) per share or increase the earnings per share. During the three months ended September 30, 2024 and 2023, the basic and diluted income (loss) per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants and options (as if exercised) and convertible securities (as if converted) that have been excluded from the calculation of basic income (loss) per share:

	September 30, 2024	September 30, 2023
Warrants	17,147,725	23,038,537
Options	5,001,600	12,006,600
Convertible debt	10,442,644	9,586,740

The following is a reconciliation of the denominators of the basic and diluted income (loss) per share computations for the three months ended September 30, 2024 and 2023.

	Three months ended September 30, 2024	Three months ended September 30, 2023
Shares issued – beginning of period	57,227,248	48,880,237
Shares held by subsidiaries (Note 6)	(704,309)	(704,309)
Shares outstanding – beginning of period	56,522,939	48,175,928
Weighted average shares issued during the period	7,726	441,747
Diluted weighted average shares – end of period	56,530,665	48,617,675

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

3.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	September 30, 2024	June 30, 2024
Computers and office equipment	12,607	12,607

Property and equipment, gross	12,607	12,607
Less accumulated depreciation	(12,197)	(11,912)
Property and equipment, net	$410	$695

 Depreciation expense was $285 and $461 for the three months ended September 30, 2024 and 2023, respectively.

4.       DEFERRED COMPENSATION:

The Company owes deferred compensation to various employees, former employees and consultants totaling $957,311 and $890,223 as of September 30, 2024 and June 30, 2024, respectively. Included in the deferred compensation balances as of September 30, 2024, are $367,500, $11,952 and $81,542 owed William O’Neill (“O’Neill”), the Company’s former CEO (until May 31, 2024), the estate/heirs of Dominic Bassani (“Bassani”), the Company’s recently deceased former Chief Operating Officer (who was Chief Executive Officer until through April 30, 2022) (NOTE: Dominic Bassani passed away on November 11, 2023.), and Mark A. Smith (“Smith”), the Company’s recently retired President, respectively.

The sums owed to Bassani and Smith are owed pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, accrues interest at 4% per annum and can be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month. The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month. The deferred compensation owed Bassani and Smith as of June 30, 2024 was $11,834 and $75,751, respectively.

O’Neill is owed a balance of $367,500 and $367,500 at September 30, 2024 and June 30, 2024, respectively, pursuant to his 2021 employment agreement. There is no interest accrual or conversion rights related to the deferred balance. O’Neill terminated his service to the Company prior to the full term of his agreement.

The Company owes deferred compensation to Craig Scott of $203,400 and $160,129 at September 30, 2024 and June 30, 2024 , respectively, with similar conversion terms as those described above for Bassani and Smith, with the exception that the interest accrues at 0% to 3% per annum.

The Company also owes various consultants and employees, pursuant to various agreements, for deferred compensation of $220,417 and $202,590 as of September 30, 2024 and June 30, 2024, respectively, with similar conversion terms as those described above for Bassani and Smith, with the exception that the interest accrues at 0% to 3% per annum. The Company also owes a former employee $72,500, which is not convertible and is non-interest bearing.

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

The Company recorded interest expense of $3,338 ($909 with related parties) and $6,427 ($5,036 with related parties) for the three months ended September 30, 2024 and 2023, respectively.

5.        NOTES PAYABLE:

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

As of September 30, 2024, the Adjusted 2020 Convertible Obligation balances, including accrued interest, owed Bassani (and his donees), Smith and Edward Schafer were $459,277, nil and $101,973, respectively. As of June 30, 2024, the Adjusted 2020 Convertible Obligation balances, including accrued interest, owed Bassani (and his donees), Smith and Edward Schafer were $459,277, nil and $101,973, respectively.

As of September 30, 2024 the Adjusted September 2015 Convertible Notes balances, including accrued interest, owed Bassani Family Trusts and Schafer were $7,907 and $4,246, respectively. As of June 30, 2024 the Adjusted September 2015 Convertible Notes balances, including accrued interest, owed Bassani Family Trusts and Schafer were $7,907 and $4,246, respectively.

2020 Convertible Obligations

The 2020 Convertible Obligations (which combined/replaced prior convertible instruments dating to 2017 (or earlier), which accrue interest at either 4% per annum or 4% compounded quarterly and effective January 1, 2020 were due and payable on July 1, 2024. The 2020 Convertible Obligations (including accrued interest, plus all future deferred compensation added subsequently), are convertible, at the sole election of the holder, into Units consisting of one share of the Company’s common stock and one half to one warrant to purchase a share of the Company’s common stock, at a price of $0.50 per Unit until July 1, 2024. The maturity date of the notes has been extended to January 15, 2025. The original conversion price of $0.50 per Unit approximated the fair value of the Units at the date of the agreements; therefore, no beneficial conversion feature exists. Management evaluated the terms and conditions of the embedded conversion features based on the guidance of ASC 815-15 “Embedded Derivatives” to determine if there was an embedded derivative requiring bifurcation. An embedded derivative instrument (such as a conversion option embedded in the deferred compensation) must be bifurcated from its host instruments and accounted for separately as a derivative instrument only if the “risks and rewards” of the embedded derivative instrument are not “clearly and closely related” to the risks and rewards of the host instrument in which it is embedded. Management concluded that the embedded conversion feature of the deferred compensation was not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument, and because of the Company’s limited trading volume that indicates the feature is not readily convertible to cash in accordance with ASC 815-10, “Derivatives and Hedging”. Effective February 1, 2023, a large portion of the 2020 Convertible Obligations were adjusted as set forth herein. The maturity date of the notes has been extended to January 15, 2025.

As of September 30, 2024, the remaining unadjusted portion of the 2020 Convertible Obligation balances, including accrued interest, owed Bassani Family Trusts (and his donees) and Smith, were $377,168 and $122,286, respectively. As of June 30,2024, the remaining unadjusted portion of the 2020 Convertible Obligation balances, including accrued interest, owed Bassani Family Trusts and Smith were $373,999 and $121,076, respectively.

The Company recorded interest expense of $4,380 and $5,079 for the three months ended September 30, 2024 and 2023, respectively.

Mark A. Smith (the Company’s President) (“Smith”), Dominic Bassani (the Company’s Chief Operating Officer) (“Bassani”) (NOTE: Dominic Bassani passed away on November 11, 2023. See Note 8) and Ed Schafer (Director) (“Schafer”), adjusted/reduced the principal owed to them by $1,109,649, $1,939,670 and $424,873, respectively. Subsequent to the adjustment, the adjusted portion of the 2020 Convertible Obligations were renamed Adjusted 2020 Convertible Obligations (see above).

September 2015 Convertible Notes

During the year ended June 30, 2016, the Company entered into September 2015 Convertible Notes with Bassani, Schafer and a Shareholder which replaced previously issued promissory notes. The September 2015 Convertible Notes bear interest at 4% per annum, had maturity dates of July 1, 2024, and may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.60 per share. As the conversion price of $0.60 approximated the fair value of the common shares at the date of the September 2015 Convertible Notes, no beneficial conversion feature exists. The maturity date of the notes has been extended to January 15, 2025 for Bassani and Schafer and July 1, 2025 for the other note holders.

The balances of the September 2015 Convertible Notes as of September 30, 2024, including accrued interest owed Bassani, Schafer and Shareholder, are $173,389, $4,245, and $479,769, respectively. As of June 30, 2024, the remaining unadjusted portion of the 2015 Convertible Notes balances including accrued interest, were $172,089, $4,245 and $475,990, respectively.

The Company recorded interest expense of $5,079 and $5,079 for the three months ended September 30, 2024 and 2023, respectively.

Convertible Bridge Loan/Default

On September 28, 2023, the Company entered into an agreement for a $1,500,000 bridge loan and executed documents including a convertible promissory note (“Note”) and a binding subscription agreement (“Subscription”) (collectively the Note and the Subscription are the “Bridge Loan Agreements”) with SEB LLC, a non-affiliated party (“Lender”). SEB and the note represented a strategic investment that would ‘anchor’ a larger capital raise. In addition to SEB, it was to include an offering to Bion shareholders, alongside new retail and institutional investors introduced by Titan Partners, the NY investment banking firm Bion engaged to underwrite the offering. The Bridge Loan Agreements required the Lender to loan the Company $1,500,000 in six monthly tranches of $250,000 commencing October 2023. All sums advanced under the Bridge Loan Agreements (and accrued interest thereon) would be due and payable (with interest accrued at 9% per annum) on October 1, 2024 if not previously converted into securities of the Company. The Note is convertible at $1.00 per unit, at the sole election of the Lender, into units consisting of one share of the Company’s common stock and a warrant to purchase one half share. The initial $250,000 tranche was received by the Company on October 5, 2023. However, no further funds were received by the Company from the Lender.

During early November 2023 the Lender informed the Company verbally that it did not intend to fulfill its obligations pursuant to the Bridge Loan Agreements and since such time the Lender has been in default (“Default”). Titan Partners informed the Company that it would be unable to complete an offering to their customers (or their syndicate member’s customers) without a strategic investor anchor. Further, the Company had very limited success raising money with its own shareholders for the same reason. The Default (which is continuing) has created substantial problems for and materially damaged the Company and rendered the Company unable to meet its current creditor obligations on a timely basis. The Company is currently evaluating its rights regarding the Default by the Lender. This situation has contributed to the substantial increase in the Company’s ‘Current Liabilities’ including ‘accounts payable’, over recent periods. See Condensed Consolidated Financial Statements and ‘Management’s Discussion and Analysis’. The Company has engaged in discussion/negotiation with its larger creditors (including its largest creditor--- the primary contractor on the Initial Project) but has been unable to reach agreements regarding payments due to the uncertainty as to if, when and how much funding the Company will be able to raise in future periods. As a result, the Company’s largest creditor---the primary contractor for the Initial Project --- has filed a mechanics lien in Indiana (and its largest sub-contractor has sent notices related to its intention to file a mechanics lien) and other creditors are threatening to commence litigation and/or repossess/remove leased equipment). Further, as of October 1, 2024, the Company is in default of the terms of the note.

On May 10, 2024 the Company received $150,000 from affiliates of the Bridge Loan Lender on terms not yet finalized and included in an agreement. These funds were received in the context of negotiations/discussions regarding a potential larger investment by affiliates and/or associates of the Lender but no further funds were received and the larger transaction was never completed. The funds were used primarily to re-initiate operations at the Initial Project. The Company is currently involved in discussions with representatives of SEB in an effort to achieve a mutually satisfactory resolution.

The Company recorded interest expense of $9,149 and nil for the three months ended September 30, 2024 and 2023, respectively.

May 2024 Convertible Notes

During the year ended June 30, 2024, the Company entered into May 2024 Convertible Notes with five individuals. The May 2024 Convertible Notes bear interest at 6% per annum, have maturity dates of December 31, 2025, and may be converted at the sole election of the noteholders into one restricted common shares and one warrant of the Company at a conversion price of $1.00 per unit. As the conversion price of $1.00 approximated the fair value of the common shares at the date of the May 2024 Convertible Notes, no beneficial conversion feature exists.

The balances of the May 2024 Convertible Notes including accrued interest owed is $127,457 and $125,567 as of September 30, 2024 and June 30, 2024, respectively.

The Company recorded interest expense of $1,890 and nil for the three months ended September 30, 2024 and 2023, respectively.

2024 Secured Convertible Note

On October 22, 2024, Bion's Board of Directors ratified an agreement with the Bion BLG, LLC, loan group, effective October 15, 2024, to purchase a Convertible Promissory Note in the principal amount of up to $500,000. The Company received advances during the quarter ended September 30, 2024 in the amount of $201,564 and interest was applied based on the date the funds were received. The note bears interest at 7.5% per annum and has a maturity date of April 15, 2025.

Three Bion Directors (Schoener, Turk and Weets) are members of the loan group and together comprise 60% ownership of the loan group (each member owns 20%). The Note is secured by the Company's Intellectual Property (IP)/patents. The Note will convert into securities in the Company at the terms of a later capital raise (or other source of funding) in excess of $3.0 million, which must be completed within six (6) months.

The balances of the 2024 Convertible Note Advances as of September 30, 2024, including accrued interest owed is $202,389.

The Company recorded interest expense of $825 for the three months ended September 30, 2024.

6.       STOCKHOLDERS’ EQUITY:

Write down of carry value of Initial Project

Effective June 30, 2024, at the same time the Initial Project was deemed placed in service, the Board of Directors determined that the capitalized carrying value of the Initial Project on the Company balance sheet as of that date be reduced to $0 in order to conform to the applicable accounting practices, because the Initial Project was recently reclassified as largely a research & development facility and is located on land subject to a short term lease (as described below in Item 2. Management’s Discussion and Analysis). As a result, a large ‘one time/non-recurring’ ‘non-cash’ charge of $9,460,425 was taken by the Company at that date which charge reduced the Company shareholders’ equity to ($5,808,501) and resulted in a loss of $11,691,115 for the 2024 fiscal year.

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

The Bassani Family has agreed to surrender not less than approximately 20% of its Company holdings (as of December 2023), which surrender will increase to approximately 30% based on certain financing performances. The Bassani Family elected to surrender deferred compensation of $652,252 (for 770,792 shares), $17,734 of partial surrender of the 2015 adjusted replacement note (for 154,208 shares) and 4,025,000 options as of June 30, 2024, the Company’s fiscal year end. The Bassani Family Agreement also sets forth requirements regarding conversion of convertible notes held by members of the Bassani Family after the security surrender.

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

During the quarter ended September 30, 2024 and the year ended June 30, 2024, the Company declared dividends of nil and nil respectively. The dividends are classified as a component of operations as the Series B Preferred stock is presented as a liability in these condensed consolidated financial statements. There is no liability at September 30, 2024.

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

During the quarter ended September 30, 2024, 9,231 shares of restricted common stock were issued for consulting services valued at $6,000.

Warrants:

As of September 30, 2024, the Company had approximately 17.1 million warrants outstanding, with exercise prices from $0.60 to $1.60 and expiring on various dates through December 31, 2026.

The weighted-average exercise price for the outstanding warrants is $0.69, and the weighted-average remaining contractual life as of September 30, 2024 is .78 years.

On July 15, 2024 the Company modified 5,795,099 warrants by extending the exercise date. Employees and directors were extended two year and investors were extended one year. The valuation method used by the Company determines the valuation based on prior private placements. One year extensions were valued at $0.05 and two year extensions were valued at $0.15. The company had non-cash employee compensation of $326,475 and interest expense of $180,929.

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

The Company recorded compensation expense related to employee stock options of $332,128 and $55,108 for the three months ended September 30, 2024 and 2023, respectively. The Company granted nil and nil options for the three months ended September 30, 2024 and 2023, respectively.

On July 15, 2024 the Company modified 3,806,600 options by extending the exercise date. 3,736,600 options held by employees and directors were extended two years from December 31, 2024 to December 31, 2026. 70,000 options with a non-employee were extended one year from December 31, 2024 to December 31, 2025. The company used the Black- Scholes valuation method and expensed $332,128 to non-cash compensation.

A summary of option activity under the 2006 Plan for three months ended September 30, 2024 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2024	5,001,600	$0.84	.85	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2024	5,001,600	$0.84	2.11	$—

The total fair value of stock options that vested during the three months ended September 30, 2024 and 2023 was nil and nil respectively. As of September 30, 2024, the Company had no unrecognized compensation cost related to stock options.

7.       SUBSCRIPTION RECEIVABLE - AFFILIATES:

As of September 30, 2024, the Company has three interest bearing, secured promissory notes with an aggregate principal amount of $428,250 ($538,954, including interest) from Bassani which were received as consideration for purchases of warrants to purchase 5,565,000 shares, in aggregate, of the Company’s restricted common stock, which warrants have an exercise price of $0.75 (with a 75% exercise price adjustment provision) and have expiry dates ranging from December 31, 2024 (now extended to January 15, 2025) to December 31, 2025 (subject to extension rights) secured by portions of Bassani Family Trust’s 2020 Convertible Obligation and Bassani Family Trust’s September 2015 Convertible Notes. The secured promissory notes are payable January 15, 2025.

As of September 30, 2024, the Company has an interest bearing, secured promissory note for $30,000 ($37,384 including interest) from Smith as consideration to purchase warrants to purchase 300,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 (with a 75% exercise price adjustment provision) and had expiry dates of December 31, 2024 (now extended to January 15, 2025). The promissory note bears interest at 4% per annum and is secured by $30,000 original principal ($38,265 including interest) of Smith’s 2020 Convertible Obligations. The secured promissory note is payable on January 15, 2025.

As of September 30, 2024, the Company has an interest bearing, secured promissory note for $19,400 ($24,743 including interest) from Scott as consideration to purchase warrants to purchase 485,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.75 (with a 90% exercise price adjustment provision) and have expiry dates of December 31, 2024 (now extended to December 31, 2026). The promissory note bears interest at 4% per annum and is secured by the warrants (which 400,000 were gifted subject to the security interest).

As of September 30, 2024, the Company has one interest bearing, secured promissory note with an aggregate principal amount of $27,000 ($34,436 including interest) from one employee as consideration to acquire warrants to purchase 570,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.75 (with a 90% exercise price adjustment provision) and have expiry dates of December 31, 2024 (now extended to December 31, 2026). (The promissory note bears interest at 4% per annum and is secured by a perfected security interest in the warrants, and are payable on December 31, 2026).

These secured promissory notes are recorded as “Subscription receivable—affiliates” on the Company’s balance sheet pending payment.

8.       COMMITMENTS AND CONTINGENCIES:

A: Employment/Consulting (and related) agreements:

Stephen Craig Scott (“Scott”) was appointed interim CEO effective June 1, 2024. Scott had previously been working with the Company as an employee/consultant since 1993 in various positions including Director of Communications, SVP- Capital Markets and Head of Business Development. On October 25, 2023, Scott entered into an agreement with the Company which included provisions for a monthly salary of $14,000 of which $2,000 is deferred. During the year ended June 30, 2024 and three months ended September 30, 2024, Scott deferred substantial portions of his monthly salary to help the Company conserve cash. For the three months ended September 30, 2024 and 2023, Scott was paid nil and $36,000 respectively.

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

Until his retirement on July 31, 2024, Smith held the positions of Director, President, Interim Chief Financial Officer and General Counsel of Company (and its subsidiaries) under various agreements (and extensions) and terms since March 2003. On October 10, 2016, the Company approved a month-to-month contract extension with Smith which included provisions for i) a monthly salary of $18,000 (deferred until the Board of Directors re-instated cash payments to all employees and consultants who are deferring compensation), ii) the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, until December 31, 2024, and iii) the right to convert his deferred compensation in whole or in part, at his sole election, at any time in any amount at “market” or into securities sold in the Company’s current/most recent private offering at the price of such offering to third parties. Smith agreed effective July 29, 2018 to continue to serve the Company under the same basic terms on a month-to-month basis. On May 1, 2022 Smith’s compensation was increased to $25,000 per month of which $5,000 per month was deferred. Smith deferred substantial portions of his monthly compensation to help the Company conserve cash. For the three months ended September 30, 2024 and 2023, Smith was paid nil and $15,000, respectively, of cash compensation. Smith was paid, deferring part or all of his cash compensation, since October 31, 2023, due to the Company’s financial crisis described in multiple places herein and $135,000 has been accrued during that period until September 30, 2024.

From no later than March 31, 2005, the Company had various agreements with Dominic Bassani (and/or Brightcap which provided his services during some of the years) (NOTE: Dominic Bassani passed away on November 11, 2023.) who was serving as the Company’s Chief Operating Officer (‘COO’) at the time of his passing and formerly served as the Company’s Chief Executive Officer (‘CEO’) for the prior decade (any reference to Brightcap or Bassani for all purposes are referring to the same individual). The Board appointed Bassani as the Company's CEO effective May 13, 2011. On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017 (with the Company having an option to extend the term an additional six months.) Pursuant to the Extension Agreement, Bassani continued to defer his cash compensation ($31,000 per month) until the Board of Directors re-instated cash payments to all employees and consultants who were deferring their compensation. During October 2016 Bassani was granted the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share, until March 15, 2018 (which was expanded on April 27, 2017, to the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, until June 30, 2024 (including extensions). During February 2018, the Company agreed to the material terms for a binding two-year extension agreement for Bassani’s services as CEO. Bassani’s salary remained $31,000 per month, which accrued in part during periods when the Board determined there was not adequate cash available. Additionally, the Company agreed to pay or accrue $2,000 per month to be applied to life insurance premiums (which sums were accrued as liabilities). On August 1, 2018, in the context of extending his agreement to provide services to the Company on a full-time basis through December 31, 2022) plus 2 years after that on a part-time basis, the Company received an interest bearing secured promissory note for $300,000 from Bassani as consideration to purchase warrants to purchase 3,000,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of June 30, 2025. The promissory note is secured by a portion of Bassani’s 2020 Convertible Obligations and, as of June 30, 2024, the principal and accrued interest was $373,099. For the three months ended September 30, 2024 and 2023, Brightcap was paid nil and $15,000, respectively, of cash compensation.

Effective April 1, 2024 the Company entered into two material definitive agreements regarding voluntary surrender for cancellation of securities of the Company (and related matters) by: a) members of the family of Dominic Bassani, recently deceased former Chief Executive Officer and (with his family) the Company’s largest shareholder (collectively “Bassani Family”)(“Bassani Family Agreement”), and b) Mark A. Smith, President of the Company and a director (“MAS”) (“MAS Agreement”), as described in multiple places herein.

B: Initial Project:

On January 28, 2022 Bion Environmental Technologies, Inc. (‘Bion’), on behalf of Bion 3G1 LLC (‘3G1’), a wholly-owned subsidiary, entered into a Purchase Order Agreement with Buflovak and Hebeler Process Solutions (collectively ‘Buflovak’) in the amount of $2,665,500 (and made the initial 25% payment ($666,375) for the core of the ‘Bion System’ portion (without the crystallization modules which will be ordered and fabricated pursuant to subsequent agreements) of the previously announced 3G Tech Initial Project. This Purchase Order encompassed the core of Bion’s 3G Technology. The Company received progress billing in March 2022 and June 2022 for the second and third 25% installments, both of which have been paid as of the filing date. On January 17, 2023 the Company received an invoice from Buflovak for $533,100 which was paid on March 1, 2023 and on April 24, 2023 the Company received an invoice from Buflovak for $83,275 which was paid on May 2, 2023 bringing the aggregate payments to $2,615,500 as of the date of this filing. On July 26, 2023 the Company received the final invoice for $50,000, $16,666 was paid on January 2, 2024 leaving a balance of $33,334. In addition to the Purchase Order, through September 30, 2024 the Company has incurred additional costs of $6,794,925 on the Initial Project for capitalized interest and costs, non-cash compensation, equipment and consulting fees. $7,369,529 has been paid and $1,681,105 has been billed and not yet paid.

Buflovak (a division of Hebeler Process Solutions) has worked with the Company on design and testing of its 3G Tech over several years. The basic design for the Initial Project’s ARS System, fabrication and delivery of equipment from Buflovak, and assembly/construction were completed in July 2023, followed by system startup. Steady-state operations were achieved in September 2023, after which time we began optimization of the ARS in preparation for providing final design for full-scale systems, as well as demonstrating its performance and economics for an independent engineering report. Due to delays and interruptions in our ability to operate the system (as below), those efforts have continued to date. We worked in concert with Integrated Engineering Services, the primary site engineering firm for the facility, on the integration of all project components/modules at the Initial Project site during assembly/construction. Additional agreements were entered into with various professional services providers (engineers, surveyors, utilities, etc.) for work related to the Initial Project. The Company has incurred costs of $8,406,434 on the Initial Project, not including capitalized labor and interest.

Management previously believed that the Initial Project had reached the point where it could be appropriately deemed ‘placed in service’ at January 1, 2024. However, discussions with the key technical and engineering personnel involved at the Initial Project during the recently concluded quarter convinced management that such a characterization was premature as some key modules had not yet been completed and/or fully tested. Additionally, due to some recent equipment break-downs, the Initial Project was in maintenance mode at that time (and not conducting operations), while the Company awaited required replacement parts and subsequent repairs. This process was slowed by the Company’s ongoing difficulties in raising needed funds for its activities. The Company’s Board of Directors re-evaluated the classification/status of the Initial Project as part of the Company’s annual review process and determined that the Initial Project had been ‘placed in service’ at the June 30, 2024, fiscal year end. Further, after extensive discussion, it was determined that the ‘carrying value’ of the Initial Project on the Company balance sheet as of that date be reduced to $0 in order to conform to accepted accounting practices, because the Initial Project was recently reclassified as largely a research & development facility and is located on land subject to a short term lease (as described below in Item 2, Management’s Discussion and Analysis). As a result, a large ‘one time/non-recurring’ ‘non-cash’ charge of $9,460,425 has been taken by the Company at that date which charge reduced the Company shareholders’ equity to ($5,808,501) and resulted in a loss of $11,691,115 for the 2024 fiscal year.

C: Lease:

The Company entered into an agreement on September 23, 2021, to lease approximately four acres of land near Fair Oaks, Indiana, for the development site of its Initial Project.

The future minimum lease payment under noncancelable operating lease with terms greater than one year as of September 30, 2024:

From July 2024 to December 2024	18,750
Undiscounted cash flow	18,750
Less imputed interest	(308)
Total	18,442

The weighted average remaining lease term and discounted rate related to the Company’s lease liability as of September 30, 2024 were 0.25 years and 10%, respectively. The Company’s lease discount rate is generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s lease cannot be readily determined.

The Company has not made lease payments since October 16, 2023 and owes $68,750 in lease payments at September 30, 2024.

D: Litigation (and related matters):

The Company currently is not involved in any other material litigation or similar events.

9.        SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to September 30, 2024 for recognition and disclosure in the financial statements and notes to the financial statements.

On October 1, 2024, Bion defaulted under the terms of the convertible bridge loan with SEB, LLC. As described in Note 5 Notes Payable, SEB, LLC, had previously defaulted on its obligation under the agreement and the Company is currently involved in discussions with representatives of SEB in an effort to achieve a mutually satisfactory resolution to the issue.

On October 22, 2024, the Board of Directors ratified an agreement with BION BLG, LLC, (“BLG”) to help alleviate short-term cash needs to continue operations. In August, three affiliates of the Company (Greg Schoener, Interim COO & Director; Turk Stovall, Director; Bob Weerts, Director) and two shareholders (one of whom is the brother of Greg Schoener) began advancing money to Bion to cover critical payables. They subsequently formed a loan group, BLG, and have continued to provide short-term funding for Bion in a secured promissory note of up to $500,000. Schoener, Weerts, and the two non-affiliate members were also large Bion shareholders, prior to the formation of BLG. As a group, Schoener, Stovall, and Weerts own 60% of BLG, which has a security interest in the Company’s Intellectual Property. The BLG note will bear interest at a rate of 7.5% per annum and the maturity date is April 15, 2025. As of the date of filing, BLG has advanced $336,957.. The BLG note will convert into Units (shares and/or warrants) in the Company at the terms of a later capital raise, in which Bion crosses the threshold of $3 (three) million in aggregate capital raised (or other source of funding, and other terms as defined in the note). If the Company is unable to complete such funding within six (6) months, it will be in default of the BLG note, which is secured by the Company’s Intellectual Property (“IP” “Collateral”). BLG will share the Collateral on a pro rata basis with investors in a Note with similar terms being offered to previous Bion investors. The BLG note and security agreements contain other terms set forth therein and are included as exhibits to this filing.

On November 1, 2024, the Company executed a selling agreement with KCD Financial (a FINRA-registered broker/dealer whom the Company has a long-standing relationship), marking the launch of a secured promissory note offering (dated October 20, 2024) to previous investors/ shareholders (and certain others) with similar terms to the BLG note. Based on feedback from shareholders and registered representatives with which the Company has long standing relationships, management believes that sufficient capital can be raised with this group to 1) continue to cover critical payables to maintain operations that will allow the Company to finish the engineering report and technology demonstration at Fair Oaks, 2) move forward with pre-development work on the Stovall project, 3) continue discussions with potential strategic partners, and 4) position ourselves for the larger offering/ funding that will be required. However, there can be no assurance the Company will be successful in its efforts to obtain such financing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statements made in this Form 10-Q that are not historical or current facts, which represent the Company's expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition, business strategies, and other information, involve substantial risks and uncertainties. The Company's actual results of operations, most of which are beyond the Company's control, could differ materially. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," anticipate," "estimate," or "continue" or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statement represents management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected.

These factors include potential conflicts of interest related to the BLG loan group, its control by three of Bion’s Directors and key management, and its security position in the Company’s IP (see below, Item K), adverse economic conditions, entry of new and stronger competitors, inadequate capital and limited ability to obtain financing, needed personnel and equipment, unexpected costs, failure (or delay) to gain product certifications and/or regulatory approvals in the United States (or particular states) or foreign countries, loss (permanently or for any extended period of time) of the services of members of the Company’s small core management team and failure to obtain access to new markets. Additional risks and uncertainties that may affect forward looking statements about Bion's business and prospects include: i) the possibility that markets for eco-friendly/sustainable beef, organic and low-carbon fertilizer products, and clean fuels will be slow to develop (or not develop at all), ii) the possibility that competitors will develop more comprehensive and/or less expensive environmental solutions, iii) delays in market awareness of Bion and our Systems, iv) uncertainties and costs increases related to research and development efforts to update and improve Bion’s technologies and applications thereof, and/or v) delays and/or costs exceeding expectations relating to Bion's development of the Initial Project, JVs and/or Projects and vi) failure of marketing strategies, each of which could have both immediate and long term material adverse effects by placing us behind our competitors and requiring expenditures of our limited resources.

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

Since the end of May 2024, a new core leadership team has been installed (see H and I, below) and a short-term funding facility has been implemented (see K, below) while longer term capital solutions are evaluated. Our new leadership team believes the financial and management difficulties Bion has faced are outweighed by the success of our technology demonstration and optimization initiatives at our Fair Oaks facility. This success coincides with clear and growing trends in both sustainable agriculture and clean fuels technology and policy that favor Bion’s technology and business opportunities. Bion leadership believes this confluence of events positions the Company, assuming it aligns with appropriate strategic partners and obtains sufficient financing, to exploit a unique opportunity to participate in transformational change at the intersection of agriculture, renewable energy and clean fuels, clean air and water, and evolving consumer demand.

PLEASE NOTE:

A: The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing Projects, JVs and proposed Projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years. Current liabilities were approximately $6.1 million at September 30, 2024 which represents an increase of approximately $337,000 from June 30, 2024 (largely due to an increase current debt for new debt as well as deferred compensation. Similarly, the Company’s cash on hand decreased from approximately $52,000 to approximately $36,000 over the same period. The Company has faced extreme difficulty obtaining needed funding during the entire 2024 fiscal year, which has continued throughout the first quarter of the current fiscal year to date.

B:  Previous management believed that the Initial Project had reached the point where it could be appropriately deemed ‘placed in service’ at January 1, 2024. However, discussions with the key technical and engineering personnel involved at the Initial Project during the recently concluded quarter convinced management that such a characterization was premature as some key modules had not yet been completed and/or fully tested at that date. Additionally, due to some equipment break-downs, the Initial Project was in maintenance mode rather than conducting operations, while the Company awaited required replacement parts and subsequent repairs. This process was slowed by the Company’s ongoing difficulties in raising the funds needed for its activities. The Company’s Board of Directors re-evaluated the classification/status of the Initial Project as part of the Company’s annual review process and determined that the Initial Project should have been ‘placed in service’ at the June 30, 2024, fiscal year end.

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

C: On September 28, 2023, the Company entered into an agreement for a $1,500,000 bridge loan and executed documents including a convertible promissory note (“Note”) and a binding subscription agreement (“Subscription”) (collectively the Note and the Subscription are the “Bridge Loan Agreements”) with SEB LLC, a non-affiliated party (“Lender”). SEB and the note represented a strategic investment that would ‘anchor’ a larger capital raise. In addition to SEB, it was to include an offering to Bion shareholders, alongside new retail and institutional investors introduced by Titan Partners, the NY investment banking firm Bion engaged to underwrite the offering. The Bridge Loan Agreements required the Lender to loan the Company $1,500,000 in six monthly tranches of $250,000 commencing October 2023. All sums advanced under the Bridge Loan Agreements (and accrued interest thereon) would be due and payable (with interest accrued at 9% per annum) on October 1, 2024 if not previously converted into securities of the Company. The Note is convertible at $1.00 per unit, at the sole election of the Lender, into units consisting of one share of the Company’s common stock and a warrant to purchase one half share. The initial $250,000 tranche was received by the Company on October 5, 2023. However, no further funds were received by the Company from the Lender.

During early November 2023 the Lender informed the Company verbally that it did not intend to fulfill its obligations pursuant to the Bridge Loan Agreements and since such time the Lender has been in default (“Default”). Titan Partners informed the Company that it would be unable to complete an offering to their customers (or their syndicate member’s customers) without a strategic investor anchor. Further, the Company had very limited success raising money with its own shareholders for the same reason. The Default (which is continuing) has created substantial problems for and materially damaged the Company and rendered the Company unable to meet its current creditor obligations on a timely basis. The Company is currently evaluating its rights regarding the Default by the Lender. This situation has contributed to the substantial increase in the Company’s ‘Current Liabilities’, including ‘accounts payable’, over recent periods. See Condensed Consolidated Financial Statements and ‘Management’s Discussion and Analysis’. The Company has engaged in discussion/negotiation with its larger creditors (including its largest creditor--- the primary contractor on the Initial Project) but has been unable to reach agreements regarding payments due to the uncertainty as to if, when and how much funding the Company will be able to raise in future periods. As a result, the Company’s largest creditor---the primary contractor for the Initial Project --- has filed a mechanics lien in Indiana (and its largest sub-contractor has sent notices related to its intention to file a mechanics lien) and other creditors are threatening to commence litigation and/or repossess/remove leased equipment). Further, as of October 1, 2024, the Company is in default of the terms of the note.

On May 10, 2024 the Company received $150,000 from affiliates of the Bridge Loan Lender on terms not yet finalized and included in an agreement. These funds were received in the context of negotiations/discussions regarding a potential larger investment by affiliates and/or associates of the Lender but no further funds were received and the larger transaction was never completed. The funds were used primarily to re-initiate operations at the Initial Project. The Company is currently involved in discussions with representatives of SEB in an effort to achieve a mutually satisfactory resolution.

D: At the end of December 2023, Bion achieved key objectives in the optimization of the Ammonia Recovery System at our commercial-scale demonstration facility in Fair Oaks, Indiana. Though delayed by supply chain issues, the demonstration at Fair Oaks confirmed the system's state-of-the-art capabilities and economics. In managements’ opinion, the wide applicability of the ARS and its environmental benefits cannot be overstated, as livestock-related and other nutrient issues continue to grow, both in the U.S. and globally.

E: On January 2, 2024, Bion received a new (continuation) patent that broadened the claims related to its Ammonia Recovery System (ARS) to include industrial and municipal wastewater sources, in addition to animal waste streams that were previously covered. Since that time, Bion has and will continue to direct part of its limited resources to understanding and evaluating opportunities to apply its ARS as a ‘standalone’ ammonia control solution in these sectors. In such cases, the ARS would be deployed as a bolt-on ammonia solution (vs integrated into a Bion Gen3Tech livestock platform) for facilities (both new and existing) that produce biogas from organic waste streams, such as food, food processing, and livestock packing/slaughter. These facilities are subject to EPA-mandated discharge limits that require ammonia control or face other limitations on ammonia/nitrogen in the effluent from biogas production. We believe at this time there is potentially a robust opportunity to provide ammonia control solutions to others and we intend to pursue this opportunity in the coming year.

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

J: On June 18, 2024, Bion formed a strategic relationship with Turk Stovall and Stovall Ranching Companies with the goal of developing a 16,000-head sustainable beef project at Stovall’s Yellowstone Cattle Feeders (YCF) location in Shepherd, Montana. The YCF feedyard is a traditional outdoor dirt feedlot that today is permitted to feed up to 25,000 head. Mr. Stovall also agreed to join Bion's Board of Directors and lead a joint venture between Stovall Ranching Companies and Bion to develop the project. The facility is envisioned to produce premium quality Montana beef that we believe will be the 'cleanest', most eco-friendly finished beef in the marketplace.

K: To help alleviate short-term cash needs for continued operations, in August, three affiliates of the Company (Greg Schoener, Interim COO & Director; Turk Stovall, Director; Bob Weerts, Director) and two shareholders (one of whom is the brother of Greg Schoener) began advancing money to Bion to cover critical payables. They subsequently formed a loan group, BION BLG, LLC (“BLG”), and have continued to provide short-term funding for Bion in a secured promissory note of up to $500,000. Schoener, Weerts, and the two non-affiliate members were also large Bion shareholders, prior to the formation of BLG. As a group, Schoener, Stovall, and Weerts own 60% of BLG, which has a security interest in the Company’s Intellectual Property. The BLG note will bear interest at a rate of 7.5% per annum and the maturity date is April 15, 2025. As of the filing date, BLG has advanced $336,957. The BLG note will convert into Units (shares and/or warrants) in the Company at the terms of a later capital raise, in which Bion crosses the threshold of $3 (three) million in aggregate capital raised (or other source of funding, and other terms as defined in the note). If the Company is unable to complete such funding within six (6) months, it will be in default of the BLG note, which is secured by the Company’s Intellectual Property (“IP” “Collateral”). BLG will share the Collateral on a pro rata basis with investors in a Note with similar terms being offered to previous Bion investors. The BLG note and security agreements contain other terms set forth therein and are included as exhibits to this filing.

L: In November, the Company launched a secured promissory note offering to previous investors/shareholders (and certain others) with similar terms to the BLG note. Based on feedback from shareholders and registered representatives with which the Company has long standing relationships, management believes that sufficient capital can be raised with this group to 1) continue to cover critical payables to maintain operations that will allow the Company to finish the engineering report and technology demonstration at Fair Oaks, 2) move forward with pre-development work on the Stovall project, 3) continue discussions with potential strategic partners, and 4) position ourselves for the larger offering/ funding that will be required. However, there can be no assurance the Company will be successful in its efforts to obtain such financing.

____________________________________

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

Leadership believes for several reasons that the best opportunity for the Company to prove its sustainable beef concept at this time is with the Stovall Ranch JV in Montana. In June 2024, Bion formed a strategic relationship with Turk Stovall and Stovall Ranching Companies. Turk Stovall is a fifth-generation Montana cattleman, with an extensive graduate-level education in cattle husbandry and an MBA in agribusiness, and he is the largest custom cattle feeder in Montana. He also has broad experience and relationships with both the U.S. and Montana’s beef industry and important state leaders, resources, and agencies. Bion and Stovall have agreed to establish a JV, to be led by Mr. Stovall, with the goal of developing a 16,000-head sustainable beef project at Stovall’s Yellowstone Cattle Feeders (‘YCF’) location in Shepherd, Montana. We anticipate establishing the Stovall-Bion JV and creating related distribution agreements with key value chain partners during the current calendar year, with the intent to begin construction before the end of 2024.

____________________________________

The Company’s on-going difficulties raising needed funds over the past two years have rendered the Company unable to meet its current creditor obligations on a timely basis. The Company has engaged in discussion/negotiation with its larger creditors (including its largest creditor--- the primary contractor on the Initial Project) but has been unable to reach agreements regarding payments due to the uncertainty as to if, when, and how much funding the Company will be able to raise in future periods. As a result, the primary contractor has filed a mechanics in Indiana (and its largest sub-contractor has sent notices related to its intention to file a mechanics lien) and other creditors are threatening to commence litigation and/or repossess/remove leased equipment. The Company is behind on its lease payments related to the site of the Initial Project. On September 5, 2024, three members of the LLC met with representatives of two of the largest creditors: the primary contractor and the property lessor. We have resumed payments to certain creditors, whose services the Company requires to continue operations at Fair Oaks, including lease payments to the property lessor (and ongoing supplier of digestate). Discussions and ultimate resolution are ongoing and subject to Bion’s ability to raise capital in a timely manner. We have implemented extreme cost savings measures: maintaining only mission-critical operations and funding, on a weekly basis, funding only those expenses needed to maintain operations. These measures will continue until we can execute a larger financing or obtain other sources of capital, such as a potential strategic investor/partner or license agreement.

Bion is currently in discussions with several potential strategic partners in renewable energy (biogas/RNG and solar) and clean fuels, organic fertilizer distribution, and others involved in reducing the carbon footprint of livestock production, especially beef. With today’s U.S, and global emphasis on decarbonizing energy and the food supply chain, the sectors have become closely intertwined, they are evolving quickly, and integrated solutions have become increasingly desired, but complex. Bion is now evaluating both European and U.S. renewable energy/clean fuels developers, operators, and investors to determine the best fit for moving forward with AD/RNG development for its own beef project(s), access to clean fuels value chains for its low-carbon fertilizers, animal waste treatment for others, both here and in the EU, as well as a development partner in industrial and municipal opportunities. Further, with the recent OMRI Listing for its commercial fertilizer, the Company has initiated discussions with several large U.S. fertilizer manufacturers and distributors that have expressed interest in the product. Bion believes that such relationships could entail a direct investment in Bion, licensing fee, or some other ‘up front’ financial benefit to Bion, although there is no assurance that they will. The Company is finishing data acquisition at Fair Oaks needed to complete an independent engineering report that is critical to demonstrating the technology performance and economics of its ammonia recovery technology to potential strategic partners.

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

THERE IS NO ASSURANCE THAT THE COMPANY WILL REACH OR APPROACH THE GOALS/TARGETS SET FORTH ABOVE. REACHING SUCH GOALS/TARGETS WILL REQUIRE RESOLUTION OF THE COMPANY’S EXISTING FINANCIAL DIFFICULTIES AND ACCESS TO VERY LARGE AMOUNTS OF CAPITAL (EQUITY AND DEBT) AS EACH BEEF PROJECT MODULE IS PROJECTED TO COST IN EXCESS OF $60 MILLION (DEBT/EQUITY/GRANTS) TO CONSTRUCT AND WILL REQUIRE MOBILIZATION OF SUBSTANTIAL PERSONNEL, TECHNICAL RESOURCES AND MANAGEMENT SKILLS. THE COMPANY DOES NOT POSSESS EITHER THE FINANCIAL OR PERSONNEL RESOURCES INTERNALLY AND WILL NEED TO SOURCE SUCH RESOURCES FROM OUTSIDE ITSELF.

For expanded information regarding our ‘HISTORY, BACKGROUND AND CURRENT ACTIVITIES’, see discussion within the Notes (particularly Notes 1, 4, 5, and 8) included in this report, in Forms 8-K filed earlier this year and Item 1 (and other sections) in our Annual Reports on Form 10-K filed in previous fiscal years.

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

Pursuant to ASC Topic 815 “Derivatives and Hedging” (“Topic 815”), the Company reviews all financial instruments for the existence of features which may require fair value accounting and a related mark-to-market adjustment at each reporting period end. Once determined, the Company assesses these instruments as derivative liabilities. The fair value of these instruments is adjusted to reflect the fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. As of September 30, 2024 and 2023, there are no derivative financial instruments.

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

THREE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2023

Revenue

Total revenues were nil for both the three months ended September 30, 2024 and 2023.

General and Administrative

Total general and administrative expenses were $959,000 and $666,000 for the three months ended September 30, 2024 and 2023, respectively.

Salaries and related payroll tax expenses were $95,000 and $165,000 for the three months ended September 30, 2024 and 2023, respectively. Consulting costs were $45,000 and $185,000 for the three months ended September 30, 2024 and 2023, respectively. The $140,000 decrease in salary costs is due to Bill O’Neill resigning, Dominic Bassani passing away and the Company not replacing the position and a reduction in salary for Mark Smith. Investor relations expenses were ($57,000) and $46,000 for the three months ended September 30, 2024 and 2023, respectively, and the $103,000 decrease was due to less investor-related activity during the fiscal year in order to conserve cash and a vendor issuing a credit due to the result of an overcharge for services. Legal costs were nil and $8,000 for the three months ended September 30, 2024 and 2023, respectively.

Stock-based compensation for the three months ended September 30, 2024 and 2023 were $659,000 and $58,000, respectively. The $601,000 increase was due to the recording of stock option and warrant extensions in the three months ended September 30, 2024.

Depreciation

Total depreciation expense was $285 and $461 for the three months ended September 30, 2024 and 2023, respectively.

Research and Development

Total research and development expenses were $6,400 and $8,300 for the three months ended September 30, 2024 and 2023, respectively.

Salaries and related payroll tax expenses were $1,400 and $1,000 for the three months ended September 30, 2024 and 2023, respectively. Consulting costs were nil and $3,000 for the three months ended September 30, 2024 and 2023, respectively.

Loss from Operations

As a result of the factors described above, the loss from operations was $966,000 and $675,000 for the three months ended September 30, 2024 and 2023 respectively.

Other (Income)/Expense

Other expense was $206,000 and $71,000 for the three months ended September 30, 2024 and 2023, respectively.

Interest expense related to deferred compensation, loan payable and convertible notes prior to capitalization was $25,000 and $15,000 for the three months ended September 30, 2024 and 2023, respectively. Interest expense related to warrant modifications was $181,000 and nil for the three months ended September 30, 2024 and 2023, respectively.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was nil and nil for the three months ended September 30, 2024 and 2023, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $1,172,000 and $746,000 for the three months ended September 30, 2024 and 2023, respectively, and the net loss per basic common share was $.02 and $.02 for the three months ended September 30, 2024 and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's condensed consolidated financial statements for the three months ended September 30, 2024 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2024 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of September 30, 2024, the Company had cash of approximately $36,000. During the three months ended September 30, 2024, net cash used in operating activities was $218,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance, legal, accounting, consulting and investor relations expenses as well as the purchase of property and equipment. Cash expenditures were offset in part by proceeds from financing activities, a total of $202,000 in debt funding. During the three months ended September 30, 2023, net cash used in operating activities was $395,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance, legal, accounting, consulting and investor relations expenses as well as the purchase of property and equipment. Cash expenditures were offset by proceeds from financing activities, primarily the exercise of warrants and sale of common shares

As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. As stated in multiple places in this report, over the last 3 months the Company has had only very limited success in raising needed funds which lack of success has had material negative effects on the Company and its business. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

During the three months ended September 30, 2024 and 2023, the Company invested nil and $164,000 in the purchase of property and equipment, respectively. The decrease was due to the Company’s effort to conserve cash in the three months ended September 30, 2024.

Financing Activities

During the three months ended September 30, 2024, the Company received gross cash proceeds of $202,000 from notes payable.

As of September 30, 2024, the Company has debt obligations consisting of: a) deferred compensation of $957,000, b) convertible notes payable – affiliates of $1,718,000, c) current note payable including accrued interest of $630,000 and d) notes payable including accrued interest of $127,000. As of September 30, 2023, the Company had debt obligations of a) deferred compensation of $1,074,000, and b) convertible notes payable – affiliates of $1,684,000.

Plan of Operations and Outlook

As of September 30, 2024, the Company had cash of approximately $36,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal years 2023 and 2022 (as a whole), the Company faced less difficulty in raising equity funding (but was subject to substantial equity dilution from the larger amounts of equity financing during the periods) than was experienced in the prior 3 years. However, this positive trend did not continue during the last quarter of the 2023 fiscal year and the entirety of fiscal year 2024 (and the first and second quarters of 2025 through the date of this report). The Company raised very limited equity funds during such periods to meet some of its immediate needs, and therefore, the Company needs to raise substantial additional funds in the upcoming periods. The Company has faced substantial demand for capital and operating expenditures for the fiscal year 2024 that we anticipate will continue (or increase) during the 2025 fiscal year and periods thereafter as it moves toward commercial implementation of its 3G Tech and development of JVs (including costs associated with additions of personnel to carry out the business activities of the Company) and, therefore, is likely to continue to face significant cash flow management issues due to limited capital resources and working capital constraints which had only begun to be alleviated during 2022 and 2023. As a result, the Company has faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring most of their cash compensation and/or are accepting compensation in the form of securities of the Company and members of the Company's senior management have from time-to-time made loans to the Company in the past and may do so in future periods.

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

During the quarter ended September 30, 2024 the Company had a loss of $1,171,600, including $659,000 non-cash compensation expenses of related to extension of warrants and options.

During the year ended June 30, 2024, a one-time, non-recurring, non-cash charge of $9,460,425 was incurred by the Company in connection with a write-down of the capitalized carrying value of the Initial Project (at Fair Oaks, Indiana) because the Initial Project was recently reclassified as largely a research & development facility and is located on land subject to a short term lease (as described below in Item 2, Management’s Discussion and Analysis). This charge reduced the Company shareholders’ equity to ($5,808,501) and resulted in a loss of $11,691,115 for the 2024 fiscal year.

The Company’s extreme difficulty in obtaining needed funds during the entire 2024 fiscal year has continued throughout the first quarter of the current fiscal year to date. See Note 1. Going Concern and Management’s Plans, Plan of Operations and Outlook and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 9. Subsequent Events.

The constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company’s efforts to operate and develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company is able to raise needed funds during the remainder of the current fiscal year (and subsequent periods), of which there is no assurance, management will not need to consider deeper cuts (including additional personnel cuts) and/or curtailment of ongoing activities including research and development activities. The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects. The Company anticipates that it will seek to raise from $3,000,000 to $10,000,000 or more debt and/or equity through sale of its equity securities (common, preferred and/or hybrid) and/or debt (including convertible) securities, and/or through use of ‘rights’ and/or warrants (new and/or existing) and/or license payments and/or through other means during the next twelve months. Further, Bion, along with its strategic partners, will be required to raise $60 million (or more) to fund the Stovall JV beef project, in a combination of debt financing and equity investment. However, as discussed above, there is no assurance, especially in light of the difficulties the Company has experienced in many recent years and the extremely unsettled capital markets that presently exist for small pre-revenue companies like us, that the Company will be able to obtain the funds that it needs to stay in business, continue its technology development or to successfully develop its business and Projects. Ultimately, in the event the Company cannot secure additional financial resources, or complete a strategic transaction in the longer term, the Company may need to curtail or suspend its operational plans or current initiatives, or potentially liquidate its business interests, and investors may lose all or part of their investment.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management’s plans with regard to these conditions.

Management’s Plan

The Company continues to explore sources of financing to satisfy its current operating requirements and future growth needs. The Company has faced substantial demand for capital and operating expenditures for the fiscal year 2024 that we anticipate will increase during the 2025 fiscal year and periods thereafter as we move toward commercial implementation of our 3G Tech and development of JVs (including costs associated with additions of personnel to carry out the business activities of the Company). As a result, the Company has faced, and continues to face, significant cash flow challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring most of their cash compensation and/or are accepting compensation in the form of securities of the Company and members of the Company's senior management have from time-to-time made loans to the Company in the past and may do so in future periods.

To help alleviate short-term cash needs for continued operations, in August, three affiliates of the Company (Greg Schoener, Interim COO & Director; Turk Stovall, Director; Bob Weerts, Director) and two shareholders (one of whom is the brother of Greg Schoener) began advancing money to Bion to cover critical payables. They subsequently formed a loan group, BION BLG, LLC (“BLG”), and have continued to provide short-term funding for Bion in a secured promissory note of up to $500,000. Schoener, Weerts, and the two non-affiliate members were also large Bion shareholders, prior to the formation of BLG. As a group, Schoener, Stovall, and Weerts own 60% of BLG, which has a security interest in the Company’s Intellectual Property. The BLG note will bear interest at a rate of 7.5% per annum and the maturity date is April 15, 2025. As of the filing date, BLG has advanced $336,957. The BLG note will convert into Units (shares and/or warrants) in the Company at the terms of a later capital raise, in which Bion crosses the threshold of $3 (three) million in aggregate capital raised (or other source of funding, and other terms as defined in the note). If the Company is unable to complete such funding within six (6) months, it will be in default of the BLG note, which is secured by the Company’s Intellectual Property (“IP” “Collateral”). BLG will share the Collateral on a pro rata basis with investors in a secured promissory note with similar terms being offered to previous Bion investors. The BLG note and security agreements contain other terms set forth therein and are included as exhibits to this filing.

In November, the Company launched a secured promissory note offering to previous investors/shareholders (and certain others) with similar terms to the BLG note. Based on feedback from shareholders and registered representatives with which the Company has long standing relationships, management believes that sufficient capital can be raised with this group to 1) continue to cover critical payables to maintain operations that will allow the Company to finish the engineering report and technology demonstration at Fair Oaks, 2) move forward with pre-development work on the Stovall project, 3) continue discussions with potential strategic partners, and 4) position ourselves for the larger offering/funding that will be required, as described above. However, there can be no assurance the Company will be successful in its efforts to obtain such financing.

To date, the Company has primarily raised funds through private placements with accredited investors, often conducted through FINRA-registered broker/dealers. However, the Company anticipates moving forward, it will need to raise capital using a combination of financial instruments and sources, that could also include strategic and/or institutional investors, including family offices and private equity, brokered equity or debt offerings with both public and private investors, and banks and other ag lending institutions, among others, although there can be no assurance it will be successful. Many of these financing options may involve dilution, potentially substantial, for current shareholders. Management intends to augment its access to capital by adding one or more staff members (or consultants) with experience in the capital markets, as well as utilizing its current contacts and relationships in the capital markets.

Bion is currently in discussions with several potential strategic partners in renewable energy (biogas/RNG and solar) and clean fuels, organic fertilizer distribution, and others involved in reducing the carbon footprint of livestock production, especially beef. With today’s U.S, and global emphasis on decarbonizing energy and the food supply chain, the sectors have become closely intertwined, they are evolving quickly, and integrated solutions have become increasingly desired, but complex. Bion is now evaluating both European and U.S. renewable energy/clean fuels developers, operators, and investors to determine the best fit for moving forward with AD/RNG development for its own beef project(s), access to clean fuels value chains for its low-carbon fertilizers, animal waste treatment for others, both here and in the EU, as well as a development partner in industrial and municipal opportunities. Further, with the recent OMRI Listing for its commercial fertilizer, the Company has initiated discussions with several large U.S. fertilizer manufacturers and distributors that have expressed interest in the product. Bion believes that such relationships could entail a direct investment in Bion, licensing fee, or some other ‘up front’ financial benefit to Bion, although there is no assurance that they will. The Company is finishing data acquisition at Fair Oaks needed to complete an independent engineering report that is critical to demonstrating the technology performance and economics of its ammonia recovery technology to potential strategic partners.

CONTRACTUAL OBLIGATIONS

The Company entered into an agreement on September 23, 2021, to lease approximately four acres of land near Fair Oaks, Indiana, for the development site of its Initial Project.

The future minimum lease payment under noncancelable operating lease with terms greater than one year as of September 30, 2024:

From July 2024 to December 2024	18,750
Undiscounted cash flow	18,750
Less imputed interest	(308)
Total	18,442

The weighted average remaining lease term and discounted rate related to the Company’s lease liability as of September 30, 2024 were 0.25 years and 10%, respectively. The Company’s lease discount rate is generally based on the estimates of its incremental borrowing rate as the discount rates implicit in the Company’s lease cannot be readily determined.

The Company has not made lease payments since October 16, 2023 and owes $68,750 in lease payments at September 30, 2024.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and has concluded that, as of that date, our disclosure controls and procedures were not effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act, as a result of the material weakness in internal control over financial reporting discussed in Item 9(A) of our Form 10-K for the year ended June 30, 2024.

(b) Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently involved (and has not been involved in recent periods) in any litigation matters. However, the Company is currently in discussions/negotiations with its creditors, as described in Management’s Discussion and Analysis, Note C. These negotiations could escalate to litigation if a mutually satisfactory resolution is not achieved.

As is described in the Company’s Financial Statements included herein and discussed above in Management’s Discussion and Analysis, Note C, the Company’s on-going difficulties raising needed funds for its operations/activities over the past 2 years has rendered the Company unable to meet its current creditor obligations on a timely basis. The Company has engaged in discussion/negotiation with its larger creditors (including its largest creditor--- the primary contractor on the Initial Project) but has been unable to reach agreements regarding payments due to the uncertainty as to if, when and how much funding the Company will be able to raise in future periods. As a result, the primary contractor has filed a mechanics lien in Indiana (and its largest sub-contractor has sent notices related to its intention to file a mechanics lien) and other creditors are threatening to commence litigation and/or repossess/remove leased equipment. However, to date they have not escalated to litigation. On September 5, 2024, three members of BION BLG, LLC, met with representatives of two of the largest creditors: the primary contractor and the property lessor. Bion has not reached an agreement with the primary contractor, but is still in discussions with them, and has resumed payments to certain creditors, whose services the Company requires to continue operations at Fair Oaks, including lease payments to the property lessor (and ongoing supplier of digestate used in testing the ARS).

The Company currently is not involved in any other material litigation or similar events.

Item 1A.  Risk Factors.

Risk Factors now include the potential conflicts of interest related to the BLG loan group, its control by three of Bion’s Directors and key management, and its security position in the Company’s IP. See above, Item 2, Management’s Discussion and Analysis.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2024, 9,231 shares of restricted common stock were issued for consulting services valued at $6,000.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit		Incorporated by Reference			Filed/Furnished
No.	Description	Form	Exhibit	Filing Date	Herewith
10.1	Bion BLG LLC Promissory Note	8-K	10.1	10/24/2024
10.2	Security Agreement	8-K	10.2	10/24/2024
31.1*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act				Filed
32.1**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act				Furnished
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				Filed
101.SCH*	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.				Filed

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: November 14, 2024	By:	/s/ Stephen Craig Scott
Stephen Craig Scott, Chief Executive Officer

