Form 10-Q
period 2024-12-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2025-02-14
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

212-758-6622

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

On February 1, 2025, there were 57,286,478 Common Shares issued and 56,582,169 Common Shares outstanding.

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

 BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2024	2024
	(unaudited)

ASSETS

Current assets:
Cash	$31,764	$52,212
Prepaid expenses	866	16,723
Deposits and other assets	1,000	6,000

Total current assets	33,630	74,935

Operating lease right-of-use asset	5,384	36,622
Property and equipment, net (Note 3)	205	695

Total assets	$39,219	$112,252

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$2,734,155	$2,703,651
Deferred compensation (Note 4)	1,030,574	890,223
Convertible notes payable - affiliates (Note 5)	1,727,568	1,708,649
Convertible bridge note payable (Note 5)	436,957	418,659
Note payable (Note 5)	406,920	—
Operating lease liability, current (Note 8)	—	36,431

Total current liabilities	6,336,174	5,757,613

Convertible notes payable (Note 5)	174,429	125,567

Total liabilities	6,510,603	5,883,180

Equity (deficit):
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 50,000 shares authorized, no shares issued and outstanding	—	—
Series C Convertible Preferred stock, $0.01 par value, 60,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 250,000,000 shares authorized, 57,236,479 and 57,227,248 shares issued, respectively; 56,532,170 and 56,522,939 shares outstanding, respectively	—	—
Additional paid-in capital	134,469,460	133,623,927
Subscription receivable - affiliates (Note 7)	(504,650)	(504,650)
Accumulated deficit	(140,473,767)	(138,927,778)

Total Bion's stockholders’ equity (deficit)	(6,508,957)	(5,808,501)

Noncontrolling interest	37,573	37,573

Total equity (deficit)	(6,471,384)	(5,770,928)

Total liabilities and (deficit)	$39,219	$112,252

See notes to condensed consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED DECEMBER 31, 2024
(UNAUDITED)

	Three months ended December 31		Six months ended December 31
	2024	2023	2024	2023
Revenue	$—	$—	$—	$—

Operating expenses:
General and administrative (including stock-based compensation)	336,250	636,017	1,295,653	1,302,272
Depreciation	205	460	490	921
Research and development (including stock-based compensation)	7,237	7,431	13,611	15,730

Total operating expenses	343,692	643,908	1,309,754	1,318,923

Loss from operations	(343,692)	(643,908)	(1,309,754)	(1,318,923)

Other (income) expense:
Interest income	(14)	(109)	(32)	(504)
Interest expense	30,675	74,790	236,267	145,717
	—	—	—	—

Total other expense	30,661	74,681	236,235	145,213

Net (loss)	(374,353)	(718,589)	(1,545,989)	(1,464,136)

Net (loss) attributable to the noncontrolling interest	—	—	—	—

Net (loss) applicable to Bion's common stockholders	$(374,353)	$(718,589)	$(1,545,989)	$(1,464,136)

Net (loss) applicable to Bion's common stockholders per basic and diluted common share
	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted-average number of common shares outstanding:
Basic and diluted	56,532,170	48,879,433	56,531,417	48,748,554

 See notes to condensed consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

THREE AND SIX MONTHS ENDED DECEMBER 31, 2024 AND 2023

(UNAUDITED)

Three months ended December 31, 2024 and 2023

	Bion's Stockholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in	Subscription Receivables	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	for Shares	deficit	interest	equity/(deficit)
Balances, October 1, 2023	—	$—	—	$—	49,485,556	$—	$132,197,829	$(504,650)	$(127,982,210)	$37,573	$3,748,542
Sale of units	—	—	—	—	375,000	—	375,000	—	—	—	375,000
Warrants exercised under cashless exercise	—	—	—	—	265,639	—	—	—	—	—	—
Issuance of units for services	—	—	—	—	36,506	—	48,334	—	—	—	48,334
Issuance of warrants for services	—	—	—	—	—	—	5,000	—	—	—	5,000
Vesting of options for employees and services	—	—	—	—	—	—	52,378	—	—	—	52,378
Vesting of warrants for employees and services	—	—	—	—	—	—	3,281	—	—	—	3,281
Debt modification	—	—	—	—	—	—	(8,430)	—	—	—	(8,430)
Conversion of debt and liabilites	—	—	—	—	449,261	—	42,500	—	—	—	42,500
Modification of warrants	—	—	—	—	—	—	89,031	—	—	—	89,031
Commission on the sales of units	—	—	—	—	—	—	(6,000)	—	—	—	(6,000)
Net Loss	—	—	—	—	—	—	—	—	(718,589)	—	(718,589)
Balances, December 31, 2023	—	—	—	—	50,611,962	—	132,798,923	(504,650)	(128,700,799)	37,573	3,631,047

Balances, October 1, 2024	—	$—	—	$—	57,236,479	$—	$134,469,460	$(504,650)	(140,099,414)	$37,573	$(6,097,031)

Net loss	—	—	—	—	—	—	—	—	(374,353)	—	(374,353)
Balances, December 31, 2024	—	—	—	—	57,236,479	—	134,469,460	(504,650)	(140,473,767)	37,573	(6,471,384)

Six months ended December 31, 2024 and 2023
	Bion's Stockholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in	Subscription Receivables	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	for Shares	deficit	interest	equity/(deficit)

Balances, July 1, 2023	—	$—	—	$—	48,880,237	$—	131,935,418	$(504,650)	$(127,236,663)	$37,573	$4,231,678
Sale of units	—	—	—	—	403,589	—	420,742	—	—	—	420,742
Warrants exercised for common shares	—	—	—	—	38,000	—	28,500	—	—	—	28,500
Warrants exercised under cashless exercise	—	—	—	—	265,639	—	—	—	—	—	—
Issuance of units for services	—	—	—	—	56,759	—	76,320	—	—	—	76,320
Issuance of warrants for services	—	—	—	—	—	—	5,000	—	—	—	5,000
Vesting of options for employees and services	—	—	—	—	—	—	107,487	—	—	—	107,487
Vesting of warrants for employees and services	—	—	—	—	—	—	6,563	—	—	—	6,563
Debt modification	—	—	—	—	—	—	(16,861)	—	—	—	(16,861)
Conversion of debt and liabilities	—	—	—	—	967,738	—	91,548	—	—	—	91,548
Modification of warrants	—	—	—	—	—	—	150,206	—	—	—	150,206
Commission sale of units	—	—	—	—	—	—	(6,000)	—	—	—	(6,000)
Net loss	—	—	—	—	—	—	—	—	(1,464,136)	—	(1,464,136)
Balances, December 31, 2023	—	$—	—	$—	50,611,962	$—	$132,798,923	$(504,650)	$(128,700,799)	$37,573	$3,631,047

Balances, July 1, 2024	—	$—	—	$—	57,227,248	$—	133,623,927	$(504,650)	$(138,927,778)	$37,573	$(5,770,928)
Issuance of units for services	—	—	—	—	9,231	—	6,000	—	—	—	6,000
Modification of warrants	—	—	—	—	—	—	507,405	—	—	—	507,405
Modification of options	—	—	—	—	—	—	332,128	—	—	—	332,128
Net loss	—	—	—	—	—	—	—	—	(1,545,989)	—	(1,545,989)
Balances, December 31, 2024	—	$—	—	$—	57,236,479	$—	$134,469,460	$(504,650)	(140,473,767)	$37,573	$(6,471,384)

See notes to condensed consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED CASH FLOWS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2024 AND 2023

(UNAUDITED)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,545,989)	$(1,464,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	490	921
Accrued interest on loans payable, deferred compensation and other	236,267	145,717
Stock- based compensation	658,603	129,048
Stock-based compensation for services	6,000	81,321
Decrease in prepaid expenses	20,857	13,391
Increase in accounts payable and accrued expenses	30,504	220,699
(Increase) in operating lease assets and liabilities	(5,193)	(5,192)
Increase in deferred compensation	133,250	427,583

Net cash used in operating activities	(465,211)	(450,648)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(483,823)

Net cash used in investing activities	—	(483,823)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of units	—	420,742
Commision on the sale of units	—	(6,000)
Proceeds from notes payable	444,763	250,000
Proceeds from exercise of warrants	—	28,500

Net cash provided by financing activities	444,763	693,242

Net decrease in cash	(20,448)	(241,229)

Cash at beginning of year	52,212	625,964

Cash at end of year	$31,764	$384,735

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Non-cash investing and financing transactions:
Conversion of debt and liabilities into common units	$—	$49,048
Conversion of deferred compensation to notes payable	$—	$80,767
Conversion of notes payable into shares	$—	$91,548
Purchase of property and equipment for accounts payable	$—	$1,750,170

See notes to condensed consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2024 AND 2023

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

We believe that the best opportunity for the Company to prove its sustainable beef concept at this time is with the Stovall Ranch JV in Montana. In June 2024, Bion formed a strategic relationship with Turk Stovall and Stovall Ranching Companies. Bion and Stovall have agreed to establish a JV, to be led by Mr. Stovall, with the goal of developing a 16,000-head sustainable beef project at Stovall’s Yellowstone Cattle Feeders (‘YCF’) location in Shepherd, Montana. We anticipate establishing the Stovall-Bion JV and creating related distribution agreements with key value chain partners during the current calendar year, with the intent to begin construction in the first quarter of 2025. Advancing the Stovall-Bion JV project is our primary focus, although we have begun to expend resources by evaluating our ARS as a standalone ammonia control solution and we intend to increase that activity.

On January 2, 2024, Bion received a new (continuation) patent that broadened the claims related to its Ammonia Recovery System (ARS) to include industrial and municipal wastewater sources, in addition to animal waste streams that were previously covered. Since that time, Bion has directed part of its limited resources to understanding and evaluating opportunities to apply its ARS as a ‘standalone’ ammonia control solution in these sectors. In such cases, the ARS would be deployed as a bolt-on ammonia solution (vs integrated into a Bion Gen3Tech livestock platform) for facilities (both new and existing) that produce biogas from organic waste streams, such as food, food processing, and livestock packing/slaughter. These facilities are subject to EPA-mandated discharge limits that require ammonia control or face other limitations on ammonia/nitrogen in the effluent from biogas production. We believe at this time there is potentially a robust opportunity to provide ammonia control solutions to others and we intend to devote more resources to developing this opportunity in the coming year.

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

Year to date ended December 31, 2024 the Company had a loss of $1,546,000 including $659,000 non-cash compensation expenses related to extension of warrants and options.

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

The constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company’s efforts to operate and develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company is able to raise needed funds during the remainder of the current fiscal year (and subsequent periods), of which there is no assurance, management will not need to consider deeper cuts (including additional personnel cuts) and/or curtailment of ongoing activities including research and development activities. The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, and to develop Projects. The Company anticipates that it will seek to raise from $3,000,000 to $10,000,000 or more debt and/or equity through sale of its equity securities (common, preferred and/or hybrid) and/or debt (including convertible) securities, and/or through use of ‘rights’ and/or warrants (new and/or existing) and/or license payments and/or through other means during the next twelve months. Further, Bion will be required to raise $15 million (or more) to fund the ARS for the Stovall JV beef project, in a combination of debt financing and equity investment. However, as discussed above, there is no assurance, especially in light of the difficulties the Company has experienced in many recent years and the extremely unsettled capital markets that presently exist for small pre-revenue companies like us, that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business and Projects. Ultimately, in the event the Company cannot secure additional financial resources, or complete a strategic transaction in the longer term, the Company may need to curtail or suspend its operational plans or current initiatives, or potentially liquidate its business interests, and investors may lose all or part of their investment.

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

To help alleviate short-term cash needs for continued operations, in August, three affiliates of the Company (Greg Schoener, Interim COO & Director; Turk Stovall, Director; Bob Weerts, Director) and two shareholders (one of whom is the brother of Greg Schoener) began advancing money to Bion to cover critical payables. They subsequently formed a loan group, BION BLG, LLC (“BLG”), and have continued to provide short-term funding for Bion in a secured promissory note of up to $500,000. Schoener, Weerts, and the two non-affiliate members were also large Bion shareholders, prior to the formation of BLG. As a group, Schoener, Stovall, and Weerts own 60% of BLG, which has a security interest in the Company’s Intellectual Property. The BLG note will bear interest at a rate of 7.5% per annum and the maturity date is April 15, 2025. As of the filing date, BLG has advanced $399,763. The BLG note will convert into Units (shares and/or warrants) in the Company at the terms of a later capital raise, in which Bion crosses the threshold of $3 (three) million in aggregate capital raised (or other source of funding, and other terms as defined in the note). If the Company is unable to complete such funding within six (6) months, it will be in default of the BLG note, which is secured by the Company’s Intellectual Property (“IP” “Collateral”). BLG will share the Collateral on a pro rata basis with investors in a secured promissory note with similar terms being offered to previous Bion investors. The BLG note and security agreements contain other terms set forth therein and are included as exhibits to this filing.

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

Bion is currently in discussions with several potential strategic partners in engineering, renewable energy (biogas/RNG) and clean fuels, organic fertilizer distribution, and others involved in reducing the carbon footprint of livestock production, especially beef. With today’s U.S, and global emphasis on decarbonizing energy and the food supply chain, the sectors have become closely intertwined, they are evolving quickly, and integrated solutions have become increasingly desired, but complex. Bion is now evaluating both European and U.S. renewable energy/clean fuels developers, operators, and investors to determine the best fit for moving forward with AD/RNG development for its own beef project(s), access to clean fuels value chains for its low-carbon fertilizers, animal waste treatment for others, both here and in the EU, as well as a development partner in industrial and municipal opportunities. Further, with the recent OMRI Listing for its commercial fertilizer, the Company has initiated discussions with several large U.S. fertilizer manufacturers and distributors that have expressed interest in the product. Bion believes that such relationships could entail a direct investment in Bion, licensing fee, or some other ‘up front’ financial benefit to Bion, although there is no assurance that they will. The Company recently finished data acquisition at Fair Oaks needed to complete an independent engineering report that is critical to demonstrating the technology performance and economics of its ammonia recovery technology to potential strategic partners.

THERE IS NO ASSURANCE THAT THE COMPANY WILL REACH OR APPROACH THE GOALS/TARGETS SET FORTH ABOVE. REACHING SUCH GOALS/TARGETS WILL REQUIRE RESOLUTION OF THE COMPANY’S EXISTING FINANCIAL DIFFICULTIES AND ACCESS TO VERY LARGE AMOUNTS OF CAPITAL (EQUITY AND DEBT) AS EACH BEEF PROJECT ARS MODULE IS PROJECTED TO COST IN EXCESS OF $15 MILLION (DEBT/EQUITY/GRANTS) TO CONSTRUCT AND WILL REQUIRE MOBILIZATION OF SUBSTANTIAL PERSONNEL, TECHNICAL RESOURCES AND MANAGEMENT SKILLS. THE COMPANY DOES NOT POSSESS EITHER THE FINANCIAL OR PERSONNEL RESOURCES INTERNALLY AND WILL NEED TO SOURCE SUCH RESOURCES FROM OUTSIDE.

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

The accompanying condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at December 31, 2024, the results of operations and cash flows of the Company for the three and six months ended December 31, 2024 and 2023. Operating results for the three and six months ended December 31, 2024 are not necessarily indicative of the results that may be expected for the year ending June 30, 2025.

Cash and cash equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents. As of December 31, 2024 and June 30, 2024 there are no cash equivalents.

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

Lease Accounting:

The Company accounts for leases under ASC 842, Leases (“ASC 842”). Accordingly, the Company will determine whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain of not exercising, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the condensed and consolidated statements of operations over the lease term.

For leases with a term exceeding 12 months, a lease liability is recorded on the Company’s condensed and consolidated balance sheet at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term. A corresponding right-of-use (“ROU”) asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. The Company's incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease.

Revenue Recognition:

The Company currently does not generate revenue and if and when the Company begins to generate revenue the Company will comply with the provisions of ASC 606 “Revenue from Contracts with Customers”.

Income (Loss) per share:

Basic income (loss) per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share assumes the conversion, exercise, or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the income (loss) per share or increase the earnings per share. During the three and six months ended December 31, 2024 and 2023, the basic and diluted income (loss) per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants and options (as if exercised) and convertible securities (as if converted) that have been excluded from the calculation of basic income (loss) per share:

	December 31, 2024	December 31, 2023
Warrants	17,147,725	23,905,539
Options	5,001,600	12,006,600
Convertible debt	10,609,766	9,754,772

The following is a reconciliation of the denominators of the basic and diluted income (loss) per share computations for the three and six months ended December 31, 2024 and 2023.

	Three months ended December 31, 2024	Three months ended December 31, 2023	Six months ended December 31, 2024	Six months ended December 31, 2023
Shares issued – beginning of period	57,227,248	49,485,556	57,227,248	48,880,237
Shares held by subsidiaries (Note 7)	(704,309)	(704,309)	(704,309)	(704,309)
Shares outstanding – beginning of period	56,522,939	48,781,247	56,522,939	48,175,928
Weighted average shares issued during the period	9,231	98,186	8,478	572,626
Diluted weighted average shares – end of period	56,532,170	48,879,433	56,531,417	48,748,554

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

3.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	December 31, 2024	June 30, 2024
Computers and office equipment	12,607	12,607

Property and equipment, gross	12,607	12,607
Less accumulated depreciation	(12,402)	(11,912)
Property and equipment, net	$205	$695

Depreciation expense was $205 and $460 for the three months ended December 31, 2024 and 2023, respectively and $490 and $921 for the six months ended December 31, 2024 and 2023, respectively.

4.       DEFERRED COMPENSATION:

The Company owes deferred compensation to various employees, former employees and consultants totaling $1,030,574 and $890,223 as of December 31, 2024 and June 30, 2024, respectively. Included in the deferred compensation balances as of December 31, 2024, are $367,500, $12,071 and $82,349 owed William O’Neill (“O’Neill”), the Company’s former CEO (until May 31, 2024), the estate/heirs of Dominic Bassani (“Bassani”), the Company’s recently deceased former Chief Operating Officer (who was Chief Executive Officer until through April 30, 2022) (NOTE: Dominic Bassani passed away on November 11, 2023.), and Mark A. Smith (“Smith”), the Company’s recently retired President, respectively.

The sums owed to Bassani and Smith are owed pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, accrues interest at 4% per annum and can be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month. The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month. The deferred compensation owed Bassani and Smith as of June 30, 2024 was $11,834 and $75,748, respectively.

O’Neill is owed a balance of $367,500 and $367,500 at December 31, 2024 and June 30, 2024, respectively, pursuant to his 2021 employment agreement. There is no interest accrual or conversion rights related to the deferred balance. O’Neill terminated his service to the Company prior to the full term of his agreement.

The Company owes deferred compensation to Craig Scott of $247,003 and $160,133 at December 31, 2024 and June 30, 2024, respectively, with similar conversion terms as those described above for Bassani and Smith, with the exception that the interest accrues at 0% to 3% per annum.

The Company also owes various consultants and employees, pursuant to various agreements, for deferred compensation of $249,149 and $202,509 as of December 31, 2024 and June 30, 2024, respectively, with similar conversion terms as those described above for Bassani and Smith, with the exception that the interest accrues at 0% to 3% per annum. The Company also owes a former employee $72,500, which is not convertible and is non-interest bearing.

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

The Company recorded interest expense of $3,763 ($2,530 with related parties) and $7,201 ($6,875 with related parties) for the three months ended December 31, 2024 and 2023, respectively and $7,101 ($4,710 with related parties) and $13,629 ($12,511 with related parties) for the six months ended December 31, 2024 and 2023, respectively.

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

Mark A. Smith (the Company’s recently retired President)(“Smith”), Dominic Bassani (the Company’s Chief Operating Officer) (“Bassani”) (NOTE: Dominic Bassani passed away on November 11, 2023.) and Ed Schafer (Director)(“Schafer”), adjusted/reduced the principal owed to them by $1,109,649, $1,939,670 and $424,873, respectively. Subsequent to the adjustment, the adjusted portion of the 2020 Convertible Obligations were renamed Adjusted 2020 Convertible Obligations and the adjusted portion of the September 2015 Convertible Notes were renamed Adjusted September 2015 Convertible Notes. The Adjusted 2020 Convertible Obligations of Smith, Bassani and Schafer are convertible into Units (consisting of 1 share and from one half (1/2) to one (1) warrant) at prices of $.0946, $.0953, and $.0953, respectively, and the Adjusted September 2015 Convertible Notes may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.115 per share. The adjusted conversion prices slightly reduce the securities to be issued on conversion of each instrument from the amount receivable under the unadjusted instruments. The Adjusted 2020 Convertible Obligations and Adjusted September 2015 Convertible Notes do not accrue any interest until their maturity date (January 15, 2025). After the adjustment, the Company owed Smith, Bassani (and trust) and Schafer $262,154, $434,016 and $96,364, respectively, of Adjusted 2020 Convertible Obligations and Bassani and Schafer, respectively, $24,230 and $4,012 of Adjusted September 2015 Convertible Notes.

As of December 31, 2024, the Adjusted 2020 Convertible Obligation balances, including accrued interest, owed Bassani (and his donees), Smith and Edward Schafer were $459,277, nil and $101,973, respectively. As of June 30, 2024, the Adjusted 2020 Convertible Obligation balances, including accrued interest, owed Bassani (and his donees), Smith and Edward Schafer were $459,277, nil and $101,973, respectively.

As of December 31, 2024 the Adjusted September 2015 Convertible Notes balances, including accrued interest, owed Bassani Family Trusts and Schafer were $7,907 and $4,246, respectively. As of June 30, 2024 the Adjusted September 2015 Convertible Notes balances, including accrued interest, owed Bassani Family Trusts and Schafer were $7,907 and $4,246, respectively.

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

As of December 31, 2024, the remaining unadjusted portion of the 2020 Convertible Obligation balances, including accrued interest, owed Bassani Family Trusts (and his donees) and Smith, were $380,338 and $123,497, respectively. As of June 30,2024, the remaining unadjusted portion of the 2020 Convertible Obligation balances, including accrued interest, owed Bassani Family Trusts and Smith were $373,999 and $121,076, respectively.

The Company recorded interest expense of $4,380 and $2,796 for the three months ended December 31, 2024 and 2023, respectively and $8,760 and $7,875 for the six months ended December 31, 2024 and 2023, respectively.

Mark A. Smith (the Company’s recently retired President) (“Smith”), Dominic Bassani (the Company’s Chief Operating Officer) (“Bassani”) (NOTE: Dominic Bassani passed away on November 11, 2023. See Note 8) and Ed Schafer (Director) (“Schafer”), adjusted/reduced the principal owed to them by $1,109,649, $1,939,670 and $424,873, respectively. Subsequent to the adjustment, the adjusted portion of the 2020 Convertible Obligations were renamed Adjusted 2020 Convertible Obligations (see above).

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

The balances of the September 2015 Convertible Notes as of December 31, 2024, including accrued interest owed Bassani, Schafer and Shareholder, are $174,689, $4,246, and $483,548, respectively. As of June 30, 2024, the remaining unadjusted portion of the 2015 Convertible Notes balances including accrued interest, were $164,183, $4,246, and $475,990, respectively.

The Company recorded interest expense of $5,079 and $5,079 for the three months ended December 31, 2024 and 2023, respectively and $10,158 and $10,158 for the six months ended December 31, 2024 and 2023, respectively.

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

The Company recorded interest expense of $9,149 for the three months ended December 31, 2024 and $18,298 for the six months ended December 31, 2024.

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

The balances of the May 2024 Convertible Notes including accrued interest owed is $129,348 and $125,567 as of December 31, 2024 and June 30, 2024, respectively.

The Company recorded interest expense of $1,890 and nil for the three months ended December 31, 2024 and 2023, respectively and $3,781 and nil for the six months ended December 31, 2024 and 2023, respectively

2024 Secured Convertible Note

On October 22, 2024, Bion's Board of Directors ratified an agreement with the Bion BLG, LLC, loan group, effective October 15, 2024, to purchase a Convertible Promissory Note in the principal amount of up to $500,000. The Company received advances during the six months ended December 31, 2024 in the amount of $399,763 and interest was applied based on the date the funds were received. The note bears interest at 7.5% per annum and has a maturity date of April 15, 2025.

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

The balances of the 2024 Convertible Note Advances as of December 31, 2024, including accrued interest owed is $406,920.

The Company recorded interest expense of $6,332 for the three months ended December 31, 2024 and $7,157 for the six months ended December 31, 2024.

November 2024 Convertible Notes

During the six months ended December 31, 2024, the Company entered into November 2024 Convertible Notes with two individuals. The November 2024 Convertible Notes bear interest at 7.5% per annum, have maturity dates of December 31, 2025. The November Notes will convert into Units in the Company at the terms of a later capital raise, in which the Company crosses the threshold of $3 million aggregate capital raised, including proceeds from this filing.

The balances of the November 2024 Convertible Notes including accrued interest owed is $45,081 as of December 31, 2024.

The Company recorded interest expense of $81 or the three months ended December 31, 2024.

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

“Give-back” Agreements to Additional Paid in Capital

Effective April 1, 2024 the Company entered into two material definitive agreements regarding voluntary surrender for cancellation of securities of the Company (and related matters) by: a) members of the family of Dominic Bassani, recently deceased former Chief Executive Officer and (with his family) the Company’s largest shareholder (collectively “Bassani Family”)(see Exhibit 10.1)(“Bassani Family Agreement”), and b) Mark A. Smith, recently retired President of the Company and a director (see Exhibit 10.2)(“MAS Agreement”). The Bassani Family and Smith entered into these agreements with the intention of mitigating dilution to shareholders as new, successor management is added to the Company’s management team. The “giveback” agreements were treated as equity transactions because the forfeitures were with affiliates that are related parties.

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

During the six months ended December 31, 2024 and the year ended June 30, 2024, the Company declared dividends of nil and nil respectively. The dividends are classified as a component of operations as the Series B Preferred stock is presented as a liability in these condensed consolidated financial statements. There is no liability at December 31, 2024.

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

During the six months ended December 31, 2024, 9,231 shares of restricted common stock were issued for consulting services valued at $6,000.

Warrants:

As of December 31, 2024, the Company had approximately 17.1 million warrants outstanding, with exercise prices from $0.60 to $1.60 and expiring on various dates through December 31, 2026.

The weighted-average exercise price for the outstanding warrants is $0.69, and the weighted-average remaining contractual life as of December 31 2024 is .55 years.

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

The Company recorded compensation expense related to employee stock options of $332,128 and $107,487 for the six months December 31, 2024 and 2023, respectively. The Company granted nil and nil options for the six months ended December 31, 2024 and 2023, respectively.

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

A summary of option activity under the 2006 Plan for six months ended December 31, 2024 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2024	5,001,600	$0.84	.85	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2024	5,001,600	$0.84	1.86	$—

The total fair value of stock options that vested during the six months ended December 31, 2024 and 2023 was nil and nil respectively. As of December 31, 2024, the Company had no unrecognized compensation cost related to stock options.

7.       SUBSCRIPTION RECEIVABLE - AFFILIATES:

As of December 31, 2024, the Company has three interest bearing, secured promissory notes with an aggregate principal amount of $428,250 ($543,272, including interest) from Bassani which were received as consideration for purchases of warrants to purchase 5,565,000 shares, in aggregate, of the Company’s restricted common stock, which warrants have an exercise price of $0.75 (with a 75% exercise price adjustment provision) and have expiry dates ranging from December 31, 2024 (extended to April 15, 2025) to December 31, 2025 (subject to extension rights) secured by portions of Bassani Family Trust’s 2020 Convertible Obligation and Bassani Family Trust’s September 2015 Convertible Notes. The secured promissory notes are payable January 15, 2025 (extended to April 15, 2025).

As of December 31, 2024, the Company has an interest bearing, secured promissory note for $30,000 ($37,687 including interest) from Smith as consideration to purchase warrants to purchase 300,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 (with a 75% exercise price adjustment provision) and had expiry dates of December 31, 2024 (extended to April 15, 2025). The promissory note bears interest at 4% per annum and is secured by $30,000 original principal ($38,644 including interest) of Smith’s 2020 Convertible Obligations. The secured promissory note is payable on January 15, 2025.

As of December 31, 2024, the Company has an interest bearing, secured promissory note for $19,400 ($24,938 including interest) from Scott as consideration to purchase warrants to purchase 485,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.75 (with a 90% exercise price adjustment provision) and have expiry dates of December 31, 2024 (extended to December 31, 2026). The promissory note bears interest at 4% per annum and is secured by the warrants (which 400,000 were gifted subject to the security interest).

As of December 31, 2024, the Company has one interest bearing, secured promissory note with an aggregate principal amount of $27,000 ($34,708 including interest) from one employee as consideration to acquire warrants to purchase 570,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.75 (with a 90% exercise price adjustment provision) and have expiry dates of December 31, 2024 (now extended to December 31, 2026). (The promissory note bears interest at 4% per annum and is secured by a perfected security interest in the warrants, and are payable on December 31, 2026).

These secured promissory notes are recorded as “Subscription receivable—affiliates” on the Company’s balance sheet pending payment.

8.       COMMITMENTS AND CONTINGENCIES:

A: Employment/Consulting (and related) agreements:

Stephen Craig Scott (“Scott”) was appointed interim CEO effective June 1, 2024. Scott had previously been working with the Company as an employee/consultant since 1993 in various positions including Director of Communications, SVP- Capital Markets and Head of Business Development. On October 25, 2023, Scott entered into an agreement with the Company which included provisions for a monthly salary of $14,000 of which $2,000 is deferred. During the year ended June 30, 2024 and the three and six months ended December 31, 2024, Scott deferred substantial portions of his monthly salary to help the Company conserve cash. For the three months ended December 31, 2024 and 2023, Scott was paid nil and $24,000 respectively. For the six months ended December 31, 2024 and 2023, Scott was paid nil and $60,000 respectively.

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

Until his retirement on July 31, 2024, Smith held the positions of Director, President, Interim Chief Financial Officer and General Counsel of Company (and its subsidiaries) under various agreements (and extensions) and terms since March 2003. On October 10, 2016, the Company approved a month-to-month contract extension with Smith which included provisions for i) a monthly salary of $18,000 (deferred until the Board of Directors re-instated cash payments to all employees and consultants who are deferring compensation), ii) the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, until December 31, 2024, and iii) the right to convert his deferred compensation in whole or in part, at his sole election, at any time in any amount at “market” or into securities sold in the Company’s current/most recent private offering at the price of such offering to third parties. Smith agreed effective July 29, 2018 to continue to serve the Company under the same basic terms on a month-to-month basis. On May 1, 2022 Smith’s compensation was increased to $25,000 per month of which $5,000 per month was deferred. Smith deferred substantial portions of his monthly compensation to help the Company conserve cash. For the three months ended December 31, 2024 and 2023, Smith was paid nil and $5,000, respectively, of cash compensation. For the six months ended December 31, 2024 and 2023, Smith was paid nil and $20,000, respectively, of cash compensation. Smith was paid, deferring part or all of his cash compensation, since October 31, 2023, due to the Company’s financial crisis described in multiple places herein and $135,000 has been accrued during that period until December 31, 2024.

From no later than March 31, 2005, the Company had various agreements with Dominic Bassani (and/or Brightcap which provided his services during some of the years) (NOTE: Dominic Bassani passed away on November 11, 2023.) who was serving as the Company’s Chief Operating Officer (‘COO’) at the time of his passing and formerly served as the Company’s Chief Executive Officer (‘CEO’) for the prior decade (any reference to Brightcap or Bassani for all purposes are referring to the same individual). The Board appointed Bassani as the Company's CEO effective May 13, 2011. On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017 (with the Company having an option to extend the term an additional six months.) Pursuant to the Extension Agreement, Bassani continued to defer his cash compensation ($31,000 per month) until the Board of Directors re-instated cash payments to all employees and consultants who were deferring their compensation. During October 2016 Bassani was granted the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share, until March 15, 2018 (which was expanded on April 27, 2017, to the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, until June 30, 2024 (including extensions). During February 2018, the Company agreed to the material terms for a binding two-year extension agreement for Bassani’s services as CEO. Bassani’s salary remained $31,000 per month, which accrued in part during periods when the Board determined there was not adequate cash available. Additionally, the Company agreed to pay or accrue $2,000 per month to be applied to life insurance premiums (which sums were accrued as liabilities). On August 1, 2018, in the context of extending his agreement to provide services to the Company on a full-time basis through December 31, 2022) plus 2 years after that on a part-time basis, the Company received an interest bearing secured promissory note for $300,000 from Bassani as consideration to purchase warrants to purchase 3,000,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of June 30, 2025. The promissory note is secured by a portion of Bassani’s 2020 Convertible Obligations and, as of June 30, 2024, the principal and accrued interest was $373,099. For the three months ended December 31, 2024 and 2023, Brightcap was paid nil and $5,000, respectively, of cash compensation. For the six months ended December 31, 2024 and 2023, Brightcap was paid nil and $20,000, respectively, of cash compensation.

Effective April 1, 2024 the Company entered into two material definitive agreements regarding voluntary surrender for cancellation of securities of the Company (and related matters) by: a) members of the family of Dominic Bassani, recently deceased former Chief Executive Officer and (with his family) the Company’s largest shareholder (collectively “Bassani Family”)(“Bassani Family Agreement”), and b) Mark A. Smith, recently retired President of the Company and a director (“MAS”) (“MAS Agreement”), as described in multiple places herein.

B: Initial Project:

On January 28, 2022 Bion Environmental Technologies, Inc. (‘Bion’), on behalf of Bion 3G1 LLC (‘3G1’), a wholly-owned subsidiary, entered into a Purchase Order Agreement with Buflovak and Hebeler Process Solutions (collectively ‘Buflovak’) in the amount of $2,665,500 (and made the initial 25% payment ($666,375) for the core of the ‘Bion System’ portion (without the crystallization modules which will be ordered and fabricated pursuant to subsequent agreements) of the previously announced 3G Tech Initial Project. This Purchase Order encompassed the core of Bion’s 3G Technology. The Company received progress billing in March 2022 and June 2022 for the second and third 25% installments, both of which have been paid as of the filing date. On January 17, 2023 the Company received an invoice from Buflovak for $533,100 which was paid on March 1, 2023 and on April 24, 2023 the Company received an invoice from Buflovak for $83,275 which was paid on May 2, 2023 bringing the aggregate payments to $2,615,500 as of the date of this filing. On July 26, 2023 the Company received the final invoice for $50,000, $16,666 was paid on January 2, 2024 leaving a balance of $33,334. In addition to the Purchase Order, through December 31, 2024 the Company has incurred additional costs of $6,794,925 on the Initial Project for capitalized interest and costs, non-cash compensation, equipment and consulting fees. $7,390,323 has been paid and $1,660,311 has been billed and not yet paid.

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

C: Lease:

The Company entered into an agreement on September 23, 2021, to lease approximately four acres of land near Fair Oaks, Indiana, for the development site of its Initial Project. The original lease ended on December 31, 2024 and the Company is in discussions on a lease extension.

The Company has not made consistent lease payments since October 16, 2023 and has made no payments since October 31, 2024. The Company owes $75,000 in lease payments at December 31, 2024.

D: Litigation (and related matters):

The Company currently is not involved in any other material litigation or similar events.

9.        SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to December 31, 2024 for recognition and disclosure in the financial statements and notes to the financial statements.

On January 9, 2024, the Company agreed to amend the terms of the agreements dated April 1, 2024 regarding voluntary surrender for cancellation of securities of the Company (and related matters) by: a) members of the family of Dominic Bassani, recently deceased former Chief Executive Officer and (with his family) the Company’s largest shareholder (collectively “Bassani Family”)(see Form 8-K dated April 3, 2024, Exhibit 10.1)(“Bassani Family Agreement”), and b) Mark A. Smith, President of the Company and a director (“MAS”)(see Form 8-K dated April 3, 2024, Exhibit 10.2)(“MAS Agreement”). The Bassani Family and MAS entered into these agreements with the intention of mitigating dilution to shareholders as new, successor management is added to the Company’s management team. The amendments solely extend any dates of certain required conversions and/or exercises (and related promissory note maturity dates and warrant expiration dates), if any, that were dated January 15, 2025, to April 15, 2025. No changes were made regarding any ‘give backs’ of securities of the Company.

On January 14, we issued 49,999 shares of stock for services valued at $10,500.

Effective January 9, 2025, the Board of Directors amended the terms of the 2020 Adjusted Convertible Note owned by Ed Schafer, who retired from the Company’s Board of Directors on December 31, 2024. The maturity date of the 2020 Adjusted Convertible Note has been extended to April 15, 2025.

Effective January 16, 2025, Mr. Schafer voluntarily surrendered 36,918 shares of common stock that would have been issued as the result of the conversion of his $4,246 Adjusted 2015 Convertible Note. The note was convertible at $0.115 per share.

On January 18, 2025, under the Bassani Family Agreement described above, Bion cancelled 1,237,500 warrants owned by the Bassani Family. Under the terms of the Agreement, the Bassani Family was required to surrender an additional 5% of their holdings after Bion successfully raised $500,000 in funding, following the date of the agreement. The warrants had a net exercise cost of $0.1875

As of February 12, 2025, the Company had subscription agreements on the November 2024 Notes for $156,000. Proceeds of $86,000 have been received as of the filing date with $70,000 in receivables. The Company will pay broker fees of $5,300.

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

BUSINESS OVERVIEW AND PLAN

The Company has been under substantial financial and management stress over the past twenty-four (24) months. Covid-related delays during technology pilot development at Buflovak in New York, followed by post-Covid supply chain disruptions during construction of our demonstration facility at Fair Oaks, have led to extreme difficulties in raising needed funds. These delays prevented us from meeting our project development and related capital timelines, and were further compounded by the death (following extended illness) of Dominic Bassani, who most recently served as our COO from May 2022 after serving as our CEO for the prior decade, the subsequent resignation of Bill O’Neill, Dominic’s replacement at the CEO position, effective May 31, 2024, followed by the retirement of Mark A. Smith, the Company’s recently retired President, General Counsel and Chief Financial Officer, effective July 31, 2024.

Since the end of May 2024, a new core leadership team has been installed (see H and I, below) and a short-term funding facility was implemented (see K, below). Bion is currently conducting a small shareholder offering with similar terms, while longer term capital solutions are being evaluated. Our new leadership team believes the financial and management difficulties Bion has faced are outweighed by the success of our technology demonstration and optimization initiatives at our Fair Oaks facility and the early responses we have had from potential fertilizer distribution partners. This success coincides with clear and growing trends in both sustainable agriculture and clean fuels technology, and related policy issues, that could favor Bion’s technology and business opportunities. Bion leadership believes this confluence of events positions the Company, assuming it aligns with appropriate strategic partners and obtains sufficient financing, to exploit a unique opportunity to participate in transformational change at the intersection of agriculture, renewable energy and clean fuels, clean air and water, and evolving consumer demand.

PLEASE NOTE:

A: The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing Projects, JVs and proposed Projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years. Current liabilities were approximately $6.3 million at December 31, 2024 which represents an increase of approximately $579,000 from June 30, 2024 (largely due to new debt as well as increased deferred compensation). Similarly, the Company’s cash on hand decreased from approximately $52,000 to approximately $32,000 over the same period. The Company has faced extreme difficulty obtaining needed funding during the entire 2024 fiscal year, which has continued throughout the first six months of the current fiscal year to date.

B:  Previous management believed that the Initial Project had reached the point where it could be appropriately deemed ‘placed in service’ at January 1, 2024. However, discussions with the key technical and engineering personnel involved at the Initial Project during the recently concluded fiscal year convinced management that such a characterization was premature as some key modules had not yet been completed and/or fully tested at that date. Additionally, due to some equipment break-downs, the Initial Project was in maintenance mode rather than conducting operations, while the Company awaited required replacement parts and subsequent repairs. This process was slowed by the Company’s ongoing difficulties in raising the funds needed for its activities. The Company’s Board of Directors re-evaluated the classification/status of the Initial Project as part of the Company’s annual review process and determined that the Initial Project should have been ‘placed in service’ at the June 30, 2024, fiscal year end.

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

E: On January 2, 2024, Bion received a new (continuation) patent that broadened the claims related to its Ammonia Recovery System (ARS) to include industrial and municipal wastewater sources, in addition to animal waste streams that were previously covered. Since that time, Bion has and will continue to direct part of its limited resources to understanding and evaluating opportunities to apply its ARS as a ‘standalone’ or ‘bolt-on’ ammonia control solution in these sectors. In such cases, the ARS would be deployed as a standalone ammonia control solution (vs integrated into a Bion Gen3Tech platform) for facilities (both new and existing) that produce biogas from organic waste streams, such as food, food processing, and livestock packing/slaughter. These facilities are subject to EPA-mandated discharge limits that require ammonia control or face other limitations on ammonia/nitrogen in the effluent from biogas production. We believe at this time there is potentially a robust opportunity to provide bolt-on ammonia control solutions to others, both in the industrial and animal waste sectors. We intend to pursue the bolt-on opportunity in the coming year and have already begun to shift some of our limited resources in that direction.

F: Effective April 1, 2024, the Company entered into two material definitive agreements regarding voluntary surrender for cancellation of securities of the Company (and related matters) by: a) members of the family of Dominic Bassani, recently deceased former Chief Executive Officer and (with his family) the Company’s largest shareholder (collectively “Bassani Family”), and b) Mark A. Smith, recently retired President of the Company and a director (“MAS”). The Bassani Family and MAS entered into these agreements with the intention of mitigating dilution to shareholders as new, successor management is added to the Company’s management team. The Bassani Family has agreed to surrender not less than approximately 20% of its Company holdings (as of December 2023) which surrender will increase to approximately 30% based on certain financing performances (see Form 8-K dated April 3, 2024, Exhibit 10.1). The Bassani Family will elect exactly which Company securities it will surrender for cancellation on or before June 30, 2024, the Company’s fiscal year end. The Bassani Family Agreement also sets forth requirements regarding conversion of convertible notes held by members of the Bassani Family after the security surrender. See Exhibit 10.1 for the material terms of the contemplated transactions. MAS has agreed to surrender approximately 30% of his Company holdings (as of December 2023). Immediately upon the effectiveness of the MAS Agreement, he cancelled all Company options held by him (2,425,000, in aggregate) and waived $56,250 of accrued deferred compensation (convertible into 75,000 shares of the Company’s common stock). The MAS Agreement also sets forth requirements regarding conversion of convertible notes held by MAS after the security surrender and references the planned retirement of MAS on or before May 15, 2024. See Exhibit 10.2 for the material terms of the contemplated transactions. Subsequently, and effective June 27, 2024, the Board of Directors of the Company agreed to amend the terms of the agreements dated April 1, 2024. The amendments solely extend any dates of certain required conversions and/or exercises (and related promissory note maturity dates and warrant expiration dates), if any, that were earlier than January 15, 2025, to said date. No changes were made regarding any ‘givebacks’ of securities of the Company. On June 30, 2024, the Bassani Family provided the Company with their list regarding surrender of 20% of its Company holdings (as of December 2023) (See Exhibit 10.1). As previously reported, MAS has previously completed 100% of his ‘give backs’.

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

K: To help alleviate short-term cash needs for continued operations, in August, three affiliates of the Company (Greg Schoener, Interim COO & Director; Turk Stovall, Director; Bob Weerts, Director) and two shareholders (one of whom is the brother of Greg Schoener) began advancing money to Bion to cover critical payables. They subsequently formed a loan group, BION BLG, LLC (“BLG”), and have continued to provide short-term funding for Bion in a secured promissory note of up to $500,000. Schoener, Weerts, and the two non-affiliate members were also large Bion shareholders, prior to the formation of BLG. As a group, Schoener, Stovall, and Weerts own 60% of BLG, which has a security interest in the Company’s Intellectual Property. The BLG note will bear interest at a rate of 7.5% per annum and the maturity date is April 15, 2025. As of the filing date, BLG has advanced $399,763. The BLG note will convert into Units (shares and/or warrants) in the Company at the terms of a later capital raise, in which Bion crosses the threshold of $3 (three) million in aggregate capital raised (or other source of funding, and other terms as defined in the note). If the Company is unable to complete such funding within six (6) months, it will be in default of the BLG note, which is secured by the Company’s Intellectual Property (“IP” “Collateral”). BLG will share the Collateral on a pro rata basis with investors in a Note with similar terms being offered to previous Bion investors. The BLG note and security agreements contain other terms set forth therein and are included as exhibits to this filing.

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

M: In mid-December, Bion completed the ARS data acquisition at Fair Oaks needed to support an independent engineering report being prepared by Buflovac/ Hebeler Process Solutions, which is expected to be completed in the current quarter. Further, during the week ended January 4, 2025, Bion successfully produced samples of its OMRI Listed 10-0-0 liquid nitrogen fertilizer. These samples were quality tested and subsequently sent to several major U.S. fertilizer manufacturers/ distributors that Bion is in discussions with and that had requested them in order to conduct in-house analysis. A 7-0-0 solution was also produced that was sent to a large West Coast fertilizer distributor that Bion is in discussions with. A sample of the 7-0-0 will accompany an application for registration under the California Department of Food and Agriculture (CDFA) that is being prepared.

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

Leadership believes for several reasons that the best opportunity for the Company to prove its sustainable beef concept at this time is with the Stovall Ranch JV in Montana. In June 2024, Bion formed a strategic relationship with Turk Stovall and Stovall Ranching Companies. Turk Stovall is a fifth-generation Montana cattleman, with an extensive graduate-level education in cattle husbandry and an MBA in agribusiness, and he is the largest custom cattle feeder in Montana. He also has broad experience and relationships with both the U.S. and Montana’s beef industry and important state leaders, resources, and agencies. Bion and Stovall have agreed to establish a JV, to be led by Mr. Stovall, with the goal of developing a 16,000-head sustainable beef project at Stovall’s Yellowstone Cattle Feeders (‘YCF’) location in Shepherd, Montana. We anticipate establishing the Stovall-Bion JV and creating related distribution agreements with key value chain partners during the current calendar year, with the intent to begin construction in the first half of the current calendar year.

We plan to devote increasingly more resources to the bolt-on business opportunity: using the ARS as a standalone ammonia control solution for others’ biogas production facilities. We are currently focused on existing large-scale livestock facilities with digesters in place, since they have waste streams for which the ARS has been optimized. However, we are also adding resources to pursue opportunities we believe we have in the larger industrial and municipal wastewater sectors, where regulatory drivers already exist, and we believe the ARS and its byproducts may give us a competitive advantage over existing solutions. We have no intention of abandoning our opportunities to develop integrated sustainable livestock projects. However, we believe the bolt-on business opportunity has the advantage of requiring substantially less project development capital and could represent a much shorter path to fertilizer production and revenues.

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

Bion is currently in discussions with several potential strategic partners in engineering, renewable energy (biogas/RNG and solar) and clean fuels, organic fertilizer distribution, and others involved in reducing the carbon footprint of livestock production, especially beef. With today’s U.S, and global emphasis on decarbonizing energy and the food supply chain, the sectors have become closely intertwined, they are evolving quickly, and integrated solutions have become increasingly desired, but complex. Bion is now evaluating both European and U.S. renewable energy/clean fuels developers, operators, and investors to determine the best fit for moving forward with AD/RNG development for its own beef project(s), access to clean fuels value chains for its low-carbon fertilizers, animal waste treatment for others, both here and in the EU, as well as a development partner in industrial and municipal opportunities. Further, with the recent OMRI Listing for its commercial fertilizer, the Company has initiated discussions with several large U.S. fertilizer manufacturers and distributors that have expressed interest in the product. Bion believes that such relationships could entail a direct investment in Bion, licensing fee, or some other ‘up front’ financial benefit to Bion, although there is no assurance that they will. The Company recently finished data acquisition at Fair Oaks needed to complete an independent engineering report that is critical to demonstrating the technology performance and economics of its ammonia recovery technology to potential strategic partners.

Bion’s new leadership team is strongly committed to Bion’s continuation, its future success, and its shareholders. We have returned the company to its earlier approach of focusing on building a ‘flagship’ first project to prove the concept and markets and provide a development and finance model for future projects, instead of attempting to move forward on multiple projects simultaneously or in rapid succession. We believe this will put us on a more achievable path. Further, this strategy will substantially reduce our need for capital, and we believe that a more reasonable and credible objective will make it easier to raise that capital. We also believe that the recent changes in leadership, including the addition of Turk Stovall to that leadership team, will lend validation and credibility to Bion and its business plan, making it easier to execute needed strategic alliances and raise capital from potential strategic, institutional, and retail investors. For several reasons, we think that the best opportunity to finance a project, and to prove the sustainable beef concept, is with the Stovall Ranch JV in Montana and we are exploring a wide range of alternatives related to funding both the JV and Bion. We are also seeking to identify an initial bolt-on opportunity as described above.

THERE IS NO ASSURANCE THAT THE COMPANY WILL REACH OR APPROACH THE GOALS/TARGETS SET FORTH ABOVE. REACHING SUCH GOALS/TARGETS WILL REQUIRE RESOLUTION OF THE COMPANY’S EXISTING FINANCIAL DIFFICULTIES AND ACCESS TO VERY LARGE AMOUNTS OF CAPITAL (EQUITY AND DEBT) AS EACH BEEF PROJECT ARS MODULE IS PROJECTED TO COST IN EXCESS OF $15 MILLION (DEBT/EQUITY/GRANTS) TO CONSTRUCT AND WILL REQUIRE MOBILIZATION OF SUBSTANTIAL PERSONNEL, TECHNICAL RESOURCES AND MANAGEMENT SKILLS. THE COMPANY DOES NOT POSSESS EITHER THE FINANCIAL OR PERSONNEL RESOURCES INTERNALLY AND WILL NEED TO SOURCE SUCH RESOURCES FROM OUTSIDE ITSELF.

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

Pursuant to ASC Topic 815 “Derivatives and Hedging” (“Topic 815”), the Company reviews all financial instruments for the existence of features which may require fair value accounting and a related mark-to-market adjustment at each reporting period end. Once determined, the Company assesses these instruments as derivative liabilities. The fair value of these instruments is adjusted to reflect the fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. As of December 31, 2024 and 2023, there are no derivative financial instruments.

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

Lease Accounting:

The Company accounts for leases under ASC 842, Leases (“ASC 842”). Accordingly, the Company will determine whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain of not exercising, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the condensed and consolidated statements of operations over the lease term.

For leases with a term exceeding 12 months, a lease liability is recorded on the Company’s condensed and consolidated balance sheet at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term. A corresponding right-of-use (“ROU”) asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. The Company's incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease.

THREE MONTHS ENDED DECEMBER 31, 2024 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2023

Revenue

Total revenues were nil for both the three months ended December 31, 2024 and 2023.

General and Administrative

Total general and administrative expenses were $336,000 and $636,000 for the three months ended December 31, 2024 and 2023, respectively.

Salaries and related payroll tax expenses were $89,000 and $161,000 for the three months ended December 31, 2024 and 2023, respectively. Consulting costs were $45,000 and $168,000 for the three months ended December 31, 2024 and 2023, respectively. The $72,000 decrease in salary costs is due to Bill O’Neill resigning, Dominic Bassani passing away and the Company not replacing the position and the retirement of Mark Smith. Investor relations expenses were $64,000 and $76,000 for the three months ended December 31, 2024 and 2023, respectively. Legal costs were $1,000 and $7,000 for the three months ended December 31, 2024 and 2023, respectively.

Stock-based compensation for the three months ended December 31, 2024 and 2023 were nil and $67,000, respectively.

Depreciation

Total depreciation expense was $205 and $460 for the three months ended December 31, 2024 and 2023, respectively.

Research and Development

Total research and development expenses were $7,000 and $7,000 for the three months ended December 31, 2024 and 2023, respectively.

Salaries and related payroll tax expenses were $1,000 and $1,000 for the three months ended December 31, 2024 and 2023, respectively. Consulting costs were nil and $1,000 for the three months ended December 31, 2024 and 2023, respectively.

Loss from Operations

As a result of the factors described above, the loss from operations was $344,000 and $644,000 for the three months ended December 31, 2024 and 2023 respectively.

Other (Income)/Expense

Other expense was $31,000 and $75,000 for the three months ended December 31, 2024 and 2023, respectively.

Interest expense related to deferred compensation, loan payable and convertible notes prior to capitalization was $55,000 and $91,000 for the six months ended December 31, 2024 and 2023, respectively. Interest expense related to warrant modifications was $181,000 and $135,000 for the six months ended December 31, 2024 and 2023, respectively.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was nil and nil for the three months ended December 31, 2024 and 2023, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $374,000 and $719,000 for the three months ended December 31, 2024 and 2023, respectively, and the net loss per basic common share was $.01 and $.01 for the three months ended December 31, 2024 and 2023, respectively.

SIX MONTHS ENDED DECEMBER 31, 2024 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2023

Revenue

Total revenues were nil for both the six months ended December 31, 2024 and 2023.

General and Administrative

Total general and administrative expenses were $1,296,000 and $1,302,000 for the six months ended December 31, 2024 and 2023, respectively.

Salaries and related payroll tax expenses were $184,000 and $327,000 for the six months ended December 31, 2024 and 2023, respectively. Consulting costs were $90,000 and $354,000 for the six months ended December 31, 2024 and 2023, respectively. The $143,000 decrease in salary costs is due to Bill O’Neill resigning, Dominic Bassani passing away and the Company not replacing the position and the retirement of Mark Smith. The $264,000 decrease in consulting costs were the result of the company’s efforts to conserve cash. Investor relations expenses were $6,000 and $122,000 for the six months ended December 31, 2024 and 2023, respectively, and the $116,000 decrease was due to less investor-related activity during the fiscal year in order to conserve cash and a vendor issuing a credit due to the result of an overcharge for services. Legal costs were $1,000 and $15,000 for the six months ended December 31, 2024 and 2023, respectively.

Stock-based compensation for the six months ended December 31, 2024 and 2023 were $659,000 and $129,000 respectively. The $530,000 increase was due to the recording of stock option and warrant extensions in the first quarter of the current fiscal year.

Depreciation

Total depreciation expense was $490 and $921 for the six months ended December 31, 2024 and 2023, respectively.

Research and Development

Total research and development expenses were $14,000 and $16,000 for the six months ended December 31, 2024 and 2023, respectively.

Salaries and related payroll tax expenses were $3,000 and $3,000 for the six months ended December 31, 2024 and 2023, respectively. Consulting costs were nil and $4,000 for the six months ended December 31, 2024 and 2023, respectively.

Loss from Operations

As a result of the factors described above, the loss from operations was $1,310,000 and $1,319,000 for the six months ended December 31, 2024 and 2023 respectively.

Other (Income)/Expense

Other expense was $236,000 and $145,000 for the six months ended December 31, 2024 and 2023, respectively.

Interest expense related to deferred compensation, loan payable and convertible notes prior to capitalization was $55,000 and $145,000 for the six months ended December 31, 2024 and 2023, respectively. Interest expense related to warrant modifications was $181,000 and $135,000 for the six months ended December 31, 2024 and 2023, respectively.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was nil and nil for the six months ended December 31, 2024 and 2023, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $1,546,000 and $1,464,000 for the six months ended December 31, 2024 and 2023, respectively, and the net loss per basic common share was $.03 and $.03 for the six months ended December 31, 2024 and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's condensed consolidated financial statements for the six months ended December 31, 2024 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2024 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of December 31, 2024, the Company had cash of approximately $32,000. During the six months ended December 31, 2024, net cash used in operating activities was $465,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance, legal, accounting, consulting and investor relations. Cash expenditures were offset in part by proceeds from financing activities, a total of $445,000 in debt funding. During the six months ended December 31, 2023, net cash used in operating activities was $451,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance, legal, accounting, consulting and investor relations expenses as well as the purchase of property and equipment. Cash expenditures were offset by proceeds from financing activities, primarily the exercise of warrants and sale of common shares

As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. As stated in multiple places in this report, over the last 3 months the Company has had only very limited success in raising needed funds which lack of success has had material negative effects on the Company and its business. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

During the six months ended December 31, 2024 and 2023, the Company invested nil and $484,000 in the purchase of property and equipment, respectively. The decrease was due to the Company’s effort to conserve cash in the six months ended December 31, 2024.

Financing Activities

During the six months ended December 31, 2024, the Company received gross cash proceeds of $445,000 from notes payable.

As of December 31, 2024, the Company has debt obligations consisting of: a) deferred compensation of $1,031,000, b) convertible notes payable – affiliates of $1,728,000, c) converitble note payable including accrued interest of $437,000 and d) notes payable including accrued interest of $407,000. As of December 31, 2023, the Company had debt obligations of a) deferred compensation of $1,225,000, and b) convertible notes payable – affiliates of $1,740,000 and c) current note payable including accrued interest of $255,000.

Plan of Operations and Outlook

As of December 31, 2024, the Company had cash of approximately $32,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal year 2023 and 2022 (as a whole), the Company faced less difficulty in raising equity funding (but was subject to substantial equity dilution from the larger amounts of equity financing during the periods) than was experienced in the prior 3 years. However, this positive trend did not continue during the last quarter of the 2023 fiscal year and the entirety of fiscal year 2024 (and the first and second quarters of 2025 through the date of this report). The Company raised very limited equity funds during such periods to meet some of its immediate needs, and therefore, the Company needs to raise substantial additional funds in the upcoming periods. The Company faced substantial demand for capital and operating expenditures for the fiscal year 2024 that we anticipate will continue (or increase) during the 2025 fiscal year and periods thereafter as it moves toward commercial implementation of its ARS, 3G Tech and development of JVs (including costs associated with additions of personnel to carry out the business activities of the Company) and, therefore, is likely to continue to face significant cash flow management issues due to limited capital resources and working capital constraints which had only begun to be alleviated during 2022 and 2023. As a result, the Company has faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring most of their cash compensation and/or are accepting compensation in the form of securities of the Company and members of the Company's senior management have from time-to-time made loans to the Company in the past and may do so in future periods.

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

Year to date ended December 31, 2024 the Company had a loss of $1,546,000 including $659,000 non-cash compensation expenses related to extension of warrants and options.

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

The constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company’s efforts to operate and develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company is able to raise needed funds during the remainder of the current fiscal year (and subsequent periods), of which there is no assurance, management will not need to consider deeper cuts (including additional personnel cuts) and/or curtailment of ongoing activities including research and development activities. The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, and to develop Projects. The Company anticipates that it will seek to raise from $3,000,000 to $10,000,000 or more debt and/or equity through sale of its equity securities (common, preferred and/or hybrid) and/or debt (including convertible) securities, and/or through use of ‘rights’ and/or warrants (new and/or existing) and/or license payments and/or through other means during the next twelve months. Further, Bion will be required to raise $15 million (or more) to fund the ARS for the Stovall JV beef project, in a combination of debt financing and equity investment. However, as discussed above, there is no assurance, especially in light of the difficulties the Company has experienced in many recent years and the extremely unsettled capital markets that presently exist for small pre-revenue companies like us, that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business and Projects. Ultimately, in the event the Company cannot secure additional financial resources, or complete a strategic transaction in the longer term, the Company may need to curtail or suspend its operational plans or current initiatives, or potentially liquidate its business interests, and investors may lose all or part of their investment.

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

To help alleviate short-term cash needs for continued operations, in August, three affiliates of the Company (Greg Schoener, Interim COO & Director; Turk Stovall, Director; Bob Weerts, Director) and two shareholders (one of whom is the brother of Greg Schoener) began advancing money to Bion to cover critical payables. They subsequently formed a loan group, BION BLG, LLC (“BLG”), and provided short-term funding for Bion in a secured promissory note of up to $500,000. Schoener, Weerts, and the two non-affiliate members were also large Bion shareholders, prior to the formation of BLG. As a group, Schoener, Stovall, and Weerts own 60% of BLG, which has a security interest in the Company’s Intellectual Property. The BLG note will bear interest at a rate of 7.5% per annum and the maturity date is April 15, 2025. As of the filing date, BLG has advanced $399,763. The BLG note will convert into Units (shares and/or warrants) in the Company at the terms of a later capital raise, in which Bion crosses the threshold of $3 (three) million in aggregate capital raised (or other source of funding, and other terms as defined in the note). If the Company is unable to complete such funding within six (6) months, it will be in default of the BLG note, which is secured by the Company’s Intellectual Property (“IP” “Collateral”). BLG will share the Collateral on a pro rata basis with investors in a secured promissory note with similar terms being offered to previous Bion investors. The BLG note and security agreements contain other terms set forth therein and are included as exhibits to this filing.

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

Bion is currently in discussions with several potential strategic partners in renewable energy (biogas/RNG and solar) and clean fuels, organic fertilizer distribution, and others involved in reducing the carbon footprint of livestock production, especially beef. With today’s U.S, and global emphasis on decarbonizing energy and the food supply chain, the sectors have become closely intertwined, they are evolving quickly, and integrated solutions have become increasingly desired, but complex. Bion is now evaluating both European and U.S. renewable energy/clean fuels developers, operators, and investors to determine the best fit for moving forward with AD/RNG development for its own beef project(s), access to clean fuels value chains for its low-carbon fertilizers, animal waste treatment for others, both here and in the EU, as well as a development partner in industrial and municipal opportunities. Further, with the recent OMRI Listing for its commercial fertilizer, the Company has initiated discussions with several large U.S. fertilizer manufacturers and distributors that have expressed interest in the product. Bion believes that such relationships could entail a direct investment in Bion, licensing fee, or some other ‘up front’ financial benefit to Bion, although there is no assurance that they will. The Company recently finished data acquisition at Fair Oaks needed to complete an independent engineering report that is critical to demonstrating the technology performance and economics of its ammonia recovery technology to potential strategic partners.

CONTRACTUAL OBLIGATIONS

The Company entered into an agreement on September 23, 2021, to lease approximately four acres of land near Fair Oaks, Indiana, for the development site of its Initial Project. The original lease ended on December 31, 2024 and the Company is in discussions on a lease extension.

The Company has not made consistent lease payments since October 16, 2023 and has made no payments since October 31, 2024. The Company owes $75,000 in lease payments at December 31, 2024.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended December 31, 2024, 9,231 shares of restricted common stock were issued for consulting services valued at $6,000.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

During the six months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: February 14, 2025	By:	/s/ Stephen Craig Scott
Stephen Craig Scott, Chief Executive Officer

