Form 10-Q
period 2025-03-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2025-05-15
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

406-839-0816

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

On May 1, 2025, there were 57,386,476 Common Shares issued and 56,682,167 Common Shares outstanding.

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

 BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2025	2024
	(unaudited)

ASSETS

Current assets:
Cash	$5,467	$52,212
Prepaid expenses	10,378	16,723
Deposits and other assets	1,000	6,000

Total current assets	16,845	74,935

Operating lease right-of-use asset	—	36,622
Property and equipment, net (Note 3)	—	695

Total assets	$16,845	$112,252

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$2,754,460	$2,703,651
Deferred compensation (Note 4)	1,079,973	890,223
Convertible notes payable - affiliates (Note 5)	1,732,782	1,708,649
Convertible bridge note payable (Note 5)	815,973	418,659
Note payable (Note 5)	414,313	—
Operating lease liability, current (Note 8)	—	36,431

Total current liabilities	6,797,501	5,757,613

Convertible notes payable (Note 5)	—	125,567

Total liabilities	6,797,501	5,883,180

Equity (deficit):
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 50,000 shares authorized, no shares issued and outstanding	—	—
Series C Convertible Preferred stock, $0.01 par value, 60,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 250,000,000 shares authorized, 57,386,476 and 57,227,248 shares issued, respectively; 56,682,167 and 56,522,939 shares outstanding, respectively	—	—
Additional paid-in capital	134,671,344	133,623,927
Subscription receivable - affiliates (Note 7)	(504,650)	(504,650)
Accumulated deficit	(140,984,923)	(138,927,778)

Total Bion's stockholders’ equity (deficit)	(6,818,229)	(5,808,501)

Noncontrolling interest	37,573	37,573

Total equity (deficit)	(6,780,656)	(5,770,928)

Total liabilities and (deficit)	$16,845	$112,252

See notes to condensed consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MARCH 31, 2025
(UNAUDITED)

	Three months ended		Nine months ended
	March 31,		March 31,
	2025	2024	2025	2024

Revenue	$—	$—	$—	$—

Operating expenses:
General and administrative (including stock-based compensation)	474,892	526,644	1,770,545	1,828,917
Depreciation	205	331	695	1,251
Research and development (including stock-based compensation)	5,778	6,144	19,389	21,873

Total operating expenses	480,875	533,119	1,790,629	1,852,041

Loss from operations	(480,875)	(533,119)	(1,790,629)	(1,852,041)

Other (income) expense:
Interest income	(16)	(107)	(48)	(611)
Gain (loss) on disposal of assets	—	972	—	972
Interest expense	34,542	4,161	270,809	149,879
Gain on debt forgiveness	(4,245)	—	(4,245)	—

Total other expense	30,281	5,026	266,516	150,240

Net (loss)	(511,156)	(538,145)	(2,057,145)	(2,002,281)

Net (loss) attributable to the noncontrolling interest	—	—	—	—

Net (loss) applicable to Bion's common stockholders	$(511,156)	$(538,145)	$(2,057,145)	$(2,002,281)

Net (loss) applicable to Bion's common stockholders
per basic and diluted common share	$(0.01)	$(0.01)	$(0.04)	$(0.04)

Weighted-average number of common shares outstanding:
Basic and diluted	56,597,169	54,035,865	56,553,015	50,498,173

 See notes to condensed consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

Three months ended March 31, 2025 and 2024

	Bion's Stockholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in	Subscription Receivables for	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Shares	deficit	interest	equity/(deficit)
Balances, December 31, 2023	—	$—	—	$—	50,611,962	$—	$132,798,923	$(504,650)	$(128,700,799)	$37,573	$3,631,047
Sale of units	—	—	—	—	190,000	—	190,000	—	—	—	190,000
Warrants exercised under cashless exercise	—	—	—	—	5,866,306	—	—	—	—	—	—
Options exercised under cashless exercise	—	—	—	—	3,661	—	—	—	—	—	—
Issuance of warrants for services	—	—	—	—	25,770	—	30,000	—	—	—	30,000
Vesting of options for employees and services	—	—	—	—	—	—	52,378	—	—	—	52,378
Vesting of warrants for employees and services	—	—	—	—	—	—	3,281	—	—	—	3,281
Debt modification	—	—	—	—	—	—	(11,122)	—	—	—	(11,122)
Conversion of debt and liabilities	—	—	—	—	522,231	—	49,403	—	—	—	49,403
Commission on the sales of units	—	—	—	—	—	—	(14,400)	—	—	—	(14,400)
Net Loss	—	—	—	—	—	—	—	—	(538,145)	—	(538,145)
Balances, March 31, 2024	—	$—	—	$—	57,219,930	$—	$133,098,463	$(504,650)	$(129,238,944)	$37,573	$3,392,442

Balances, December 31, 2024	—	$—	—	$—	57,236,479	$—	$134,469,460	$(504,650)	$(140,473,767)	$37,573	$(6,471,384)
Issuance of shares for services	—	—	—	—	149,997	—	28,500	—	—	—	28,500
Modification of warrants	—	—	—	—	—	—	178,684	—	—	—	178,684
Commission on the sales of units	—	—	—	—	—	—	(5,300)	—	—	—	(5,300)
Net loss	—	—	—	—	—	—	—	—	(511,156)	—	(511,156)
Balances, March 31, 2025	—	$—	—	$—	57,386,476	$—	$134,671,344	$(504,650)	$(140,984,923)	$37,573	$(6,780,656)

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED MARCH 31, 2025 AND 2024

 (UNAUDITED)

(CONTINUED)

Nine months ended March 31, 2025 and 2024

	Bion's Stockholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in	Subscription Receivables for	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Shares	deficit	interest	equity/(deficit)

Balances, July 1, 2023	—	$—	—	$—	48,880,237	$—	131,935,418	$(504,650)	$(127,236,663)	$37,573	$4,231,678
Sale of units	—	—	—	—	593,589	—	610,742	—	—	—	610,742
Warrants exercised for common shares	—	—	—	—	38,000	—	28,500	—	—	—	28,500
Warrants exercised under cashless exercise	—	—	—	—	6,131,945	—	—	—	—	—	—
Options exercised under cashless exercise	—	—	—	—	3,661	—	—	—	—	—	—
Issuance of units for services	—	—	—	—	82,529	—	76,320	—	—	—	76,320
Issuance of warrants for services	—	—	—	—	—	—	35,000	—	—	—	35,000
Vesting of options for employees and services	—	—	—	—	—	—	159,865	—	—	—	159,865
Vesting of warrants for employees and services	—	—	—	—	—	—	9,844	—	—	—	9,844
Debt modification	—	—	—	—	—	—	(27,983)	—	—	—	(27,983)
Conversion of debt and liabilities	—	—	—	—	1,489,969	—	140,951	—	—	—	140,951
Modification of warrants	—	—	—	—	—	—	150,206	—	—	—	150,206
Commission on sale of units	—	—	—	—	—	—	(20,400)	—	—	—	(20,400)
Net loss	—	—	—	—	—	—	—	—	(2,002,281)	—	(2,002,281)
Balances, March 31, 2024	—	$—	—	$—	57,219,930	$—	$133,098,463	$(504,650)	$(129,238,944)	$37,573	$3,392,442

Balances, July 1, 2024	—	$—	—	$—	57,227,248	$—	133,623,927	$(504,650)	$(138,927,778)	$37,573	$(5,770,928)
Issuance of units for services	—	—	—	—	159,228	—	34,500	—	—	—	34,500
Modification of warrants	—	—	—	—	—	—	686,089	—	—	—	686,089
Modification of options	—	—	—	—	—	—	332,128	—	—	—	332,128
Commission on the sales of units	—	—	—	—	—	—	(5,300)	—	—	—	(5,300)
Net loss	—	—	—	—	—	—	—	—	(2,057,145)	—	(2,057,145)
Balances, March 31, 2025	—	$—	—	$—	57,386,476	$—	$134,671,344	$(504,650)	$(140,984,923)	$37,573	$(6,780,656)

See notes to condensed consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED CASH FLOWS

NINE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,057,145)	$(2,002,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	695	1,251
Accrued interest on loans payable, deferred compensation and other	270,809	149,879
Stock- based compensation	837,287	184,709
Stock-based compensation for services	34,500	106,321
Warrants issued for compensation for services	—	5,000
Forgiveness of debt	(4,245)	—
Increase (decrease) in prepaid expenses	11,345	(104,497)
Increase in accounts payable and accrued expenses	50,809	285,420
(Increase) in operating lease assets and liabilities	191	(7,788)
Increase in deferred compensation	178,546	626,834

Net cash used in operating activities	(677,208)	(755,152)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(689,919)

Net cash used in investing activities	—	(689,919)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of units	—	610,742
Commission on the sale of units and convertible debt	(5,300)	(20,400)
Proceeds from notes payable	635,763	250,000
Proceeds from exercise of warrants	—	28,500

Net cash provided by financing activities	630,463	868,842

Net decrease in cash	(46,745)	(576,229)

Cash at beginning of year	52,212	625,964

Cash at end of year	$5,467	$49,735

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Non-cash investing and financing transactions:
Conversion of debt and liabilities into common units	$—	$140,951
Conversion of deferred compensation to notes payable	$—	$80,767
Capitalized interest in property and equipment	$—	$45,676
Purchase of property and equipment for accounts payable	$—	$1,756,285

See notes to condensed consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2025 AND 2024

1.       BUSINESS AND ORGANIZATION:

Nature of Operations

Bion Environmental Technologies, Inc.'s ("Bion," "Company," "We," "Us," or "Our") was incorporated in 1987 in the State of Colorado.

Our patented and proprietary technology was developed to provide advanced waste treatment and resource recovery for large-scale livestock production facilities (also known as “Concentrated Animal Feeding Operations” or “CAFOs"). Our Gen3Tech can largely mitigate the environmental problems of CAFOs, while simultaneously improving operational/ resource efficiencies by recovering high-value co-products from the waste stream, including renewable energy, nutrients, and clean water. For the last several years, Bion was focused on the beef industry because we believe it faces the most challenges of all the livestock sectors and can benefit the most from the application of Bion’s technology and business strategy.

Until recently, we believed that the best opportunity for the Company to prove its technology, along with the sustainable beef concept, was with the Stovall Ranch, in Montana. In June 2024, Bion formed a strategic relationship with Turk Stovall and Stovall Ranching Companies. Bion and Stovall agreed to establish a JV, to be led by Mr. Stovall, with the goal of developing a 16,000-head sustainable beef project at Stovall’s Yellowstone Cattle Feeders (‘YCF’) location in Shepherd, Montana. We anticipated establishing the Stovall-Bion JV and creating related distribution agreements with key value chain partners during the current calendar year, with the intent to begin construction in the first quarter of 2025. However, due to several factors, including 1) the extended development timeline to reach revenues at Stovall (which could be at least two years or more), 2) a need to both prove our technology at full-scale as quickly as possible, and 3) enter the fertilizer markets with product in the 2026 growing season, we have shifted our focus to smaller ‘bolt-on’ opportunities in both the animal waste and industrial sectors that we think can be developed more quickly.

Bion’s patents were expanded in 2024 to include industrial and municipal wastewater sources, in addition to animal waste streams that were previously covered. To that end, Bion directed part of its limited resources to understanding and evaluating opportunities to apply its Ammonia Recovery System (ARS) as a bolt-on or ‘standalone’ ammonia control solution in the industrial sector. In such cases, the ARS would be deployed as an ammonia control solution (vs integrated into a Bion Gen3Tech livestock platform) for facilities (both new and existing) that produce biogas from organic waste streams, such as food, food processing, and livestock packing/slaughter. These facilities are subject to EPA-mandated discharge limits that require ammonia control or face other limitations on ammonia/nitrogen in the effluent from biogas production. We will also seek to identify opportunities to provide ammonia control solutions in the livestock/animal waste at existing farms with anaerobic digesters already in place (which will also shorten the development timeline). While we have not abandoned developing new integrated livestock projects with our Gen3tech platform, we believe there is a robust opportunity to provide bolt-on ammonia control solutions to the operators of their own biogas projects, and we are now devoting almost all of our resources to developing this opportunity.

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

Year to date ended March 31, 2025 the Company had a loss of $2,057,000 including $837,000 non-cash compensation expenses related to extension of warrants and options.

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

The constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company’s efforts to operate and develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company is able to raise needed funds during the remainder of the current fiscal year (and subsequent periods), of which there is no assurance, management will not need to consider deeper cuts (including additional personnel cuts) and/or curtailment of ongoing activities including research and development activities. The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, and to develop Projects. The Company anticipates that it will seek to raise from $3,000,000 to $10,000,000 or more debt and/or equity through sale of its equity securities (common, preferred and/or hybrid) and/or debt (including convertible) securities, and/or through use of ‘rights’ and/or warrants (new and/or existing) and/or license payments and/or through other means during the next twelve months. Further, Bion will be required to fund $15 million (or more) in project finance for the initial ARS project, in a combination of debt financing and equity investment. However, as discussed above, there is no assurance, especially in light of the difficulties the Company has experienced in many recent years and the extremely unsettled capital markets that presently exist for small pre-revenue companies like us, that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business and Projects. Ultimately, in the event the Company cannot secure additional financial resources, or complete a strategic transaction in the longer term, the Company may need to curtail or suspend its operational plans or current initiatives, or potentially liquidate its business interests, and investors may lose all or part of their investment.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management’s plans with regard to these conditions.

Management’s Plan

The Company continues to explore sources of financing to satisfy its current operating requirements and future growth needs. The Company faced substantial demand for capital and operating expenditures during fiscal year 2024, which has continued during the 2025 fiscal year, and which we expect to increase for the periods thereafter as we move toward commercial implementation of our ARS (including costs associated with additions of personnel to carry out the business activities of the Company). As a result, the Company has faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring most of their cash compensation and/or are accepting compensation in the form of securities of the Company and members of the Company's senior management have from time-to-time made loans to the Company in the past and may do so in future periods.

To help alleviate short-term cash needs for continued operations, in August, three affiliates of the Company (Greg Schoener, Interim COO & Director; Turk Stovall, Director; Bob Weerts, Director) and two shareholders (one of whom is the brother of Greg Schoener) began advancing money to Bion to cover critical payables. They subsequently formed a loan group, BION BLG, LLC (“BLG”), and have continued to provide short-term funding for Bion in a secured promissory note of up to $500,000. Schoener, Weerts, and the two non-affiliate members were also large Bion shareholders, prior to the formation of BLG. As a group, Schoener, Stovall, and Weerts own 60% of BLG, which has a security interest in the Company’s Intellectual Property. The BLG note will bear interest at a rate of 7.5% per annum and the maturity date is April 15, 2025, see further details in subsequent events. As of the filing date, BLG has advanced $399,763. The BLG note will convert into Units (shares and/or warrants) in the Company at the terms of a later capital raise, in which Bion crosses the threshold of $3 (three) million in aggregate capital raised (or other source of funding, and other terms as defined in the note). If the Company is unable to complete such funding within six (6) months, it will be in default of the BLG note, which is secured by the Company’s Intellectual Property (“IP” “Collateral”). BLG will share the Collateral on a pro rata basis with investors in a secured promissory note with similar terms being offered to previous Bion investors. The BLG note and security agreements contain other terms set forth therein and are included as exhibits to this filing.

In February, the Company launched a secured promissory note offering to previous investors/shareholders (and certain others) with similar terms to the BLG note. Based on feedback from shareholders and registered representatives with which the Company has long standing relationships, management believes that sufficient capital can be raised with this group to 1) continue to cover critical payables to maintain operations that will allow the Company to finish the engineering report and technology demonstration at Fair Oaks, 2) move forward with pre-development work on the Stovall project, 3) continue discussions with potential strategic partners, and 4) position ourselves for the larger offering/funding that will be required, as described above. However, there can be no assurance the Company will be successful in its efforts to obtain such financing.

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

Bion is currently in discussions with several potential strategic partners in engineering, renewable energy (biogas/RNG) and clean fuels, organic fertilizer distribution, and others involved in reducing the environmental footprint of biogas and livestock production. With today’s U.S, and global emphasis on decarbonizing energy and the food supply chain, and their impacts on water and air pollution, the sectors have become closely intertwined. They are evolving quickly, and integrated solutions have become increasingly desired, but complex. Bion is now evaluating engineering and construction firms, biogas operators, and others as potential development partners for industrial opportunities. Further, with the recent OMRI Listing for its commercial fertilizer, the Company has initiated discussions with several large U.S. fertilizer manufacturers and distributors that have expressed interest in the product. Bion believes that such relationships could entail a direct investment in Bion, licensing fee, or some other ‘up front’ financial benefit to Bion, although there is no assurance that they will. The Company recently finished data acquisition at Fair Oaks needed to complete an independent engineering report that is critical to demonstrating the technology performance and economics of its ammonia recovery technology to potential strategic partners.

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

The accompanying condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at March 31, 2025, the results of operations and cash flows of the Company for the three and nine months ended March 31, 2025 and 2024. Operating results for the three and nine months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending June 30, 2025.

Cash and cash equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents. As of March 31, 2025 and June 30, 2024 there are no cash equivalents.

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

Income (Loss) per share:

Basic income (loss) per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share assumes the conversion, exercise, or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the income (loss) per share or increase the earnings per share. During the three and nine months ended March 31, 2025 and 2024, the basic and diluted income (loss) per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants and options (as if exercised) and convertible securities (as if converted) that have been excluded from the calculation of basic income (loss) per share:

	March 31, 2025	March 31, 2024
Warrants	15,910,225	17,452,468
Options	4,891,600	11,951,600
Convertible debt	11,281,483	9,485,482

The following is a reconciliation of the denominators of the basic and diluted income (loss) per share computations for the three and nine months ended March 31, 2025 and 2024.

	Three months ended March 31, 2025	Three months ended March 31, 2024	Nine months ended March 31, 2025	Nine months ended March 31, 2024
Shares issued – beginning of period	57,236,479	50,611,962	57,227,248	48,880,237
Shares held by subsidiaries (Note 7)	(704,309)	(704,309)	(704,309)	(704,309)
Shares outstanding – beginning of period	56,532,170	49,907,653	56,522,939	48,175,928
Weighted average shares issued during the period	64,999	4,128,212	30,076	2,322,245
Diluted weighted average shares – end of period	56,597,169	54,035,865	56,553,015	50,498,173

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

3.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	March 31, 2025	June 30, 2024
Computers and office equipment	12,607	12,607

Property and equipment, gross	12,607	12,607
Less accumulated depreciation	(12,607)	(11,912)
Property and equipment, net	$—	$695

Depreciation expense was $205 and $331 for the three months ended March 31, 2025 and March 31, 2024, respectively and $695 and $1,251 for the nine months ended March 31, 2025 and 2024, respectively.

4.       DEFERRED COMPENSATION:

The Company owes deferred compensation to various employees, former employees and consultants totaling $1,079,973 and $890,223 as of March 31, 2025 and June 30, 2024, respectively. Included in the deferred compensation balances as of March 31, 2025, are $367,500, $12,188 and $83,157 owed William O’Neill (“O’Neill”), the Company’s former CEO (until May 31, 2024), the estate/heirs of Dominic Bassani (“Bassani”), the Company’s recently deceased former Chief Operating Officer (who was Chief Executive Officer until through April 30, 2022) (NOTE: Dominic Bassani passed away on November 11, 2023.), and Mark A. Smith (“Smith”), the Company’s recently retired President, respectively.

The sums owed to Bassani and Smith are owed pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, accrues interest at 4% per annum and can be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month. The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month. The deferred compensation owed Bassani and Smith as of March 31, 2025 was $12,188 and $83,157, respectively.

O’Neill is owed a balance of $367,500 and $367,500 at March 31, 2025 and June 30, 2024, respectively, pursuant to his 2021 employment agreement. There is no interest accrual or conversion rights related to the deferred balance. O’Neill terminated his service to the Company prior to the full term of his agreement.

The Company owes deferred compensation to Craig Scott of $285,870 and $160,133 at March 31, 2025 and June 30, 2024, respectively, with similar conversion terms as those described above for Bassani and Smith, with the exception that the interest accrues at 0% to 3% per annum.

The Company also owes various consultants and employees, pursuant to various agreements, for deferred compensation of $258,759 and $202,509 as of March 31, 2025 and June 30, 2024, respectively, with similar conversion terms as those described above for Bassani and Smith, with the exception that the interest accrues at 0% to 3% per annum. The Company also owes a former employee $72,500, which is not convertible and is non-interest bearing.

Bassani and Smith have each been granted the right to convert up to $300,000 of deferred compensation balances at a price of $0.75 per share until July 15, 2025, into common shares (to be issued pursuant to the 2006 Plan). Smith also has the right to convert all or part of his deferred compensation balance into the Company’s securities (to be issued pursuant to the 2006 Plan) “at market” and/or on the same terms as the Company is selling or has sold its securities in its then current (or most recent if there is no current) private placement. Smith also received the right to transfer future deferred compensation to his 2020 Convertible Obligation at his election but such right is no longer in force.

The Company recorded interest expense of $4,103 ($2,790 with related parties) and $8,201 ($6,817 with related parties) for the three months ended March 31, 2025 and 2024, respectively and $11,204 ($7,501 with related parties) and $21,830 ($19,328 with related parties) for the nine months ended March 31, 2025 and 2024, respectively.

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

Mark A. Smith (the Company’s recently retired President)(“Smith”), Dominic Bassani (the Company’s Chief Operating Officer) (“Bassani”) (NOTE: Dominic Bassani passed away on November 11, 2023.) and Ed Schafer (Director)(“Schafer”), adjusted/reduced the principal owed to them by $1,109,649, $1,939,670 and $424,873, respectively. Subsequent to the adjustment, the adjusted portion of the 2020 Convertible Obligations were renamed Adjusted 2020 Convertible Obligations and the adjusted portion of the September 2015 Convertible Notes were renamed Adjusted September 2015 Convertible Notes. The Adjusted 2020 Convertible Obligations of Smith, Bassani and Schafer are convertible into Units (consisting of 1 share and from one half (1/2) to one (1) warrant) at prices of $.0946, $.0953, and $.0953, respectively, and the Adjusted September 2015 Convertible Notes may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.115 per share. The adjusted conversion prices slightly reduce the securities to be issued on conversion of each instrument from the amount receivable under the unadjusted instruments. The Adjusted 2020 Convertible Obligations and Adjusted September 2015 Convertible Notes do not accrue any interest until their maturity date (July 15, 2025). After the adjustment, the Company owed Smith, Bassani (and trust) and Schafer $262,154, $434,016 and $96,364, respectively, of Adjusted 2020 Convertible Obligations and Bassani and Schafer, respectively, $24,230 and $4,012 of Adjusted September 2015 Convertible Notes.

As of March 31, 2025, the Adjusted 2020 Convertible Obligation balances, including accrued interest, owed Bassani (and his donees), Smith and Edward Schafer were $459,277, nil and $101,973, respectively. As of June 30, 2024, the Adjusted 2020 Convertible Obligation balances, including accrued interest, owed Bassani (and his donees), Smith and Edward Schafer were $459,277, nil and $101,973, respectively.

As of March 31, 2025 the Adjusted September 2015 Convertible Notes balances, including accrued interest, owed Bassani Family Trusts and Schafer were $7,907 and nil, respectively. As of June 30, 2024 the Adjusted September 2015 Convertible Notes balances, including accrued interest, owed Bassani Family Trusts and Schafer were $7,907 and $4,246, respectively.

2020 Convertible Obligations

The 2020 Convertible Obligations (which combined/replaced prior convertible instruments dating to 2017 (or earlier), which accrue interest at either 4% per annum or 4% compounded quarterly and effective January 1, 2020 were due and payable on July 1, 2024. The 2020 Convertible Obligations (including accrued interest, plus all future deferred compensation added subsequently), are convertible, at the sole election of the holder, into Units consisting of one share of the Company’s common stock and one half to one warrant to purchase a share of the Company’s common stock, at a price of $0.50 per Unit until July 1, 2024. The maturity date of the notes has been extended to July 15, 2025. The original conversion price of $0.50 per Unit approximated the fair value of the Units at the date of the agreements; therefore, no beneficial conversion feature exists. Management evaluated the terms and conditions of the embedded conversion features based on the guidance of ASC 815-15 “Embedded Derivatives” to determine if there was an embedded derivative requiring bifurcation. An embedded derivative instrument (such as a conversion option embedded in the deferred compensation) must be bifurcated from its host instruments and accounted for separately as a derivative instrument only if the “risks and rewards” of the embedded derivative instrument are not “clearly and closely related” to the risks and rewards of the host instrument in which it is embedded. Management concluded that the embedded conversion feature of the deferred compensation was not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument, and because of the Company’s limited trading volume that indicates the feature is not readily convertible to cash in accordance with ASC 815-10, “Derivatives and Hedging”. Effective February 1, 2023, a large portion of the 2020 Convertible Obligations were adjusted as set forth herein. The maturity date of the notes has been extended to July 15, 2025.

Effective January 9, 2025, the Board of Directors amended the terms of the 2020 Adjusted Convertible Note owned by Ed Schafer, who retired from the Company’s Board of Directors on December 31, 2024. The maturity date of the 2020 Adjusted Convertible Note has been extended to July 15, 2025.

As of March 31, 2025, the remaining unadjusted portion of the 2020 Convertible Obligation balances, including accrued interest, owed Bassani Family Trusts (and his donees) and Smith, were $383,507 and $124,708, respectively. As of June 30,2024, the remaining unadjusted portion of the 2020 Convertible Obligation balances, including accrued interest, owed Bassani Family Trusts and Smith were $373,999 and $121,076, respectively.

The Company recorded interest expense of $4,380 and $15,175 for the three months ended March 31, 2025 and 2024, respectively and $13,141 and $38,518 for the nine months ended March 31, 2025 and 2024, respectively.

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

September 2015 Convertible Notes

During the year ended June 30, 2016, the Company entered into September 2015 Convertible Notes with Bassani, Schafer and a Shareholder which replaced previously issued promissory notes. The September 2015 Convertible Notes bear interest at 4% per annum, had maturity dates of July 1, 2024, and may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.60 per share. As the conversion price of $0.60 approximated the fair value of the common shares at the date of the September 2015 Convertible Notes, no beneficial conversion feature exists. The maturity date of the notes has been extended to April 15, 2025 (now July 15) for Bassani and July 1, 2025 for the other note holders.

Effective January 16, 2025, Mr. Schafer voluntarily surrendered 36,918 shares of common stock that would have been issued as the result of the conversion of his $4,246 Adjusted 2015 Convertible Note. The note was convertible at $0.115 per share.

The balances of the September 2015 Convertible Notes as of March 31, 2025, including accrued interest owed Bassani, Schafer and Shareholder, are $175,989, nil, and $487,327, respectively. As of June 30, 2024, the remaining unadjusted portion of the 2015 Convertible Notes balances including accrued interest, were $164,183, $4,246, and $475,990, respectively.

The Company recorded interest expense of $5,079 and $5,369 for the three months ended March 31, 2025 and 2024, respectively and $15,238 and $15,238 for the nine months ended March 31, 2025 and 2024, respectively.

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

During early November 2023 the Lender informed the Company verbally that it did not intend to fulfill its obligations pursuant to the Bridge Loan Agreements and since such time the Lender has been in default (“Default”). Titan Partners informed the Company that it would be unable to complete an offering to their customers (or their syndicate member’s customers) without a strategic investor anchor. Further, the Company had very limited success raising money with its own shareholders for the same reason. The Default (which is continuing) has created substantial problems for and materially damaged the Company and rendered the Company unable to meet its current creditor obligations on a timely basis. The Company is currently evaluating its rights regarding the Default by the Lender. This situation has contributed to the substantial increase in the Company’s ‘Current Liabilities’ including ‘accounts payable’, over recent periods. See Condensed Consolidated Financial Statements and ‘Management’s Discussion and Analysis’. The Company has engaged in discussion/negotiation with its larger creditors (including its largest creditor--- the primary contractor on the Initial Project) but has been unable to reach agreements regarding payments due to the uncertainty as to if, when and how much funding the Company will be able to raise in future periods. As a result, the Company’s largest creditor---the primary contractor for the Initial Project --- filed a mechanics lien in Indiana (and its largest sub-contractor has sent notices related to its intention to file a mechanics lien) and other creditors are threatening to commence litigation and/or repossess/remove leased equipment). Further, as of October 1, 2024, the Company is in default of the terms of the note.

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

The Company recorded interest expense of $8,950 for the three months ended March 31, 2025 and $27,249 for the nine months ended March 31, 2025.

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

The balances of the May 2024 Convertible Notes including accrued interest owed is $131,197 and $125,567 as of March 31, 2025 and June 30, 2024, respectively.

The Company recorded interest expense of $1,890 and nil for the three months ended March 31, 2025 and 2024, respectively and $5,630 and nil for the nine months ended March 31, 2025 and 2024, respectively

2024 Secured Convertible Note

On October 22, 2024, Bion's Board of Directors ratified an agreement with the Bion BLG, LLC, loan group, effective October 15, 2024, to purchase a Convertible Promissory Note in the principal amount of up to $500,000. The Company received advances during the nine months ended March 31, 2025 in the amount of $399,763 and interest was applied based on the date the funds were received. The note bears interest at 7.5% per annum and has a maturity date of April 15, 2025.

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

The balances of the 2024 Convertible Note Advances as of March 31, 2025, including accrued interest owed is $414,313.

The Company recorded interest expense of $7,393 for the three months ended March 31, 2025 and $14,550 for the nine months ended March 31, 2025.

November 2024 Convertible Notes

During the nine months ended March 31, 2025, the Company entered into November 2024 Convertible Notes with two individuals. The November 2024 Convertible Notes bear interest at 7.5% per annum, have maturity dates of December 31, 2025. The November Notes will convert into Units in the Company at the terms of a later capital raise, in which the Company crosses the threshold of $3 million aggregate capital raised, including proceeds from this filing.

The balances of the November 2024 Convertible Notes including accrued interest owed is $203,631 as of March 31, 2025.

The Company recorded interest expense of $2,550 for the three months ended March 31, 2025 and $2,631 for the nine months ended March 31, 2025.

February 2025 Convertible Notes

During the nine months ended March 31, 2025, the Company entered into February 2025 Convertible Notes with two individuals. The February 2025 Convertible Notes bear interest at 7.5% per annum, have maturity dates of December 31, 2025. The February 2025 Notes will convert into Units in the Company at the terms of a later capital raise, in which the Company crosses the threshold of $3 million aggregate capital raised, including proceeds from this filing.

The balances of the February 2025 Convertible Notes including accrued interest owed is $35,237 as of March 31, 2025.

The Company recorded interest expense of $237 for the three months ended March 31, 2025.

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

On January 9, 2025, the Company agreed to amend the terms of the agreements dated April 1, 2024 regarding voluntary surrender for cancellation of securities of the Company (and related matters) by: a) members of the family of Dominic Bassani, recently deceased former Chief Executive Officer and (with his family) the Company’s largest shareholder (collectively “Bassani Family”)(see Form 8-K dated April 3, 2024, Exhibit 10.1)(“Bassani Family Agreement”), and b) Mark A. Smith, President of the Company and a director (“MAS”)(see Form 8-K dated April 3, 2024, Exhibit 10.2)(“MAS Agreement”). The Bassani Family and MAS entered into these agreements with the intention of mitigating dilution to shareholders as new, successor management is added to the Company’s management team. The amendments solely extend any dates of certain required conversions and/or exercises (and related promissory note maturity dates and warrant expiration dates), if any, that were dated January 15, 2025, to April 15, 2025. No changes were made regarding any ‘give backs’ of securities of the Company.

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

During the nine months ended March 31, 2025 and the year ended June 30, 2024, the Company declared dividends of nil and nil respectively. The dividends are classified as a component of operations as the Series B Preferred stock is presented as a liability in these condensed consolidated financial statements. There is no liability at March 31, 2025.

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

During the nine months ended March 31, 2025, 159,228 shares of restricted common stock were issued for consulting services valued at $34,500.

Warrants:

As of March 31, 2025, the Company had approximately 15.9 million warrants outstanding, with exercise prices from $0.60 to $1.60 and expiring on various dates through December 31, 2026.

The weighted-average exercise price for the outstanding warrants is $0.68, and the weighted-average remaining contractual life as of March 31 2025 is .46 years.

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

On January 15, 2025 the Company modified 7,147,369 warrants by extending the exercise date from January 15, 2025 to July 15, 2025. The valuation method used by the Company determines the valuation based on prior private placements. 6 month extensions were valued at $0.025. The company had non-cash employee compensation of $178,684.

On January 18, 2025, under the Bassani Family Agreement described above, Bion cancelled 1,237,500 warrants owned by the Bassani Family. Under the terms of the Agreement, the Bassani Family was required to surrender an additional 5% of their holdings after Bion successfully raised $500,000 in funding, following the date of the agreement. The warrants had a net exercise cost of $0.1875.

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

The Company recorded compensation expense related to employee stock options of $332,128 and $159,865 for the nine months ended March 31, 2025 and 2024, respectively. The Company granted nil and nil options for the nine months ended March 31, 2025 and 2024, respectively.

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

A summary of option activity under the 2006 Plan for nine months ended March 31, 2025 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2024	5,001,600	$0.84	.85	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(110,000)	—	—	—
Outstanding at March 31, 2025	4,891,600	$0.85	1.65	$—

The total fair value of stock options that vested during the nine months ended March 31, 2025 and 2024 was nil and nil respectively. As of March 31, 2025, the Company had no unrecognized compensation cost related to stock options.

7.       SUBSCRIPTION RECEIVABLE - AFFILIATES:

As of March 31, 2025, the Company has three interest bearing, secured promissory notes with an aggregate principal amount of $428,250 ($547,495, including interest) from Bassani which were received as consideration for purchases of warrants to purchase 5,565,000 shares, in aggregate, of the Company’s restricted common stock, which warrants have an exercise price of $0.75 (with a 75% exercise price adjustment provision) and have expiry dates ranging from December 31, 2024 (extended to July 15, 2025) to December 31, 2025 (subject to extension rights) secured by portions of Bassani Family Trust’s 2020 Convertible Obligation and Bassani Family Trust’s September 2015 Convertible Notes. The secured promissory notes are payable January 15, 2025 (extended to July 15, 2025).

As of March 31, 2025, the Company has an interest bearing, secured promissory note for $30,000 ($37,982 including interest) from Smith as consideration to purchase warrants to purchase 300,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 (with a 75% exercise price adjustment provision) and had expiry dates of December 31, 2024 (extended to July 15, 2025). The promissory note bears interest at 4% per annum and is secured by $30,000 original principal ($38,944 including interest) of Smith’s 2020 Convertible Obligations. The secured promissory note is payable on July15, 2025.

As of March 31, 2025, the Company has an interest bearing, secured promissory note for $19,400 ($25,130 including interest) from Scott as consideration to purchase warrants to purchase 485,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.75 (with a 90% exercise price adjustment provision) and have expiry dates of December 31, 2024 (extended to December 31, 2026). The promissory note bears interest at 4% per annum and is secured by the warrants (which 400,000 were gifted subject to the security interest).

As of March 31, 2025, the Company has one interest bearing, secured promissory note with an aggregate principal amount of $27,000 ($34,974 including interest) from one employee as consideration to acquire warrants to purchase 570,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.75 (with a 90% exercise price adjustment provision) and have expiry dates of December 31, 2024 (now extended to December 31, 2026). (The promissory note bears interest at 4% per annum and is secured by a perfected security interest in the warrants, and are payable on December 31, 2026).

These secured promissory notes are recorded as “Subscription receivable—affiliates” on the Company’s balance sheet pending payment.

8.       COMMITMENTS AND CONTINGENCIES:

A: Employment/Consulting (and related) agreements:

Stephen Craig Scott (“Scott”) was appointed interim CEO effective June 1, 2024. Scott had previously been working with the Company as an employee/consultant since 1993 in various positions including Director of Communications, SVP- Capital Markets and Head of Business Development. On October 25, 2023, Scott entered into an agreement with the Company which included provisions for a monthly salary of $14,000 of which $2,000 is deferred. During the year ended June 30, 2024 and the three and nine months ended March 31, 2025, Scott deferred substantial portions of his monthly salary to help the Company conserve cash. For the three months ended March 31, 2025 and 2024, Scott was paid $5,000 and nil respectively. For the nine months ended March 31, 2025 and 2024, Scott was paid $5,000 and nil respectively.

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

Until his retirement on July 31, 2024, Smith held the positions of Director, President, Interim Chief Financial Officer and General Counsel of Company (and its subsidiaries) under various agreements (and extensions) and terms since March 2003. On October 10, 2016, the Company approved a month-to-month contract extension with Smith which included provisions for i) a monthly salary of $18,000 (deferred until the Board of Directors re-instated cash payments to all employees and consultants who are deferring compensation), ii) the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, until December 31, 2024, and iii) the right to convert his deferred compensation in whole or in part, at his sole election, at any time in any amount at “market” or into securities sold in the Company’s current/most recent private offering at the price of such offering to third parties. Smith agreed effective July 29, 2018 to continue to serve the Company under the same basic terms on a month-to-month basis. On May 1, 2022 Smith’s compensation was increased to $25,000 per month of which $5,000 per month was deferred. Smith deferred substantial portions of his monthly compensation to help the Company conserve cash. For the three months ended March 31, 2025 and 2024, Smith was paid nil and nil , respectively, of cash compensation. For the nine months ended March 31, 2025 and 2024, Smith was paid nil and $20,000, respectively, of cash compensation. Smith was paid, deferring part or all of his cash compensation, since October 31, 2023, due to the Company’s financial crisis described in multiple places herein and $135,000 has been accrued during that period until March 31, 2025.

From no later than March 31, 2005, the Company had various agreements with Dominic Bassani (and/or Brightcap which provided his services during some of the years) (NOTE: Dominic Bassani passed away on November 11, 2023.) who was serving as the Company’s Chief Operating Officer (‘COO’) at the time of his passing and formerly served as the Company’s Chief Executive Officer (‘CEO’) for the prior decade (any reference to Brightcap or Bassani for all purposes are referring to the same individual). The Board appointed Bassani as the Company's CEO effective May 13, 2011. On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017 (with the Company having an option to extend the term an additional six months.) Pursuant to the Extension Agreement, Bassani continued to defer his cash compensation ($31,000 per month) until the Board of Directors re-instated cash payments to all employees and consultants who were deferring their compensation. During October 2016 Bassani was granted the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share, until March 15, 2018 (which was expanded on April 27, 2017, to the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, until June 30, 2024 (including extensions). During February 2018, the Company agreed to the material terms for a binding two-year extension agreement for Bassani’s services as CEO. Bassani’s salary remained $31,000 per month, which accrued in part during periods when the Board determined there was not adequate cash available. Additionally, the Company agreed to pay or accrue $2,000 per month to be applied to life insurance premiums (which sums were accrued as liabilities). On August 1, 2018, in the context of extending his agreement to provide services to the Company on a full-time basis through December 31, 2022) plus 2 years after that on a part-time basis, the Company received an interest bearing secured promissory note for $300,000 from Bassani as consideration to purchase warrants to purchase 3,000,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of June 30, 2025. The promissory note is secured by a portion of Bassani’s 2020 Convertible Obligations and, as of March 31, 2025, the principal and accrued interest was $383,507. For the three months ended March 31, 2025 and 2024, Brightcap was paid nil and nil , respectively, of cash compensation. For the nine months ended March 31, 2025 and 2024, Brightcap was paid nil and $20,000, respectively, of cash compensation.

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

B: Initial Project:

On January 28, 2022 Bion Environmental Technologies, Inc. (‘Bion’), on behalf of Bion 3G1 LLC (‘3G1’), a wholly-owned subsidiary, entered into a Purchase Order Agreement with Buflovak and Hebeler Process Solutions (collectively ‘Buflovak’) in the amount of $2,665,500 (and made the initial 25% payment ($666,375) for the core of the ‘Bion System’ portion (without the crystallization modules which will be ordered and fabricated pursuant to subsequent agreements) of the previously announced 3G Tech Initial Project. This Purchase Order encompassed the core of Bion’s 3G Technology. The Company received progress billing in March 2022 and June 2022 for the second and third 25% installments, both of which have been paid as of the filing date. On January 17, 2023 the Company received an invoice from Buflovak for $533,100 which was paid on March 1, 2023 and on April 24, 2023 the Company received an invoice from Buflovak for $83,275 which was paid on May 2, 2023 bringing the aggregate payments to $2,615,500 as of the date of this filing. On July 26, 2023 the Company received the final invoice for $50,000, $16,666 was paid on January 2, 2024 leaving a balance of $33,334. In addition to the Purchase Order, through March 31, 2025 the Company has incurred additional costs of $6,794,925 on the Initial Project for capitalized interest and costs, non-cash compensation, equipment and consulting fees. $7,371,371 has been paid and $1,658,469 has been billed and not yet paid.

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

The Company has not made consistent lease payments since October 16, 2023 and has made no payments since October 31, 2024. The Company owes $87,500 in lease payments at March 31, 2025.

D: Litigation (and related matters):

On April 16, 2025, the Company was served a summons by Hamstra Builders, Inc. (“Hamstra”) along with three other defendants: Bion Technologies, Inc. (“Biontech”), Bion 3G-1, LLC (“3G-1”), both entities of Bion Environmental Technologies, Inc., and North Prairie Holdings, LLC (‘NPHLLC”) the property lessor. The Hamstra suit is related to the Notice of Intent to file a Mechanic’s Lien, that was filed April 16, 2024, and has been disclosed in our public filings since that date. Bion has retained counsel in Indiana to represent the company in these actions. Hamstra is seeking to recover $1,494,513 in unpaid invoices related to the construction of Bion’s Ammonia Recovery System at Fair Oaks, Indiana. This sum includes $653,915 owed to Dilling Group, Inc., a subcontractor of Hamstra. Dilling filed suit to recover that amount on March 31, 2025, which was disclosed in Bion’s 8-K, dated April 7, 2025. These amounts are included in Accounts payable and accrued expenses.

The Company currently is not involved in any other material litigation or similar events.

9.        SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to March 31, 2025 for recognition and disclosure in the financial statements and notes to the financial statements.

On April 8, 2025, Bion BLG, LLC verbally agreed to extend its secured promissory note, dated April 15, 2025, via a forbearance procedure, to July 15, 2025. Bion BLG, LLC is working with their attorney to finalize the agreement. The Company entered into an Agreement with Bion BLG, LLC, whereby BLG purchased a Secured Convertible Promissory Note in the principal amount of up to $500,000, as reported in our Form 8-k, filed 10/24/2024.

On April 16, 2025, the Company was served a summons by Hamstra Builders, Inc. (“Hamstra”) along with three other defendants: Bion Technologies, Inc. (“Biontech”), Bion 3G-1, LLC (“3G-1”), both entities of Bion Environmental Technologies, Inc., and North Prairie Holdings, LLC (‘NPHLLC”) the property lessor. The Hamstra suit is related to the Notice of Intent to file a Mechanic’s Lien, that was filed April 16, 2024, and has been disclosed in our public filings since that date. Bion has retained counsel in Indiana to represent the company in these actions. Hamstra is seeking to recover $1,494,513 in unpaid invoices related to the construction of Bion’s Ammonia Recovery System at Fair Oaks, Indiana. This sum includes $653,915 owed to Dilling Group, Inc., a subcontractor of Hamstra. Dilling filed suit to recover that amount on March 31, 2025, which was disclosed in Bion’s 8-k, dated April 7, 2025.

As of May 14, 2025, the Company had subscription agreements on the February 2025 Notes for $70,000.

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

PLEASE NOTE:

A: The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing Projects, JVs and proposed Projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years. Current liabilities were approximately $6.8 million at March 31, 2025 which represents an increase of approximately $1,040,000 from June 30, 2024 (largely due to new debt as well as increased deferred compensation). Similarly, the Company’s cash on hand decreased from approximately $52,000 to approximately $5,000 over the same period. The Company has faced extreme difficulty obtaining needed funding during the entire 2024 fiscal year, which has continued throughout the first nine months of the current fiscal year to date.

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

G: On May 13, 2024, the Board of Directors commenced a Board-led review of potential strategic alternatives to ensure the Company’s survival and to enhance Bion’s potential growth and maximize shareholder value. The review included assessing approaches to optimize the Company’s multiple business opportunities through alternative capital return strategies, potential strategic or financial transactions, and developing strategic initiatives best applicable to each opportunity created by our technology in order to consider all possible paths towards maximizing value creation. No timetable has been established for the conclusion of this review and no decisions related to any further actions or potential strategic alternatives have been made at this time. There can be no assurance that the review will result in any transaction or other strategic change or outcome.

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

Bion’s new leadership team returned the company to its earlier approach, focusing on building an initial ‘flagship’ project to prove the ARS technology and the Gen3Tech platform it supports at full commercial scale. Leadership made this decision after determining that a) a large addressable market for sustainable beef does exist and consumers have demonstrated a ‘willingness to pay’ a premium for sustainable food products; however, since such products cannot be supplied today at scale, it is not a ‘ready’ market and will take time to develop), b) an entrenched industry is never eager for change and it will only occur through enlightened/ proven self-interest, and c) investment capital of the magnitude needed for large scale conversion to sustainable production will first require proof of concept.

Leadership continues to believe, for several reasons, that the best opportunity for the Company to prove its sustainable beef concept is with the Stovall Ranch JV in Montana. In June 2024, Bion formed a strategic relationship with Turk Stovall and Stovall Ranching Companies. Turk Stovall is a fifth-generation Montana cattleman, with an extensive graduate-level education in cattle husbandry and an MBA in agribusiness, and he is the largest custom cattle feeder in Montana. He also has broad experience and relationships with both the U.S. and Montana’s beef industry and important state leaders, resources, and agencies. Bion and Stovall have agreed to establish a JV, to be led by Mr. Stovall, with the goal of developing a 16,000-head sustainable beef project at Stovall’s Yellowstone Cattle Feeders (‘YCF’) location in Shepherd, Montana. While we still plan to implement an ammonia recovery system at Stovall/YCF, we are now actively seeking opportunities to develop projects more quickly.

We have correspondingly devoted most of our resources to the bolt-on business opportunity: using the ARS as a standalone ammonia control solution for others’ biogas production facilities. We are currently focused on existing large-scale livestock facilities with digesters in place, since they have waste streams for which the ARS has been optimized. Further, we are also adding resources to pursue opportunities we believe we have in the larger industrial wastewater sector, where regulatory drivers already exist, and we believe the ARS and its byproducts may give us a competitive advantage over existing solutions. We have no intention of abandoning our opportunities to develop integrated sustainable livestock projects. However, we believe the bolt-on business opportunity has the advantage of requiring substantially less project development capital and could represent a much shorter path to fertilizer production and revenues.

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

Bion is currently in discussions with several potential strategic partners in engineering, renewable energy (biogas/RNG) and clean fuels, organic fertilizer distribution, and others involved in reducing the environmental footprint of biogas and livestock production. With today’s U.S, and global emphasis on decarbonizing energy and the food supply chain, and their impacts on water and air pollution, the sectors have become closely intertwined. They are evolving quickly, and integrated solutions have become increasingly desired, but complex. Bion is now evaluating engineering and construction firms, biogas operators, and others as potential development partners for industrial opportunities. Further, with the recent OMRI Listing for its commercial fertilizer, the Company has initiated discussions with several large U.S. fertilizer manufacturers and distributors that have expressed interest in the product. Bion believes that such relationships could entail a direct investment in Bion, licensing fee, or some other ‘up front’ financial benefit to Bion, although there is no assurance that they will. The Company recently finished data acquisition at Fair Oaks needed to complete an independent engineering report that is critical to demonstrating the technology performance and economics of its ammonia recovery technology to potential strategic partners.

Bion’s new leadership team is strongly committed to Bion’s continuation, its future success, and its shareholders. We have refocused the Company’s efforts to the bolt-on opportunity, to prove the technology at full scale and reach revenues more quickly. We believe this will put us on a more achievable path. Further, this strategy will substantially reduce our need for capital, and we believe that a more reasonable and credible objective will make it easier to raise that capital. We also believe that the recent changes in leadership will lend validation and credibility to Bion and its business plan, making it easier to execute needed strategic alliances and raise capital from potential strategic, institutional, and retail investors.

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

Pursuant to ASC Topic 815 “Derivatives and Hedging” (“Topic 815”), the Company reviews all financial instruments for the existence of features which may require fair value accounting and a related mark-to-market adjustment at each reporting period end. Once determined, the Company assesses these instruments as derivative liabilities. The fair value of these instruments is adjusted to reflect the fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. As of March 31, 2025 and 2024, there are no derivative financial instruments.

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

THREE MONTHS ENDED MARCH 31, 2025 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2024

Revenue

Total revenues were nil for both the three months ended March 31, 2025 and 2024.

General and Administrative

Total general and administrative expenses were $475,000 and $527,000 for the three months ended March 31, 2025 and 2024, respectively.

Salaries and related payroll tax expenses were $92,000 and $148,000 for the three months ended March 31, 2025 and 2024, respectively. Consulting costs were $49,000 and $70,000 for the three months ended March 31, 2025 and 2024, respectively. The $56,000 decrease in salary costs is due to Bill O’Neill resigning, Dominic Bassani passing away and the Company not replacing the position and the retirement of Mark Smith. Investor relations expenses were $27,000 and $106,000 for the three months ended March 31, 2025 and 2024, respectively. Legal costs were nil and nil for the three months ended March 31, 2025 and 2024, respectively.

Stock-based compensation for the three months ended March 31, 2025 and 2024 were $179,000 and $56,000, respectively.

Depreciation

Total depreciation expense was $205 and $331 for the three months ended March 31, 2025 and 2024, respectively.

Research and Development

Total research and development expenses were $6,000 and $6,000 for the three months ended March 31, 2025 and 2024, respectively.

Salaries and related payroll tax expenses were $1,000 and $2,000 for the three months ended March 31, 2025 and 2024, respectively. Consulting costs were nil and nil for the three months ended March 31, 2025 and 2024, respectively.

Loss from Operations

As a result of the factors described above, the loss from operations was $481,000 and $533,000 for the three months ended March 31, 2025 and 2024 respectively.

Other (Income)/Expense

Other expense was $30,000 and $5,000 for the three months ended March 31, 2025 and 2024, respectively.

Interest expense related to deferred compensation, loan payable and convertible notes prior to capitalization was $34,000 and $4,000 for the three months ended March 31, 2025 and 2024, respectively. Interest expense related to warrant modifications was nil and nil for the three months ended March 31, 2025 and 2024, respectively.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was nil and nil for the three months ended March 31, 2025 and 2024, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $511,000 and $538,000 for the three months ended March 31, 2025 and 2024, respectively, and the net loss per basic common share was $.01 and $.01 for the three months ended March 31, 2025 and 2024, respectively.

NINE MONTHS ENDED MARCH 31, 2025 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2024

Revenue

Total revenues were nil for both the nine months ended March 31, 2025 and 2024.

General and Administrative

Total general and administrative expenses were $1,771,000 and $1,829,000 for the nine months ended March 31, 2025 and 2024, respectively.

Salaries and related payroll tax expenses were $278,000 and $475,000 for the nine months ended March 31, 2025 and 2024, respectively. Consulting costs were $138,000 and $425,000 for the nine months ended March 31, 2025 and 2024, respectively. The $197,000 decrease in salary costs is due to Bill O’Neill resigning, Dominic Bassani passing away and the Company not replacing the position and the retirement of Mark Smith. The $287,000 decrease in consulting costs were the result of the company’s efforts to conserve cash. Investor relations expenses were $33,000 and $228,000 for the nine months ended March 31, 2025 and 2024, respectively, and the $195,000 decrease was due to less investor-related activity during the fiscal year in order to conserve cash and a vendor issuing a credit due to the result of an overcharge for services. Legal costs were $1,000 and $15,000 for the nine months ended March 31, 2025 and 2024, respectively.

Stock-based compensation for the nine months ended March 31, 2025 and 2024 were $837,000 and $185,000 respectively.

Depreciation

Total depreciation expense was $695 and $1,251 for the nine months ended March 31, 2025 and 2024, respectively.

Research and Development

Total research and development expenses were $19,000 and $22,000 for the nine months ended March 31, 2025 and 2024, respectively.

Salaries and related payroll tax expenses were $4,000 and $5,000 for the nine months ended March 31, 2025 and 2024, respectively. Consulting costs were nil and $4,000 for the nine months ended March 31, 2025 and 2024, respectively.

Loss from Operations

As a result of the factors described above, the loss from operations was $1,791,000 and $1,852,000 for the nine months ended March 31, 2025 and 2024 respectively.

Other (Income)/Expense

Other expense was $267,000 and $150,000 for the nine months ended March 31, 2025 and 2024, respectively.

Interest expense related to deferred compensation, loan payable and convertible notes prior to capitalization was $90,000 and $49,000 for the nine months ended March 31, 2025 and 2024, respectively. Interest expense related to warrant modifications was $181,000 and $135,000 for the nine months ended March 31, 2025 and 2024, respectively.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was nil and nil for the nine months ended March 31, 2025 and 2024, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $2,057,000 and $2,002,000 for the nine months ended March 31, 2025 and 2024, respectively, and the net loss per basic common share was $.04 and $.04 for the nine months ended March 31, 2025 and 2024, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's condensed consolidated financial statements for the nine months ended March 31, 2025 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2024 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of March 31, 2025, the Company had cash of approximately $5,000. During the nine months ended March 31, 2025, net cash used in operating activities was $677,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance, legal, accounting, consulting and investor relations. Cash expenditures were offset in part by proceeds from financing activities, a total of $636,000 in debt funding. During the nine months ended March 31, 2024, net cash used in operating activities was $755,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance, legal, accounting, consulting and investor relations expenses as well as the purchase of property and equipment. Cash expenditures were offset by proceeds from financing activities, primarily the exercise of warrants and sale of common shares

As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. As stated in multiple places in this report, over the last 3 months the Company has had only very limited success in raising needed funds which lack of success has had material negative effects on the Company and its business. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

During the nine months ended March 31, 2025 and 2024, the Company invested nil and $690,000 in the purchase of property and equipment, respectively. The decrease was due to the Company’s effort to conserve cash.

Financing Activities

During the nine months ended March 31, 2025, the Company received net cash proceeds of $630,000 from notes payable.

As of March 31, 2025, the Company has debt obligations consisting of: a) deferred compensation of $1,080,000, b) convertible notes payable – affiliates of $1,733,000, c) convertible note payable including accrued interest of $816,000 and d) notes payable including accrued interest of $414,000. As of March 31, 2024 the Company had debt obligations of a) deferred compensation of $1,433,000, and b) convertible notes payable – affiliates of $1,711,000 and c) current note payable including accrued interest of $261,000.

Plan of Operations and Outlook

As of March 31, 2025, the Company had cash of approximately $5,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal year 2023 and 2022 (as a whole), the Company faced less difficulty in raising equity funding (but was subject to substantial equity dilution from the larger amounts of equity financing during the periods) than was experienced in the prior 3 years. However, this positive trend did not continue during the last quarter of the 2023 fiscal year and the entirety of fiscal year 2024 (and the first three quarters of 2025 through the date of this report). The Company raised very limited equity funds during such periods to meet some of its immediate needs, and therefore, the Company needs to raise substantial additional funds in the upcoming periods. The Company faced substantial demand for capital and operating expenditures for the fiscal year 2024 that we anticipate will continue (or increase) during the 2025 fiscal year and periods thereafter as it moves toward commercial implementation of its ARS, 3G Tech and development of JVs (including costs associated with additions of personnel to carry out the business activities of the Company) and, therefore, is likely to continue to face significant cash flow management issues due to limited capital resources and working capital constraints which had only begun to be alleviated during 2022 and 2023. As a result, the Company has faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring most of their cash compensation and/or are accepting compensation in the form of securities of the Company and members of the Company's senior management have from time-to-time made loans to the Company in the past and may do so in future periods.

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

The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing JVs and proposed projects will not be sufficient to offset operating and capital costs (for Projects) for a minimum of two to five years. Further, there are no assurances that the Company will ultimately be successful in its efforts to develop and construct its Projects and market its Systems; but it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms. The aggregate effect of these factors raises substantial doubt about the Company’s ability to continue as a going concern.

Year to date ended March 31, 2025 the Company had a loss of $2,057,000 including $837,000 non-cash compensation expenses related to extension of warrants and options.

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

The constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company’s efforts to operate and develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company is able to raise needed funds during the remainder of the current fiscal year (and subsequent periods), of which there is no assurance, management will not need to consider deeper cuts (including additional personnel cuts) and/or curtailment of ongoing activities including research and development activities. The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, and to develop Projects. The Company anticipates that it will seek to raise from $3,000,000 to $10,000,000 or more debt and/or equity through sale of its equity securities (common, preferred and/or hybrid) and/or debt (including convertible) securities, and/or through use of ‘rights’ and/or warrants (new and/or existing) and/or license payments and/or through other means during the next twelve months. Further, Bion will be required to raise $15 million (or more) to fund its initial project, in a combination of debt financing and equity investment. However, as discussed above, there is no assurance, especially in light of the difficulties the Company has experienced in many recent years and the extremely unsettled capital markets that presently exist for small pre-revenue companies like us, that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business and Projects. Ultimately, in the event the Company cannot secure additional financial resources, or complete a strategic transaction in the longer term, the Company may need to curtail or suspend its operational plans or current initiatives, or potentially liquidate its business interests, and investors may lose all or part of their investment.

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

Bion is currently in discussions with several potential strategic partners in engineering, renewable energy (biogas/RNG) and clean fuels, organic fertilizer distribution, and others involved in reducing the environmental footprint of biogas and livestock production. With today’s U.S, and global emphasis on decarbonizing energy and the food supply chain, and their impacts on water and air pollution, the sectors have become closely intertwined. They are evolving quickly, and integrated solutions have become increasingly desired, but complex. Bion is now evaluating engineering and construction firms, biogas operators, and others as potential development partners for industrial opportunities. Further, with the recent OMRI Listing for its commercial fertilizer, the Company has initiated discussions with several large U.S. fertilizer manufacturers and distributors that have expressed interest in the product. Bion believes that such relationships could entail a direct investment in Bion, licensing fee, or some other ‘up front’ financial benefit to Bion, although there is no assurance that they will. The Company recently finished data acquisition at Fair Oaks needed to complete an independent engineering report that is critical to demonstrating the technology performance and economics of its ammonia recovery technology to potential strategic partners.

CONTRACTUAL OBLIGATIONS

The Company entered into an agreement on September 23, 2021, to lease approximately four acres of land near Fair Oaks, Indiana, for the development site of its Initial Project. The original lease ended on December 31, 2024 and the Company is in discussions on a lease extension.

The Company has not made consistent lease payments since October 16, 2023 and has made no payments since October 31, 2024. The Company owes $87,500 in lease payments at March 31, 2025.

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

As is described in the Company’s Financial Statements included herein and discussed above in Management’s Discussion and Analysis, Note C, the Company’s on-going difficulties raising needed funds for its operations/activities over the past 2 years has rendered the Company unable to meet its current creditor obligations on a timely basis. The Company has engaged in discussion/negotiation with its larger creditors (including its largest creditor--- the primary contractor on the Initial Project) but has been unable to reach agreements regarding payments due to the uncertainty as to if, when and how much funding the Company will be able to raise in future periods. As a result, Hamstra Builders, the primary contractor filed a mechanics lien in Indiana (as did its largest sub-contractor, Dilling Group) and other creditors are threatening to commence litigation and/or repossess/remove leased equipment.

On April 16, 2025, the Company was served a summons by Hamstra Builders, Inc. (“Hamstra”) along with three other defendants: Bion Technologies, Inc. (“Biontech”), Bion 3G-1, LLC (“3G-1”), both entities of Bion Environmental Technologies, Inc., and North Prairie Holdings, LLC (‘NPHLLC”) the property lessor. The Hamstra suit is related to the Notice of Intent to file a Mechanic’s Lien, that was filed April 16, 2024, and has been disclosed in our public filings since that date. Bion has retained counsel in Indiana to represent the company in these actions. Hamstra is seeking to recover $1,494,513 in unpaid invoices related to the construction of Bion’s Ammonia Recovery System at Fair Oaks, Indiana. This sum includes $653,915 owed to Dilling Group, Inc., a subcontractor of Hamstra. Dilling filed suit to recover that amount on March 31, 2025, which was disclosed in Bion’s 8-k, dated April 7, 2025.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended March 31, 2025, 159,228 shares of restricted common stock were issued for consulting services valued at $34,500.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: May 15, 2025	By:	/s/ Stephen Craig Scott
Stephen Craig Scott, Chief Executive Officer

