Form 10-K
period 2025-06-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2025-09-29
CIK 875729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: June 30, 2025

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

Registrant’s Telephone Number, including area code: (406) 839-0816

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

The aggregate market value of the approximately 47,000,000 shares of voting stock held by non-affiliates of the Registrant as of June 30, 2025 approximated $8.8 million.  As of August 1, 2025, the Registrant had 57,386,476 shares of common stock issued and 56,682,167 shares of common stock outstanding.

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

i

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

At the end of May 2024, a new core leadership team was installed (see H and I, below) and a short-term funding strategy was implemented (see K, below) while longer term capital solutions were pursued. These efforts are ongoing. Our new leadership team believes the difficulties Bion has faced are outweighed by our recent successes that include the technology demonstration and optimization at our Fair Oaks facility and the initial responses from our fertilizer outreach. This is coupled with strong recent interest in our ammonia control solution from the biogas operators and developers that will be needed to ensure a supply of feedstock for our fertilizer products. These successes coincide with growing trends in sustainable agriculture and clean fuels technology and policy that favor Bion’s business opportunities. Bion leadership believes this confluence of events positions the Company, assuming it aligns with appropriate strategic partners and obtains sufficient financing, to exploit a unique opportunity at the intersection of agriculture, renewable energy, the environment, and consumer demand.

PLEASE NOTE:

A: The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing Projects, JVs and proposed Projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years. Current liabilities were approximately $7.1 million at June 30, 2025 which represents an increase of approximately $1,400,000 from June 30, 2024 (largely due to new debt as well as increased deferred compensation). Similarly, the Company’s cash on hand decreased from approximately $52,000 to approximately $4,400 over the same period. The Company has faced extreme difficulty obtaining needed funding during the entire 2024 fiscal year, which has continued throughout the first nine months of the current fiscal year to date.

B: Previous management believed that the Initial Project had reached the point where it could be appropriately deemed ‘placed in service’ at January 1, 2024. However, discussions with the key technical and engineering personnel involved at the Initial Project during the recently concluded prior fiscal year convinced management that such a characterization was premature as some key modules had not yet been completed and/or fully tested at that date. Additionally, due to some equipment break-downs, the Initial Project was in maintenance mode rather than conducting operations, while the Company awaited required replacement parts and subsequent repairs. This process was slowed by the Company’s ongoing difficulties in raising the funds needed for its activities. The Company’s Board of Directors re-evaluated the classification/status of the Initial Project as part of the Company’s annual review process and determined that the Initial Project should have been ‘placed in service’ at the June 30, 2024, fiscal year end.

Further, after extensive discussion between previous management and the Board, it was determined that the ‘carrying value’ of the Initial Project, as of that date, be reduced to $0 on the Company balance sheet, in order to conform with accepted accounting practices. Bion’s technology demonstration system was always planned as a small scale integrated Gen3Tech beef project. Due to covid-related delays and increased capital constraints, it was decided to move quickly to initially construct Phase 1, which was the standalone ARS at Fair Oaks, in order to demonstrate and optimize the technology. As matters progressed, including cost overruns, management and financial crises, etc., Bion was unable to proceed beyond demonstration at Fair Oaks. It was anticipated that the ARS would ultimately be relocated to another site (potential locations included Ribbonwire Ranch or University of Nebraska-Lincoln) after providing the final design data, where it would be integrated with a small scale Gen3Tech beef facility as originally planned. We recently learned it would not be economically feasible to decommission and disassemble the ARS, then transport, reassemble, and recommission it at another location. Therefore, since the Initial Project is now: i) largely a research & development facility and ii) is located on land subject to a short-term lease, it no longer has commercial value and was written down to $0. As a result, a large ‘one time/non-recurring’ ‘non-cash’ charge of $9,460,425 was taken by the Company, at that date, which charge reduced the Company shareholders’ equity to ($5,808,501) and resulted in a loss of $11,691,115 for the 2024 fiscal year.

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

During early November 2023 the Lender informed the Company verbally that it did not intend to fulfill its obligations pursuant to the Bridge Loan Agreements and since such time the Lender has been in default (“Default”). Titan Partners informed the Company that it would be unable to complete an offering to their customers (or their syndicate member’s customers) without a strategic investor anchor. Further, the Company had limited success raising money with its own shareholders for the same reason. The Default (which is continuing) has created substantial problems for and materially damaged the Company and rendered the Company unable to meet its current creditor obligations on a timely basis. The Company is currently evaluating its rights regarding the Default by the Lender. This situation has contributed to the substantial increase in the Company’s ‘Current Liabilities’, including ‘accounts payable’, over recent periods. See Condensed Consolidated Financial Statements and ‘Management’s Discussion and Analysis’. The Company has engaged in discussion/negotiation with its larger creditors (including its largest creditor--- the primary contractor on the Initial Project) but has been unable to reach agreements regarding payments due to the uncertainty as to if, when and how much funding the Company will be able to raise in future periods. As a result, the Company’s two largest creditors have filed separate lawsuits (see O, below) to recover a total of $1,494,512.72 in unpaid invoices related to the construction of Bion’s Ammonia Recovery System at Fair Oaks, Indiana (and other creditors are threatening to commence litigation and/or repossess/remove leased equipment). Further, as of October 1, 2024, the Company is in default of the terms of the note.

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

E: On January 2, 2024, Bion received a new (continuation) patent that broadened the claims related to its Ammonia Recovery System (ARS) to include industrial and municipal wastewater sources, in addition to animal waste streams that were previously covered. Since that time, Bion has a directed part of its limited resources to understanding and evaluating opportunities to apply its ARS as a ‘standalone’ or ‘bolt-on’ ammonia control solution in these sectors. In such cases, the ARS would be deployed as a standalone ammonia control solution (vs integrated into a Bion Gen3Tech platform) for facilities (both new and existing) that produce biogas from organic waste streams, such as food, food processing, and livestock packing/slaughter. These facilities are subject to EPA-mandated discharge limits that require ammonia control or face other limitations on ammonia/nitrogen in the effluent from biogas production. We believed then, and at this time, that there is a robust opportunity to provide bolt-on ammonia control solutions to others in the industrial and animal waste sectors. During fiscal 2025, we devoted increasing resources to pursuing the bolt-on opportunity in both of these sectors.

F: Effective April 1, 2024, the Company entered into two material definitive agreements regarding voluntary surrender for cancellation of securities of the Company (and related matters) by: a) members of the family of Dominic Bassani, recently deceased former Chief Executive Officer and (with his family) the Company’s largest shareholder (collectively “Bassani Family”), and b) Mark A. Smith, recently retired President of the Company and a director (“MAS”). The Bassani Family and MAS entered into these agreements with the intention of mitigating dilution to shareholders as new, successor management is added to the Company’s management team. The Bassani Family agreed to surrender not less than approximately 20% of its Company holdings (as of December 2023) which surrender would be increased to approximately 30% based on certain financing performances (see Form 8-K dated April 3, 2024, Exhibit 10.1). The Bassani Family Agreement also set forth requirements regarding conversion of convertible notes held by members of the Bassani Family after the security surrender. See Exhibit 10.1 for the material terms of the contemplated transactions. MAS agreed to surrender approximately 30% of his Company holdings (as of December 2023). Immediately upon the effectiveness of the MAS Agreement, he cancelled all Company options held by him (2,425,000, in aggregate) and waived $56,250 of accrued deferred compensation (convertible into 75,000 shares of the Company’s common stock). The MAS Agreement also set forth requirements regarding conversion of convertible notes held by MAS after the security surrender and references the planned retirement of MAS on or before May 15, 2024. See Exhibit 10.2 for the material terms of the contemplated transactions. Subsequently, and effective June 27, 2024, the Board of Directors of the Company agreed to amend the terms of the agreements dated April 1, 2024. The amendments solely extend any dates of certain required conversions and/or exercises (and related promissory note maturity dates and warrant expiration dates), if any, that were earlier than January 15, 2025, to said date. No changes were made regarding any ‘givebacks’ of securities of the Company. On June 30, 2024, the Bassani Family surrendered approximately 20% of its Company holdings (as of December 2023) (See Exhibit 10.1). As previously reported, MAS had previously completed 100% of his ‘give backs’.

On January 18, 2025, under the Bassani Family Agreement described above, Bion cancelled 1,237,500 warrants owned by the Bassani Family. Under the terms of the Agreement, the Bassani Family was required to surrender an additional 5% of their holdings after Bion successfully raised $500,000 in funding. Following the date of the agreement. The warrants had a net exercise cost of $0.1875.

Effective September 15, 2025, pending formal documentation and execution, two affiliates of the Company (Danielle Lominy and Christopher Parlow, family members of the late Dominic Bassani, Bion’s former CEO), and three non-affiliates of the Company (Dominic Bassani’s spouse, Mark A. Smith, previously a Director and President, and Edward Schafer, previously a Director) (referred to hereinafter collectively as ‘Holders’) have each individually agreed to a settlement (“Settlement Agreements”) that will simplify Bion’s capital structure and substantially reduce the number of Fully Diluted Shares. In consideration of the cancellation of various obligations and security instruments held by the Holders, including without limitation deferred compensation, convertible notes, warrants, and options, the Holders (as a whole) will receive, in aggregate, 8,101,746 shares of common stock. If all the instruments they forfeited had been converted or exercised, it could have increased the Company’s shares outstanding by 22,498,405. The transactions represent a net reduction in fully diluted shares of 14,369,659 and an increase in outstanding shares of 8,101,746 (approximately). The shares will be issued by January 15, 2026, or earlier upon the election of the individual Holders. When the formal agreements are executed and ratified by the Board, they will be attached as an exhibit to a Form 8-K.

G: On May 13, 2024, the Board of Directors commenced a Board-led review of potential strategic alternatives to ensure the Company’s survival and to enhance Bion’s potential growth and maximize shareholder value. The review included assessing approaches to optimize the Company’s multiple business opportunities through alternative capital return strategies, potential strategic or financial transactions, and developing strategic initiatives best applicable to each opportunity created by our technology in order to consider all possible paths towards maximizing value creation. No timetable was established for the conclusion of this review and no decisions related to any further actions or potential strategic alternatives have been made at this time. There can be no assurance that the review will result in any transaction or other strategic change or outcome.

H: Effective May 31, 2024, Bion accepted the resignation of Bill O’Neill, both as CEO and Director. Mr. O’Neill had previously informed the Board that he believed he was not being adequately compensated or incentivized, and the job was too difficult. On May 21, 2024, Bion received a letter from Mr. O’Neill that expressed his dissatisfaction with the Board’s refusal to address his demands and stated he was resigning to pursue other opportunities, despite the fact he had not yet completed the last year of a three-year agreement. Bion chose to accept his resignation in the belief the Company needed a change in leadership and approach.

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

J: On June 18, 2024, Bion formed a strategic relationship with Turk Stovall and Stovall Ranching Companies with the goal of developing a 16,000-head sustainable beef project at Stovall’s Yellowstone Cattle Feeders (YCF) location in Shepherd, Montana. The YCF feedyard is a traditional outdoor dirt feedlot that today is permitted to feed up to 25,000 head. Mr. Stovall also agreed to join Bion's Board of Directors and lead a joint venture between Stovall Ranching Companies and Bion to develop the project. The facility was envisioned to produce premium quality Montana beef that we believed would be the 'cleanest', most eco-friendly finished beef in the marketplace. (Note update in P, below)

K: To help alleviate short-term cash needs for continued operations, in August, three affiliates of the Company (Greg Schoener, Interim COO & Director; Turk Stovall, Director (at that time); Bob Weerts, Director) and two shareholders (one of whom is the brother of Greg Schoener) began advancing money to Bion to cover critical payables. They subsequently formed a loan group, BION BLG, LLC (“BLG”), and have continued to provide short-term funding for Bion in a secured promissory note of up to $500,000. Schoener, Weerts, and the two non-affiliate members were also large Bion shareholders, prior to the formation of BLG. As a group, Schoener, Stovall, and Weerts own 60% of BLG, which has a security interest in the Company’s Intellectual Property. The BLG note will bear interest at a rate of 7.5% per annum and the maturity date is April 15, 2025. As of the filing date, BLG has advanced $407,734. The BLG note will convert into Units (shares and/or warrants) in the Company at the terms of a later capital raise, in which Bion crosses the threshold of $3 (three) million in aggregate capital raised (or other source of funding, and other terms as defined in the note). If the Company is unable to complete such funding within six (6) months, it will be in default of the BLG note, which is secured by the Company’s Intellectual Property (“IP” “Collateral”). BLG will share the Collateral on a pro rata basis with investors in a Note with similar terms being offered to previous Bion investors. The BLG note and security agreements contain other terms set forth therein and are included as exhibits to this filing.

Effective May 29, 2025, the Company entered into a Forbearance Agreement with Bion BLG, LLC, extending the maturity date of the BLG Note to July 15, 2025 (See Bion’s Form 8-K, dated April 17, May 30 and July 24, 2025). Under the terms of the Forbearance Agreement, the amounts outstanding under the Note began to bear interest at a rate of 9% per annum.

On July 24, 2025, the Company entered into a Forbearance Agreement with Bion BLG, LLC, (effective July 15, 2025) extending the maturity date of the BLG Note to January 15, 2026 (attached as exhibit). The agreement was ratified by Bion’s Board on July 24, 2025. Under the terms of the Forbearance Agreement, the amounts outstanding under the Note will continue to bear interest at a rate of 9% per annum. Bion agreed to a new formula to determine BLG’s obligation for up to $100,000 in legal costs related to litigation over delinquent payment for construction costs incurred at Bion’s demonstration facility near Fair Oaks, IN (see Bion’s Forms 8-K, dated April 7 and 17, 2025). Bion BLG, LLC, also extended their agreement to share their collateral with investors in the three prior Shareholder Note offerings, with investors participating in a new offering, dated July 25, 2025. Included in the Bassani family agreement was a provision to cancel their remaining 5% obligation under the previous giveback agreement.

L: In November, the Company launched a secured promissory note offering to previous investors/shareholders (and certain others) (Shareholder Notes) with similar terms to the BLG note. Based on feedback from shareholders and registered representatives with which the Company has long standing relationships, management believed at that time that sufficient capital could be raised with this group to 1) continue to cover critical payables to maintain operations that will allow the Company to finish the engineering report and technology demonstration at Fair Oaks, 2) move forward with pre-development work on the Stovall project, 3) continue discussions with potential strategic partners, and 4) position ourselves for the larger offering/ funding that will be required. As of filing date, Bion has raised $611,000     in the Shareholder Note offerings. Further, Bion has changed its focus from pre-development work on the Stovall project, to an initial bolt-on project at an existing facility.

M: In mid-December, Bion completed the ARS data acquisition at Fair Oaks needed to support an engineering report to be prepared in conjunction with Buflovac/ Hebeler Process Solutions, Bion’s R&D engineering firm. Further, during the week ended January 4, 2025, Bion successfully produced samples of its OMRI Listed 10-0-0 liquid nitrogen fertilizer. These samples were quality tested and subsequently sent to several major U.S. fertilizer manufacturers/ distributors that Bion has been in discussions with and that had requested them in order to conduct in-house analysis. A 7-0-0 solution was also produced that was sent to a large West Coast fertilizer distributor that Bion is in discussions with.

N: On April 16, 2025, the Company was served a summons by Hamstra Builders, Inc. (“Hamstra”) along with three other defendants: Bion Technologies, Inc. (“Biontech”), Bion 3G-1, LLC (“3G-1”), both entities of Bion Environmental Technologies, Inc., and North Prairie Holdings, LLC (‘NPHLLC”) the property lessor. The Hamstra suit is related to the Notice of Intent to file a Mechanic’s Lien, that was filed April 16, 2024, and has been disclosed in our public filings since that date. Bion has retained counsel in Indiana to represent the company in these actions. Hamstra is seeking to recover $1,494,513 in unpaid invoices related to the construction of Bion’s Ammonia Recovery System at Fair Oaks, Indiana. This sum includes $653,915 owed to Dilling Group, Inc., a subcontractor of Hamstra. Dilling filed suit to recover that amount on March 31, 2025, which was disclosed in Bion’s 8-k, dated April 7, 2025.

O: In May 2025, Bion secured its first non-binding offtake commitments for its AB10 nitrogen fertilizer. The agreements were with Perfect Blend and Yield RNG, large West Coast organic fertilizer distributors. The agreements are attached as exhibits to Bion’s 8-k, dated May 30, 2025). Bion subsequently executed a similar offtake with a large integrated U.S. agribusiness concern that requested confidentiality. These three initial offtakes represent 250,000 gallons of Bion’s liquid AB10.

P: On May 30, 2025, Bion named Stephen J Posner to its Board of Directors and accepted the resignation of Turk Stovall as a director. Mr. Poser is a long-term Bion shareholder who spent a 50-year career in financial services and capital markets. Mr. Stovall, through his various roles and activities in the cattle business, was exposed to a wide range of potential conflicts of interest. It was mutually agreed that both Bion and Mr. Stovall’s interests would be better served by his focus on Stovall Ranching Companies and Yellowstone Cattle Feeders, while Bion focused on its opportunities independently. At this time, Bion turned its attention solely to its bolt-on opportunity and securing offtake agreements and identifying projects to supply them.

Q: In June, Bion completed and released its Technology-Optimization Report, that details the development and 18-month optimization of the ARS at our demonstration facility in Fair Oaks, Indiana. The optimized ARS demonstrated it is stable and can maintain continuous steady-state operations, reliable, and scalable. The ARS also showed it can achieve its ammonia reduction targets by evaporating one-third less water than was anticipated and modeled. That translates to significantly better economics, including lower fertilizer production costs. The platform is now ready for the final design process of a full-scale commercial system, which is subject to project-specific details, location, and feedstock characteristics.

Summary and Overview

Bion Environmental Technologies, Inc.'s ("Bion," "Company," "We," "Us," or "Our") was incorporated in 1987 in the State of Colorado. Bion’s long term mission has been to make livestock production more sustainable, profitable and transparent. Bion developed its Gen3Tech platform and business model (discussed below) to clean up Concentrated Animal Feeding Operations (CAFOs), or build new state-of-the-art facilities with minimal environmental impacts, that produce premium-branded sustainable meat and dairy products and recover renewable energy, high value organic fertilizers, and clean water. The Gen3Tech is anchored by Bion’s patented Ammonia Recovery System (ARS), which captures and upcycles the problematic ammonia released when biogas/Renewable Natural Gas is produced from manure or other organic waste.

For the last several years, Bion was focused on building new large integrated beef projects that utilize our Gen3Tech, because we believed the beef industry is faced with the most challenges of all the livestock sectors and can benefit the most from the application of Bion’s technology and business strategy. Livestock production and its waste, particularly from CAFOs, is a primary source of excess nutrients, that have been identified as the greatest water quality problem in the U.S. today; CAFOs are also under increasing scrutiny for their impacts on air pollution and soil health. Application of our Gen3Tech can largely mitigate these environmental problems, while simultaneously improving operational/ resource efficiencies by recovering high-value co-products from the CAFOs’ waste stream, including renewable energy and nutrients. These ‘assets’ have traditionally been wasted or underutilized and are the same ‘pollutants’ that today fuel harmful algae blooms, contaminate groundwater, and exacerbate climate change. Bion’s technology captures and upcycles these polluting waste emissions and discharges to produce renewable energy, organic fertilizers, and/or low carbon fertilizers for corn used in the production of clean fuels.

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

The ARS can recover and upcycle ammonia from any organic waste stream. In 2024 our patents were expanded to include organic waste streams from the industrial and municipal wastewater sectors, as described below. For the last year, we have been evaluating those capabilities and economics and the business opportunities they present. During the second half of calendar 2023, the Company completed construction of our Ammonia Recovery System at our commercial scale demonstration facility located near Fair Oaks, Indiana. Through the end of 2023, 2024, and 2025 to date, Bion executed a series of testing protocols designed to optimize the ARS’s performance, prepare for final design of a full-scale commercial system, and support the economic models for sustainable beef production. The ARS has exceeded expectations for performance related to both ammonia recovery and efficiencies.

Based on the expanded capabilities of the ARS, and resulting from our January 2024 patent, the Company’s focus has shifted away from large integrated beef or other livestock projects to standalone ‘bolt-on’ ammonia control solutions for CAFOs and industrial facilities that use anaerobic digestion (“AD”) to produce biogas. Unlike CAFOs that are regulated under a ‘nutrient management plan’, industrial and municipal facilities are ‘point sources’ under the Clean Air and Water Acts. Their emissions and discharges are strictly regulated by US EPA, and they are required to control nutrients in their waste stream discharge. With the January 2024 patent that extended our IP to include these sources, we believe additional (and potentially very robust) opportunities exist (in addition to animal waste) for our ARS as a standalone ‘bolt-on’ ammonia control solution for those facilities that produce biogas from organic waste streams. We also believe that the standalone opportunity, especially if a retrofit of an existing biogas facility, could represent a much shorter project development timeline and path to revenues, compared to a new beef facility We intend to pursue this opportunity with strategic partners with specific expertise and an operating footprint in the biogas/ renewable natural gas (RNG). We are evaluating several such potential partners at this time.

Bion believes these opportunities can create extraordinary value for our shareholders and employees (all of whom own securities in the Company) and both agriculture and clean fuels partners who join us in our ventures and/or utilize our technology. We anticipate pursuing the opportunities created by our patented Ammonia Recovery System (ARS) and the third-generation technology (“Gen3Tech”) it supports, utilizing a joint venture/strategic partner model and/or through sales/licensing transactions. We believe our technology and our strategic partner model will enhance the businesses of those enterprises utilizing our technology, create value for our shareholders, and improve the planet.

Changes in Approach

Through the end of calendar 2022, Bion’s strategy to exploit the beef opportunity was focused on developing an initial sustainable beef project as ‘proof of concept’. At the beginning of 2023, under the guidance of Bill O’Neill, our last CEO, Bion’s strategy shifted to executing multiple letters of intent and agreements for sustainable beef JV projects and moving forward with development of those projects in quick succession. During our 2023 fiscal year, Bion entered into three (3) letters of intent (“LOIs”): a) July 2022 letter of intent to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with the Ribbonwire Ranch (“Ribbonwire LOI”), in Dalhart, Texas (with a provision to expand to 60,000 head) (“Dalhart Project”), b) January 2023 letter of intent to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with the Olson Feeders and TD Angus (“Olson LOI”), near North Platte, Nebraska (with a provision to expand to 45,000 head or more) (“Olson Project”), c) April 2023 letter of intent to develop a large-scale commercial project - a 15,000-head sustainable beef cattle feeding operation together with Dakota Valley Growers (“DVG LOI”) near Bathgate, North Dakota (“DVG Project”). Management at that time believed it would not be difficult to secure participation in our Projects from additional feeders/cattlemen, especially once project financing and offtake agreements for both protein and co-products, were in place. As described above, Mr. O’Neill decided he was unable to accomplish this strategy and departed Bion in May 2024.

Bion’s new leadership team returned the company to its earlier approach, focusing on building an initial ‘flagship’ project to prove the ARS technology and the Gen3Tech platform it supports at full commercial scale. Leadership made this decision after determining that a) a large addressable market for sustainable beef does exist and consumers have demonstrated a ‘willingness to pay’ a premium for sustainable food products; however, since such products cannot be supplied today at scale, it is not a ‘ready’ market and will take time to develop, b) an entrenched industry is never eager for change and it will only occur through enlightened/ proven self-interest, and c) investment capital of the magnitude needed for large scale conversion to sustainable production will first require proof of concept.

New leadership continued to focus on beef, for several reasons, and believed the best opportunity for the Company to prove its sustainable beef concept was with the Stovall Ranch JV in Montana. In June 2024, Bion formed a strategic relationship with Turk Stovall and Stovall Ranching Companies. Turk Stovall is a fifth-generation Montana cattleman, with an extensive graduate-level education in cattle husbandry and an MBA in agribusiness, and he is the largest custom cattle feeder in Montana. He also has broad experience and relationships with both the U.S. and Montana’s beef industry and important state leaders, resources, and agencies. Bion and Stovall agreed to establish a JV, that was to be led by Mr. Stovall, with the goal of developing a 16,000-head sustainable beef project at Stovall’s Yellowstone Cattle Feeders (‘YCF’) location in Shepherd, Montana.

Over the following months, it became apparent to Bion’s leadership that a) Bion did not have the requisite partners or resources needed to develop these large integrated projects, b) that project development timelines would be much longer than anticipated, and c) it was unlikely Bion would be able to raise sufficient capital to execute such a plan. Bion correspondingly pivoted to devote almost all of its resources to the bolt-on business opportunity: using the ARS as a standalone ammonia control solution for others’ biogas production facilities. We are currently focused on existing large-scale livestock facilities with digesters in place, since they have waste streams for which the ARS has been optimized. Further, we have and will continue to add resources to pursue opportunities in the industrial wastewater sector, where regulatory drivers already exist, and we believe the ARS and its byproducts may give us a competitive advantage over existing solutions. We have no intention of abandoning our opportunities to develop integrated sustainable livestock projects, which we believe our technology and business model is best suited for. However, we believe the bolt-on business opportunity has the advantage of requiring substantially less capital and could represent a much shorter path to fertilizer production and revenues.

The Company’s on-going difficulties raising needed funds over the past two years have rendered the Company unable to meet its current creditor obligations on a timely basis. The Company has engaged in discussion/negotiation with its larger creditors (including its largest creditor--- the primary contractor on the Initial Project) but has been unable to reach agreements regarding payments due to the uncertainty as to if, when, and how much funding the Company will be able to raise in future periods. As a result, the primary contractor has filed a mechanics in Indiana and is pursuing action in federal court, and other creditors are threatening to commence or have commenced litigation and/or repossess/remove leased equipment. The Company is behind on its lease payments related to the site of the Initial Project. On September 5, 2024, three members of the BLG met with representatives of two of the largest creditors: the primary contractor and the property lessor. We have resumed payments to certain creditors, whose services the Company requires to continue operations at Fair Oaks, including partial lease payments to the property lessor (and ongoing supplier of digestate). Discussions and ultimate resolution are ongoing and subject to court proceedings (see N, above) and Bion’s ability to raise capital in a timely manner. We have implemented extreme cost savings measures: maintaining only mission-critical operations and funding. These measures will continue until we can execute a larger financing or obtain other sources of capital, such as a potential strategic investor/partner or license agreement.

Bion is currently in discussions with several potential strategic partners in engineering, renewable energy (biogas/RNG) and clean fuels, organic fertilizer distribution, and others involved in reducing the environmental footprint of biogas, agriculture, and livestock production. Bion is now evaluating a number of these as potential development and finance partners for project opportunities. Further, with the recent OMRI Listing for its commercial fertilizer, the Company has initiated discussions with several large U.S. fertilizer manufacturers and distributors that have demonstrated interest in the product. Bion believes that these industry relationships could entail a direct investment in Bion, licensing fee, or some other ‘up front’ financial benefit to Bion, although there is no assurance that they will. The Company recently completed an engineering/ technology optimization report that is critical to demonstrating the technology performance and economics of its ammonia recovery technology to potential strategic partners.

Bion’s new leadership team is strongly committed to Bion’s continuation, its future success, and its shareholders. We have refocused the Company’s efforts to the bolt-on opportunity, to prove the technology at full scale and reach revenues more quickly. We believe this puts us on a more achievable path. Further, this strategy will substantially reduce our need for capital, and we believe that a more reasonable and credible objective will make it easier to raise that capital. We also believe that the recent changes in leadership will lend validation and credibility to Bion and its business plan, making it easier to execute needed strategic alliances and raise capital from potential strategic, institutional, and retail investors.

Renewable Energy/ Clean Fuels Strategic Partner

Bion is currently (and has been) in discussions with several companies related to strategic partnerships in renewable energy – RNG – and fertilizer production. With today’s U.S, and global emphasis on decarbonizing energy and the food supply chain, as well as a growing focus on water, the sectors have become closely intertwined, They are evolving quickly, and integrated solutions have become increasingly complex. While Bion has over 30 years of experience in capturing and recycling nutrients, the Company needs to build on its own abilities by affiliating with strategic partners to fully understand the overlapping opportunities in the two spaces, and how to exploit them to their fullest potential. Bion is now evaluating both European and U.S. renewable energy developers, operators, and investors to determine the best fit for moving forward with AD/RNG development, both here and in the EU, as well as development partners in industrial opportunities. After its IP was extended to industrial and municipal waste streams in January 2024, Bion announced its intention to establish strategic partnerships and to market the ARS as a standalone ’bolt-on’ ammonia control solution for anaerobic digestion (“AD”) of both animal manure waste (non-Bion livestock waste treatment facilities), as well as industrial wastewater, both in the U.S. and in Europe (See Standalone Opportunity below).

Bion is now focused primarily on: i) operation and production of fertilizer samples at the Initial Project, our commercial-scale ARS installation at Fair Oaks, IN, ii) identifying biogas/ clean fuels partners for both livestock and industrial projects, iii) developing applications and markets for its low carbon and organic fertilizer products (including life-cycle analysis (LCA) to determine Carbon Intensity (CI) Score for both liquid and solid products, and organic listings/certifications for multiple liquid products), iv) exploring opportunities related to stand-alone ARS markets, (v), discussions regarding initiation and development of agreements and joint ventures (“JVs” as discussed herein), and vi) ongoing R&D activities. Each of the initiatives/activities mentioned above are subject to resolution of the financial constraints facing the Company that are described in multiple places in this document.

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

In June 2025, Bion completed and released its Technology-Optimization Report, that details the development and 18-month optimization of the ARS at our demonstration facility in Fair Oaks, Indiana. The optimized ARS demonstrated it is stable and can maintain continuous steady-state operations, reliable, and scalable. The ARS also showed it can achieve its ammonia reduction targets by evaporating one-third less water than was anticipated and modeled. That translates to significantly better economics, including lower fertilizer production costs. The platform is now ready for the final design process of a full-scale commercial system, which is subject to project-specific details, location, and feedstock characteristics.

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

Operating results at the Initial Project demonstrate ARS performance exceeds initial expectations for ammonia recovery and related economics. The Company has achieved multiple key technical objectives in the optimization of the ARS, which will support the final design process for full-scale systems. The ARS has achieved and maintained controlled operations under a variety of conditions, producing both liquid and crystal ammonium carbonate/bicarbonate, Bion’s commercial nitrogen fertilizer products. Bion has optimized the ARS’s operating parameters and has demonstrated that it meets and/or exceeds the results needed for Bion’s economic models for large-scale commercial projects.

Bion received an OMRI (Organic Materials Review Institute) Listing on its first commercial nitrogen fertilizer product, a 10-0-0 ammonium bicarbonate solution, in August 2024, which provides assurance to organic growers and their certifiers that the fertilizer can be used in organic production. Fertilizers that can be used in organic production command substantially higher prices than synthetic (chemically-produced) commercial fertilizers, such as urea. Bion will initially focus on several markets for its OMRI Listed fertilizers, including production of high-value specialty crop fruits & vegetables, organic row crops, such as corn, and hydroponic, aeroponic, and greenhouse applications. Bion also expects demand in regions where nitrogen inputs are required to maximize the benefits of cover crops and is also evaluating opportunities in regenerative practices. Bion is also evaluating non-agriculture markets, including retail home lawn and garden, golf courses, city parks, schools, and youth sports fields, which are all experiencing trends to natural and safe products. At this time, Bion intends to continue producing fertilizer products at the Initial Project to support testing and life-cycle analysis, product trials, and ongoing organic and low-carbon fertilizer initiatives. Bion has produced and will continue to produce a solid/granular nitrogen fertilizer product at the Initial Project which we believe will be both ‘Climate-Smart’ and ‘Water-Smart’ – a pure nitrogen fertilizer with a low carbon footprint, that is water soluble and readily available to plants.

Final economic and energy efficiency models will be validated during the final design process. The Company has prepared an evaluation and technology optimization report on the ARS and its economics, under guidance from Buflovak. We believe this data will also provide potential stakeholders, including a) livestock producers, b) biogas and clean fuels developers and producers, c) operators of industrial and/or municipal facilities utilizing ADs and d) financial institutions with the information they need to proceed with confidence in collaborating with Bion on projects. Each of the initiatives/activities referenced above are subject to resolution of the financial constraints facing the Company that are described in multiple places in this document.

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

Bion’s Gen3Tech platform utilizes anaerobic digestion (“AD”), customized to maximize both recovery of biogas (methane) and ammonia nitrogen from the waste stream. At sufficient scale, methane produced from AD can be cost-effectively conditioned/cleaned, compressed and injected into a pipeline or used onsite, depending on project needs and economics. The US Renewable Fuel Standard (“RFS”) program and state programs, like the LCFS in California and elsewhere, provide ongoing renewable energy credits for the production of biogas and its subsequent use as a renewable fuel. The CO2 recovered in the gas cleaning process will be recycled for use in the production of organic fertilizer products along with the ammonia-rich digestate, instead of venting it to atmosphere. Gen3Tech facilities can also generate photovoltaic (solar) electricity from modules placed on the roofs of the barns (approximately 12 acres of rooftop per 15,000 head of cattle module) to supply onsite needs and/or export to the grid, depending on project requirements. Additional renewable energy-related credit programs are being developed that Bion believes will impact these revenues, including a Carbon Intensity (CI) score that measures the amount of carbon produced per unit of energy produced.

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

The Company’s low concentration ammonium bicarbonate liquid product successfully completed its Organic Materials Review Institute (“OMRI”) application and review process with listing approval during May 2020. In March 2024, Bion applied for an OMRI (Organic Materials Review Institute) Listing on its first commercial nitrogen fertilizer product, a 10-0-0 ammonium bicarbonate solution. Bion was granted the Listing in August, which provides assurance to organic growers and their certifiers that the fertilizer can be used in organic production. Ammonium bicarbonate, manufactured using thermal and mechanical processes, has a long history of use as a fertilizer. Fertilizers that can be used in organic production command substantially higher prices than synthetic (chemically-produced) commercial fertilizers, such as urea. Based on preliminary market surveys to date, we believe that existing competing organic fertilizer products are being sold presently at price points significantly greater than Bion’s projected cost and projected pricing. Bion will initially focus on several markets for its OMRI Listed fertilizers, including production of high-value specialty crop fruits & vegetables, organic row crops, and hydroponic, aeroponic, and greenhouse applications. Bion also expects demand in regions where nitrogen inputs are required to maximize the benefits of cover crops that store carbon and improve soil and microbial health. Further, Bion is also evaluating opportunities in regenerative practices that include fertilized pastures to graze cattle. We also believe that livestock products from animals raised with feed grains grown using Bion’s organic ammonium bicarbonate fertilizer products (and that otherwise qualify) will receive organic approvals. Bion is also evaluating non-agriculture markets, including retail home lawn and garden, golf courses, city parks, schools, and youth sports fields, which are all experiencing trends to natural and safe products.

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

Applications for our first solid form of concentrated ammonia, soluble nitrogen fertilizer product line were filed with OMRI (filed during May 2021) and CDFA (filed during May 2022) without success, to date. After an extended review processes (which was largely opaque), the OMRI application proceeded through multiple stages without receiving a positive result. The Company’s solid product line is novel (in the context of organic certification) in part due to the fact that no formal listing category currently in the organic space for a solid form of concentrated ammonia, soluble nitrogen fertilizers and there is no clear guidance at present from internal policy manuals on how to categorize this product and the process that produces it. There is also no clear guidance at present from either the NOP or the National Organic Standards Board (“NOSB”) (which is currently involved in a related review and recommendations process regarding ‘high nitrogen liquid fertilizers’ derived from ammonia from manure). The Company and its representatives, along with a number of other organic fertilizer stakeholders, are involved in discussions regarding resolution of these matters at all three levels. The Company intends to continue efforts to obtain listing/certification for its solid nitrogen fertilizer line over the course of this fiscal year. The overarching standard of organic production, per NOP guidelines, is that a “product shall have been produced and handled without the use of synthetic chemicals…” That is rule Number One. At NOP, the term "synthetic" means “a substance that is formulated or manufactured by a chemical process or by a process that chemically changes a substance extracted from naturally occurring plant, animal, or mineral sources, except that such term shall not apply to substances created by naturally occurring biological processes.” In evaluating and approving Bion’s liquid ammonia for OMRI listing, Bion’s patented ammonia recovery system was not deemed synthetic. That is an important distinction for future Bion product filings based upon the same patented process.

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

Irrespective of an organic certification, Bion will endeavor to demonstrate the substantially lower carbon footprint of its fertilizer, compared to a synthetic urea product. This will require working with industry and academic entities to develop appropriate metrics and produce an independent ‘life cycle assessment’ (LCA) for Bion’s ammonium nitrogen fertilizer product, which can be compared to conventional nitrogen fertilizer products, like urea. Because Bion’s ARS recovers both nitrogen and CO2 from the waste stream (including using CO2 usually vented to the atmosphere as a stabilizing agent), it creates added carbon offsets compared to natural gas utilized as feedstock in chemical ammonia production, which reduction will be reflected in the LCA. This LCA will assess environmental impacts associated with fertilizer production in support of the beef cattle supply chain for both the existing conventional approach (primarily fossil fuel-based Haber-Bosch production methods) and the largely decarbonized Bion production approach. We believe a series of coincident, yet significant LCA benefits accrue from Bion’s patented fertilizer production approach that will lead to a very low carbon footprint. Further, Bion believes that current evaluations of the carbon impact from feedlot operations materially underestimate the negative impacts because existing models do not properly include significant ‘downstream’ carbon impacts of required energy intensive wastewater treatment for re-deposited ammonia nitrogen. The Company believes there is a significant ‘Climate Smart’ opportunity for our fertilizer products, such an LCA can be completed (based in part on data from the Initial Project) and support marketing efforts well prior to operational dates for the Company’s initial large-scale JV projects. Bion has conducted a preliminary LCA – while it is not considered ‘independent’, it used the internationally-accepted GREET model – and it demonstrates our ammonium bicarbonate has a dramatically lower carbon footprint that is 96 percent less compared to the urea baseline.

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

Initial Project

The Initial Project is our commercial-scale Ammonia Recovery System that was designed to demonstrate and optimize our core technology in preparation for development of a full-scale commercial project. During September 2021, Bion entered into a lease for the development site of the Initial Project, located on approximately four (4) acres of leased land near Fair Oaks, Indiana, and a related agreement regarding disposal of manure effluent with the Curtis Creek Dairy unit of Fair Oaks Farms (“FOF”). Design and pre-development work commenced during August 2021 and construction was largely completed in September 2023, several months behind schedule. The facility utilizes effluent from the anaerobic digesters that process the waste from the dairy. The ARS demonstration facility has exceeded expectations for both treatment performance and economic efficiencies.

Although envisioned as a small commercial facility, due to several constraints previously described, the project was not developed at economic commercial scale or with an expectation of profitability. The facility is large enough to demonstrate engineering capabilities of Bion’s ARS at commercial scale, but small enough that it could be constructed and commissioned relatively quickly. It was designed so that successful installation, commissioning, and operations could demonstrate scalability, determine operating parameters at scale, and provide ongoing production and engineering capabilities, all being critical steps that must be accomplished before developing large projects with JV partners. The Initial Project produced a 10-0-0 commercial nitrogen liquid fertilizer that received an OMRI Listing as described above.

Originally, construction and onsite assembly operations were targeted to commence sometime late in 2022, however, supply chain backlogs (many pandemic associated) delayed delivery dates for core modules of the Bion system to the site until during January 2023. Construction has been substantially completed related to Phase 1 of the Initial Project, shakedown and optimization completed, and the operation is now focused on final optimization of operation parameters for final design of full-scale systems. See Note 3 “Property and Equipment”.

Upon completing the Initial Project’s mission—only final design of the first commercial project remains—the Company will determine whether to continue to operate it at that location or relocate the core modules to an alternative permanent location. The Company has engaged in discussion with the University of Nebraska-Lincoln to jointly develop an integrated beef facility based on Bion’s Gen3Tech and business model at its Klosterman Feedyard Innovation Center (“KFIC”) (or other mutually agreed upon location) which facility would include innovative barns, an anaerobic digester and a Bion ARS system to conduct ongoing research and development related thereto and the KFIC is a possible site for the long-term re-location of the core modules. This venture, if it moves forward, is anticipated to include joint preparation of applications for grants and other funding from the USDA (‘climate smart’ program, rural development, etc.) and other sources. The Company will also evaluate re-locating the core module of the Initial Project to Dalhart, Texas, where it might be integrated into the first phases of the Dalhart Project and/or to other locations.

Business Opportunities

Bion’s core ARS technology and the Gen3Tech platform and business model it supports, create three distinct, but related, opportunities for Bion and its strategic partners to exploit: 1) standalone ammonia control for industrial or livestock waste biogas production, and 2) retrofit of existing CAFOs to mitigate environmental impacts, 3) the transition to sustainable and sustainable-organic beef. Bion leadership believes the sustainable beef opportunity is still developing, but that our solution is unique at this time. We have determined that the ARS has many applications in the industrial sector. Early indications are that there will be a ‘sweet spot’ (a combination of source, concentration, and solids content) where the ARS can provide cost-effective solutions, especially for food waste and food processing waste, including livestock packing/ slaughter waste, which waste stream is quite similar to manure waste. While the retrofit opportunity will require policy change, when cleanup of the $175B livestock industry is mandated, it represents an opportunity for Bion and others that is very large.

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

A)

INDUSTRIAL WASTEWATER represents our best opportunity in the US, because these types of facilities are already regulated by point source water discharge standards. AD is now used at more than 1,269 water resource recovery facilities in the U.S., with another 102 stand-alone systems that digest food waste. The American Biogas Council estimates that there are an additional 8,600 sites with development potential. Germany, by comparison, has almost 10,000 operating AD sites, indicating the potential for substantial growth in biogas production here in the U.S.

In an industrial application, ammonia control is an anticipated cost – Bion anticipates it could be paid a tolling fee to remove the ammonia nitrogen from the discharge stream. As a service provider, Bion will need to be the ‘low-cost solution’ compared to other ammonia removal technologies, although higher treatment costs could be mitigated by byproduct values as described below. This is a new application of our technology, in a sector that is evolving quickly with the increasing focus in the U.S. on biogas production from organic waste. With our expertise and experience limited to animal waste, it is critical that we identify a strategic partner in this space as soon as possible.

Bion’s technical and economic advantage in this space is our ammonium bicarbonate fertilizer and our operational expertise. Technology competitors, such as ammonia stripping, may not produce a salable product at the end of their treatment process (stripping mostly releases nitrogen gas to the atmosphere). In the organic fertilizer markets, our competitors are also able to capture ammonia, but not stabilize it inexpensively, leading to higher production costs than we anticipate. In the low-carbon fertilizer space, our low net cost due to the tolling fee may offset the lower production costs we anticipate for large scale green ammonia projects we might compete with. As a result of this ‘double dip’ (being paid both to remove the ammonia, then to sell it as a fertilizer), we think this space should be a good fit for Bion.

We believe food waste, food and beverage processing waste, and meat and poultry slaughter/processing waste may be the best fit for our technology. Their wastewater streams are concentrated, relatively consistent, and have similar characteristics to the animal waste stream our technology was developed to treat. Municipal wastewater treatment is much more complex, owing to the wide variety of components/ contaminants in the waste stream, including PFAS (dissolved from plastics), siloxane (chemical material from makeup and other personal products), pharmaceuticals, etc. Bion would need to conduct extensive pilots and trials prior to entering the municipal space. Again, a strategic engineering partner with municipal experience will be critical to success in this space if we decide to pursue it.

B)

ANIMAL WASTE. According to the American Biogas Council there are more than 473 animal waste digesters operating in the U.S. today, most on dairy operations. The American Biogas Council and USDA’s AgSTAR program estimate more than 8,000 additional sites with development potential. Bion’s ARS was designed specifically for this purpose: control ammonia from livestock waste and produce the highest value byproducts with it.

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

Sustainable Beef

Bion believes there is an evolving opportunity to provide sustainable production solutions to the cattle feeding industry. We believe we were too ‘early’ in our efforts to establish integrated sustainable beef projects, but that the beef industry represents the ‘best use’ of Bion’s system capabilities and attributes. The beef industry today faces a wide range of challenges, from a fragmented commodity-producing industry with narrow margins to antiquated and inefficient production practices that start with outdoor feedyards. Beef production and consumption is a primary target of the global ‘anti-meat’ messaging campaign from consumer, investor, and environmental advocacy groups (and the industry’s competitors in the alternative plant-based and cellular protein spaces). Bion believes there is an opportunity to produce truly sustainable beef, certified by USDA, with dramatic, third-party verified reductions in the negative environmental effects by mitigating nutrient, greenhouse gas, and other environmental impacts. To accomplish Bion’s goal, we will have to partner with producers and other technology companies who provide solutions for different links of the beef value chain. A joint venture/strategic partner-focused business model will be needed to deliver a premium sustainable product to the consumer and increased profitability up and down the supply chain.

At present, there is essentially no traceable and verifiable ‘sustainable beef’ available to the US market, except for niche products. In response to consumer demand for transparency and sustainability, Bion expects the meat industry in general, and beef specifically, to evolve towards using new technologies to deliver these attributes. While we anticipate a faster adoption of tracking, verification and sustainability technologies in other perishable food categories, like produce and dairy due to their shorter product cycles (and related harvest and production techniques), meat industry leaders have also announced their willingness to move forward with initiatives in this area. Many companies have announced ‘sustainability’ initiatives, but most appear to consist largely of ‘greenwashing’ marketing commitments rather than substantive undertakings at this date. Bion believes that substantial unmet demand currently exists – potentially very large – for ‘real’ meat/dairy/egg products that offer the verifiable/believable sustainability consumers seek, but with the taste and texture they have come to expect from American beef and pork, dairy and poultry. Numerous studies demonstrate the U.S. consumers’ preferences for sustainability and their ‘willingness to pay’ (WTP).

To Bion’s knowledge, there is no comprehensive treatment solution for beef manure waste other than our Gen3Tech Platform. Further, Bion’s business model, which addresses the entire supply chain, creates additional opportunities to improve on both environmental impacts and production efficiencies. Bion has 30 years of experience in livestock waste management. We believe we have a significant advantage as the $66 billion U.S. beef industry contends with its environmental impacts, inherent inefficiencies, and a changing consumer demographic.

Bion‘s sustainable beef business model, based on our Gen3Tech platform, can develop and operate large scale facilities that: a) utilize custom designed barns (which enable a more controlled and monitored husbandry environment) and photovoltaic solar electricity generation utilizing the rooftops (where climate conditions permit), b) with continual manure transfer to anaerobic digesters (“ADs”), c) which produce RNG and related environmental revenues, and d) then channel the AD waste (including CO2 recovered from the RNG processing/cleanup) through a series of patented technologies to refine the waste into its various components. The diagram below depicts a simplified facility schematic/flow chart:

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

Additionally, in arid climates, such as California, airborne ammonia emissions from livestock manure contribute to air pollution as a precursor to PM2.5 formation, small inhalable particulate matter that is a regulated air pollutant with significant public health risks. Whether airborne or dissolved in water, ammonia can only be cost-effectively controlled and treated at the source-- before it has a chance to escape into the environment where it becomes extremely expensive to ‘chase’, capture and treat. While not regulated yet, there have been ongoing discussions between the US EPA and the California Air Resources Board (CARB) about what potential ammonia regulations might encompass. However, as above, California is moving forward with changes to how it deals with nitrates.

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

Policy Change is Coming

Bion believes that policy change is coming; we continue to work with an array of stakeholders, including national representatives of the livestock industry, to support establishing new market driven strategies to allow the private sector, including the livestock industry, to provide low-cost large-scale verifiable solutions to our Nation’s clean water challenges. There are many states that face livestock waste-related pollution issues, and they will be forced to adopt new strategies, as well. In the face of a growing problem that will only be exacerbated by climate change, it will be necessary to go beyond status quo solutions or risk losing the ecosystems that comprise many of our watersheds and estuaries.

When regulation or competitively-bid markets for nutrient reductions (and/or other forms of payment for ecosystem services that will allow us to monetize environmental benefits) become fully established, Bion anticipates a robust opportunity to use its Gen3Tech-based platforms to retrofit both existing CAFOs and equip new large-scale livestock facilities (“Projects”) which will generate the supplemental revenue needed to profitably afford technology implementation from sales of verified nutrient reduction credits.

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

Bion spent many years pursuing these opportunities in Pennsylvania, including developing and demonstrating its technology as part of the efforts to clean up the Chesapeake Bay Watershed. Bion’s activities in PA commenced with the Kreider 1 2G Tech dairy system in the Chesapeake Bay watershed in 2008. This retrofit installation was designed and intended primarily to reduce nitrogen and phosphorus releases and ammonia emissions from the dairy waste streams to generate tradable nutrient reduction credits as part of a nutrient credit trading program through the PA Department of Environmental Protection (‘PADEP’). While this project was not a commercial success (due to PA’s failure to implement a viable long-term credit trading market), it demonstrated that Bion’s manure treatment technology can generate low-cost verified credits and provided the basis of a 2013 PA Legislative Budget and Finance Committee report (updated in 2018) that supports the use of manure technologies to provide low-cost alternatives to meet Bay mandates. For more information on Bion’s activities related to Pennsylvania and the Chesapeake Bay, please see Bion’s Form 10-K, for the year ended June 30, 2024. (and prior years).

Going Concern:

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss of $2,380,000 and $11,691,000 for the years ended June 30, 2025, and 2024, respectively. At June 30, 2025, the Company has a working deficit and a stockholders’ equity of approximately $7,135,000 and $7,097,000, respectively. During the year ended June 30, 2024, a one time, non-recurring, non-cash charge of $9,460,425 was incurred by the Company at in connection with a write-down of the capitalized carrying value of the Initial Project (at Fair Oaks, Indiana) because the Initial Project is: i) largely a research & development facility and ii) is located on land subject to a short term lease. This charge reduced the Company shareholders’ equity to ($5,809,000) and resulted in a loss of $11,691,115 for the 2024 fiscal year. The Company’s lack of revenue and/or operating profits, together with the low likelihood of generating positive cash flow and/or net income during the next 12-24 months, raise substantial doubt about the Company’s ability to continue as a going concern.

For more detail regarding Going Concern, including Management’s Plans, see Note 1 of Notes to Financial Statements below.

PRINCIPAL PRODUCTS AND SERVICES

The Company’s focus is on implementing its Gen3Tech in JVs (as described above). Therefore, the category ‘PRINCIPAL PRODUCTS AND SERVICES’ is not applicable for the Company’s business. While the Company may implement some ARS or Gen3Tech systems on a contractual basis, and may, in the future, license or otherwise deploy our ARS as a standalone ammonia control solution, at this time our business does not involve the sale of our systems (or equipment) or long term direct operations/management of our systems (or equipment).

CORPORATE BACKGROUND

The Company is a Colorado corporation organized on December 31, 1987. Our principal executive offices are located in the home offices of our senior executives. Our primary administrative office is now located at the residence of our Office Manager at 9 East Park Court, Old Bethpage, New York 11804, at which location most of the Company’s physical records and central computer reside. Our primary telephone number is 406-839-0816. We have no additional offices at this time as all employees and primary consultants work from their home offices.

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

Although we have been conducting business since 1989, we determined that we needed to redefine how we could best utilize our technology during 2003 and again in 2015.  From 2003 through early 2008, we primarily worked on technology improvements and applications and in furtherance of our business model of Integrated Project development.  During 2008 we re-commenced pursuing active commercial transactions involving installation of our 2G Tech for CAFO waste treatment and related environmental remediation and initiation of pre-development modeling and pre-development work to prepare for our initial Integrated Projects. Commencing during 2015, the Company focused its efforts largely on the development of our Gen3Tech platform which was largely completed during 2021. We are now focused on development of JVs and Projects based on implementation of our Gen3Tech and ARS platforms (and business model) in the industry segments discussed above.

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

From 2009 (when development of our Gen3Tech platform began) through 2021, Bion actively pursued business opportunities in three broad areas 1) Bion systems to retrofit of existing CAFO’s (some of which may  generate verified nutrient credits and revenues from the production of renewable energy and byproducts) (“Retrofits”), and 2) development of new state-of-the-art large scale waste treatment facilities, potentially in conjunction with new CAFOs developed in strategic locations that were not previously possible due to environmental constraints in strategic locations (“Projects”) (some of these may be “closed loop’ Integrated Projects that were not previously possible due to environmental constraints as described below), and 3) licensing and/or joint venturing of Bion’s technology (primarily) outside North America. Bion believes it may have an opportunity in the future to pursue JVs related to these opportunities within the United States and internationally based on our Gen3Tech as described above.

A significant focus during this period was the development of Kreider 1 and advocating for private sector solutions to the Chesapeake Bay nutrient problems, as described above. Significant time and resources were expended by the Company in pursuit of this opportunity; however, due to opposition from the entrenched clean water status quo, Bion determined that the credit market would not develop on a timeline that was feasible for Bion. Bion PA1, the Company’s wholly-owned subsidiary that was established to pursue the Kreider/PA/Chesapeake Bay Opportunity, was dissolved on December 29, 2021. For more information regarding the history and background of PA1, please review our Form 10-K Annual Reports for the years from 2008 through 2023, including the Notes to the Financial Statements included therein.

From 2021 to present, Bion has focused on implementing our technology in the beef cattle industry and standalone solutions for other animal waste or industrial facilities where biogas is produced, as described above. These efforts have included technology development, including a pilot facility followed by our demonstration facility, patent filings, organic initiatives, and adding to our staff and advisory group.

COMPETITION:

There are a significant number of potential competitors in the industries in which Bion is working, including livestock and industrial waste treatment, renewable energy production, and fertilizer manufacturing.

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

There is a growing industry associated with the production of fertilizer products produced from nutrients captured in CAFO manure and other organic waste streams. Several technology firms, including Bion, have discovered how to generate nonsynthetic products which are certified for organic production, which enables a higher valuation. Bion and its competitors are working hard to improve the production efficiency of these products while establishing markets and reducing production costs. Bion, as documented in its patents, has invented a non-synthetic process to produce ammonium nitrogen fertilizer in solid and liquid forms. To our understanding, no other manure nutrient technology firm has figured out a way to match our development of a solid ammonium nitrogen fertilizer.

Competition is growing in the space to produce renewable energy generation from livestock waste, predominantly from the growth in anaerobic digestion (AD) projects designed to generate revenues from captured energy and reduced carbon footprints. AD projects have been primarily associated with the dairy sector as the manure is mostly already captured and therefore there are minimal infrastructure projects required to add on AD technology. AD projects have begun to expand to other sectors, including beef, swine, and poultry. We intend to evaluate the use of our technology as a ‘bolt-on’ behind livestock ADs. Therefore, such ‘competitors’ may be turned into customers for Bion.

There is a tremendous amount of competition in the space to provide renewable energy generation from industrial and municipal waste streams. Bion is focused on the evolving opportunities to provide ammonia control for these projects, especially food waste and food and beverage processing waste, including slaughter waste. As above, as a bolt-on ammonia control solution that is unique and presents a strong value proposition to the biogas operator, we believe our competitors will become customers.

Our ability to compete is dependent upon favorable regulatory conditions, our ability to obtain required approvals and permits from regulatory and other authorities and upon our ability to introduce and market our Systems in the appropriate industry and geographic segments.

There are many companies that are already selling products to satisfy demand in the sectors of these markets we are trying to enter, although none have been able to produce these products at large scale.  Many of these companies have established marketing and sales organizations and customer commitments, are supporting their products with advertising, sometimes on a national basis, and have developed brand name recognition and customer loyalty in many cases. Bion intends to form strategic partnerships with large players to aid in market penetration.

Because Bion systems offer a unique and meaningful value proposition, it has the ability to be competitive in each of the spaces it intends to exploit its opportunities.

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

We are also the sole owner of, or possess the contractual right to acquire exclusive patent rights to, a pending United States provisional patent application, a pending United States utility patent application and three international applications as set forth below:

United States Currently Pending:

(1)	63/512,361 (provisional): Methods For Recovering Ammonium Compounds From A Waste Stream; Dominic Bassani & Steve Pagano. (Exp 7/10/2026)

(2)	17/589,037: Process to Recover Ammonium Bicarbonate from Wastewater; Dominic Bassani, Steve Pagano, Morton Orentlicher & Mark M. Simon.

International Applications Currently Pending:

(1)	EP 18943551.4: Process to recover ammonium bicarbonate from wastewater; Dominic Bassani, Steve Pagano, Morton Orentlicher & Mark M. Simon.

(2)	CA3123802A1: Process to recover ammonium bicarbonate from wastewater; Dominic Bassani, Steve Pagano, Morton Orentlicher & Mark M. Simon.

(3)	MX/a/2021/007358: Process to recover ammonium bicarbonate from wastewater; Dominic Bassani, Steve Pagano, Morton Orentlicher & Mark M. Simon.

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

RESEARCH AND DEVELOPMENT

Current research and development work is focused on ongoing improvement of our ARS (the initial version of which is ready for implementation in an appropriate Project) and Gen3Tech, with emphasis on increased recovery of valuable co-products (including nutrients in organic and/or non-organic forms, production of renewable energy, with related renewable energy and/or environmental credits). Bion believes its Gen3Tech will produce significantly greater value from the CAFO waste stream through the recovery of a concentrated natural nitrogen fertilizer and pipeline-quality natural gas. Bion is focused on development of a fourth generation ARS to provide standalone ammonia control solutions at facilities that recover biogas from organic waste streams. The 4G system will enjoy dramatically lower costs, both in capex and opex.

During the years ended June 30, 2025, and June 30, 2024, respectively, we expended approximately $22,000 and $23,000. (excluding non-cash stock-based compensation) on research and development activities related to our technology platform applications in support of large-scale, economically and environmentally sustainable Projects and Retrofits. Since the 2018 fiscal year, Bion’s research and development has been primarily focused on development work to complete and further refine development of our Gen3Tech which will have the capacity to process dry, poultry CAFO waste streams in addition to wet dairy/beef/swine CAFO waste streams and increase our ability to recover marketable by-products from the waste stream remediation including renewable natural gas and nitrogen products (organic and non-organic). Some work has also involved modifying and adding unit processes to our Gen3Tech platform with the objective of reducing capital costs and operating costs, while generating commercial equivalent by-products (and therefore, potential revenue streams) and significantly increasing environmental efficiency. As a result of these efforts (including their continuation during the current period), Bion made new (and supplemental) patent filing(s) during the 2019-2021 fiscal years related to our ARS. The Company anticipates completion of its pilot system and pre-commercial testing for its ARS by end of the current calendar year to support design finalization for our initial Gen3Tech systems. Our technology focus is to separate and aggregate the various “assets” in the waste stream and then to re-assemble them to maximize their economic value.

Our current research and development efforts have been focused on developments that will minimize water removal requirements, thereby significantly reducing the associated energy costs of operating the ARS. In addition, current efforts are focused on fertilizer and soil amendment products (organic and inorganic), water reuse, environmental and reduction credits (including but not limited to nutrient, carbon, sediment, water and pathogen reduction) while reducing capital costs and operating costs. Bion continues to focus on “normalizing” its technology platform for use on multiple species. This effort has required significant work and resource allocation on research regarding balancing the activities of each unit process so that its output enables the subsequent unit processes to maximize efficiency and discharge to the subsequent unit process in order to produce a feedstock cost effectively. The by-products of this series of unit processes (which include certain Bion proprietary elements) are then “reassembled” into products to maximize their economic value. To date, research and development results have supported our objectives.

Environmental Protection/Regulation and Public Policy

In regards to Retrofits and development of Projects, we will be subject to extensive environmental (and other) regulations related to CAFO's, biofuel production and end product (e.g. fertilizer) producers.  To the extent that we are a provider of systems and services to others that result in the reduction of pollution, we are not under direct enforcement or regulatory pressure.  However, we are involved in the business of CAFO and industrial waste treatment and are impacted by environmental regulations in at least four different ways:

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

EMPLOYEES

As of September 1, 2025, we had five employees and primary consultants, all of whom are performing services for the Company on a full-time basis. The Company utilizes other consultants and professionals on an ‘as needed’ basis. Our future success depends in significant part on the continued service of our key personnel and the ability to hire additional qualified personnel. The competition for highly qualified personnel is intense, and there can be no assurance that we will be able to retain our key managerial and technical employees or that we will be able to attract and retain additional highly qualified technical and managerial personnel in the future. None of our employees is represented by a labor union, and we consider our relations with our employees to be good. None of our employees is covered by "key person" life insurance.

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

•	the Company's extremely limited financial and management resources which need to be augmented and the Company’s limited ability to raise additional needed funds and/or hire needed personnel;

•	potential conflicts of interest related to the BLG loan group, its partial ownership by two of Bion’s Directors and their relationships/influence with other BLG owners, and its security position in the Company’s IP;

•	the possibility that markets for organic and low-carbon fertilizer products, clean fuels and energy, and eco-friendly/ sustainable beef, will be slow to develop (or not develop at all);

•	changes in political administrations, both at the federal, state, and local levels, and their impact on policies related to project development, renewable energy and clean fuels tax and other credits, and advanced low-carbon and organic fertilizers;

•	failure to attract strategic partners that can supply needed expertise and resources in the various sectors we ‘touch’, such as renewable energy/clean fuels, fertilizers, agriculture and livestock;

•	the substantial capital expenditures required for the Company’s proposed JV (and future JVs) and development/construction of the Company's proposed Projects and facilities and the related need to fund such capital requirements through commercial banks and/or public or private securities markets;

•	changes in political administration, especially at the federal level, and their impact on availability of capital for projects;

•	potential delays in constructing the Company’s initial beef Project and other Gen3Tech and ARS system installations;

•	the possibility that competitors will develop more comprehensive and/or less expensive production platforms;

•	delays and/or costs exceeding expectations relating to Bion's development of the Initial Project, JVs and/or Projects;

•	delays in anticipated permit approval and/or start-up dates;

•	uncertainties and cost increases related to research and development efforts to update and improve Bion’s technologies and applications thereof;

•	delays in market awareness of Bion and our Systems;

•	the limited liquidity of the Company's equity securities; limited availability of capital on acceptable terms for small public companies like Bion in the current financial markets;

•	dependence upon key personnel and the ability of the Company to keep its existing personnel and their accumulated expertise including the substantial risk of illness or death of one or more key personnel;

•	seasonal and climatic conditions;

•	increased cost of material and equipment (including those caused by the COVID-19 pandemic and supply chain challenges);

•	the strength and financial resources of the Company's potential competitors;

•	cybercrimes/hacking (actual and potential) of the Company’s online presence and limited operational computer systems;

•	general economic and capital market conditions;

•	industry risks, including environmental related problems;

•	operating hazards attendant to the environmental clean-up, CAFO and renewable energy production, fertilizer and/or food retailing and biofuel industries;

•	failure of the political, legal, regulatory and economic climate to support funding of environmental clean-up and enforcement of environmental rules and regulations;

•	changes in the public's perceptions of large scale livestock agriculture/CAFOs, consumption of meat and dairy, environmental protection and other related issues; and

•	continued delays in (and/or failure of) development of markets (or other means of monetization) for nutrient reductions and other environmental benefits from agriculture and CAFOs and related waste treatment facilities; including failure of markets for nutrient (nitrogen and phosphorus) reductions to develop sufficient breadth and depth;

Risks Relating to our Common Stock

•	Our common stock is thinly traded on the OTC Markets QB exchange and largely illiquid;

•	The market price of our stock is subject to volatility;

•	You may have difficulty selling our stock because it is deemed a “penny stock” and not quoted on a national exchange;

•	Because our shares are deemed a “penny stock,” rules enacted by FINRA make it difficult to sell previously restricted stock;

•	Because we will not pay dividends in the foreseeable future, stockholders will only benefit from owning common stock if it appreciates;

•	We regularly issue stock, or stock options, instead of cash, to pay some of our operating expenses. These issuances are dilutive to our existing stockholders;

•	Our stockholders face further potential dilution in any new financing

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

We face cybersecurity risks as a result of the variety of networks and systems we must defend against cybersecurity attacks; and the level of harm that could occur if we suffer impacts of a material cybersecurity incident. We are committed to robust oversight of these risks and implementing mechanisms, controls, technologies, and processes designed to help us assess, identify, and manage these risks. In the year ended June 30, 2025, we did not experience a material “cybersecurity incident” as such term is defined in Item 106(a) of Regulation S-K. However, we have experienced two such material breaches in the past (see Form 10-K for the year ended 2023) and there can be no guarantee that we will not experience such incidents in the future. Such incidents could result in us incurring significant costs related to implementing threat protection measures, and the possibility of such incidents could result in additional costs in defending against litigation, responding to regulatory inquiries or actions, paying damages, or taking other remedial steps with respect to third parties, as well as incurring significant reputational harm. Further, cybersecurity threats are constantly evolving, increasing the difficulty of successfully defending against them or implementing adequate preventative measures. While we seek to detect and investigate unauthorized attempts and attacks against our network and to prevent their occurrence where practicable, we remain potentially vulnerable to known or unknown threats. In some instances, we may be unaware of a threat or incident or its magnitude and effects for some time. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, which could subject us to additional liability and reputational harm. See “Item 1A. Risk Factors” of this Annual Report for more information on our cybersecurity risks and product vulnerability risks.

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

ITEM 2. PROPERTIES.

The Company maintains its corporate offices at 9 East Park Court, Old Bethpage, New York 11804, the home of its office manager/bookkeeper, and its main corporate telephone number is (406) 839-0816.

We are the sole owner of six United States patents. Additionally, Bion has two United States patent applications pending and has three international patent applications currently pending. (See Item 1, “Patents” above).

ITEM 3. LEGAL PROCEEDINGS (Litigation (and related matters).

The Company is currently involved in no litigation matters except:

1) Convertible Bridge Loan/Default

On September 28, 2023, in order to partially mitigate the problems discussed above, the Company entered into an agreement for a $1,500,000 bridge loan and executed documents including a convertible promissory note (“Note”) and a binding subscription agreement (“Subscription”) (collectively the Note and the Subscription are the “Bridge Loan Agreements”) with SEB LLC, a non-affiliated party (“Lender”). The Bridge Loan Agreements require the Lender to loan the Company $1,500,000 in six monthly tranches of $250,000 commencing October 2023. All sums advanced under the Bridge Loan Agreements (and accrued interest thereon) would be due and payable (with interest accrued at 9% per annum) on October 1, 2024 if not previously converted into securities of the Company. The Note is convertible at $1.00 per unit, at the sole election of the Lender, into units consisting of one share of the Company’s common stock and a warrant to purchase one half share. The initial $250,000 tranche was received by the Company on October 5, 2023. However, no further funds were received by the Company from the Lender. During early November 2023 the Lender informed the Company verbally that it did not intend to fulfill its obligations pursuant to the Bridge Loan Agreements and since such time the Lender has been in default (“Default”). On May 10, 2024 the Company received $150,000 from affiliates of the Bridge Loan Lender on terms not yet finalized and included in an agreement. These funds were received in the context of negotiations/discussions regarding a potential larger investment by affiliates and/or associates of the Lender but no further funds were received and the larger transaction was never completed. The funds were used primarily to re-initiate operations at the Initial Project. The Default (which is continuing) has created substantial problems for and materially damaged the Company and rendered the Company unable to meet its current creditor obligations on a timely basis. The Company is currently evaluating its rights regarding the Default by the Lender. This situation has contributed to the substantial increase in the Company’s ‘Current Liabilities’ including ‘accounts payable’ over recent periods. See Consolidated Financial Statements and ‘Management’s Discussion and Analysis’. The Company has engaged in discussion/negotiation with its larger creditors (including its largest creditor--- the primary contractor on the Initial Project) but has been unable to reach agreements regarding payments due to the uncertainty as to if, when and how much funding the Company will be able to raise in future periods. As a result, the Company’s two largest creditors have filed separate lawsuits to recover a total of $1,494,513 in unpaid invoices related to the construction of Bion’s Ammonia Recovery System at Fair Oaks, Indiana (and other creditors are threatening to commence litigation and/or repossess/remove leased equipment). Further, as of October 1, 2024, the Company is in default of the terms of the note.

2) Creditor Matters

As is described in the Company’s Financial Statements included herein and discussed in the Notes to the Financial Statements, the Company has had on-going difficulties raising needed funds for its operations/activities over the past 3 years which has rendered the Company unable to meet its current creditor obligations on a timely basis. This situation includes a substantial increase in the Company’s ‘Current Liabilities’ including ‘accounts payable’ over recent periods. The Company has engaged in discussion/ negotiation with its larger creditors (including its largest creditor--- the primary contractor on the Initial Project) but has been unable to reach agreements regarding payments due to the uncertainty as to if, when and how much funding the Company will be able to raise in future periods. As a result, the Company’s two largest creditors have filed separate lawsuits (see O, below) to recover a total of $1,494,513 in unpaid invoices related to the construction of Bion’s Ammonia Recovery System at Fair Oaks, Indiana (and other creditors are threatening to commence litigation and/or repossess/remove leased equipment). The Company could also face litigation from the Lessor of the land on which the Initial Project is located as it is in default on lease rental payments.

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

	2025		2024
Fiscal Year Ended June 30,	High	Low	High	Low

First Fiscal Quarter	$0.54	$0.15	$1.22	$1.00
Second Fiscal Quarter	$0.30	$0.15	$1.17	$0.91
Third Fiscal Quarter	$0.22	$0.07	$1.28	$0.88
Fourth Fiscal Quarter	$0.30	$0.04	$0.89	$0.35

(b)  Holders

The number of holders of record of our common stock at September 1, 2025 was approximately 1,471. Many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, so we are unable to estimate the number of stockholders represented by these record holders.

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

No preferred shares are outstanding as of June 30, 2025 and 2024. A dividend of $1,000 was accrued on Series B Preferred Stock during the 2022 fiscal year. From July 1, 2014, the Company had 200 shares of Series B redeemable convertible Preferred stock outstanding with a par value of $0.01 per share, convertible at the option of the holder at $2.00 per share, with dividends accrued and payable at 2.5% per quarter. The Series B Preferred stock was mandatorily redeemable at $100 per share by the Company three years after issuance and accordingly was classified as a liability. The 200 shares have reached their maturity date and the Company approved the redemption of the Series B preferred stock during the quarter ended December 31, 2021 and the final 200 shares of Series B redeemable convertible Preferred stock were redeemed for $41,000, which included the $21,000 in accrued dividend payable.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

In June 2006 the Company adopted its 2006 Consolidated Incentive Plan, as amended ("Plan"), which terminated all prior plans and merged them into the Plan.  The Plan was ratified by the Company's shareholders in October 2006 (and has been amended multiple times since initial ratification).  Under the Plan, Directors may grant Shares, Options, Stand Alone Stock Appreciation Rights ("SAR's"), shares of Restricted Stock, shares of Phantom Stock and Stock Bonuses and other items with respect to a number of Common Shares that in the aggregate does not exceed 36,000,000 shares. The maximum number of Common Shares for which Incentive Awards, including Incentive Stock Options, may be granted to any one Participant shall not exceed 2,000,000 shares in any one calendar year; and the total of all cash payments to any one participant pursuant to the Plan in any calendar year shall not exceed $1,500,000. As of June 30, 2025 4,891,600 options have been granted and outstanding under the Plan (as amended), including all options granted under prior merged plans, and were merged into the 2021 Equity Incentive Plan. As of June 30, 2025, the Company had no outstanding contingent Stock Bonuses.

In December 2021 the Company adopted its 2021 Equity Incentive Plan, as amended ("2021 Equity Plan").  The 2021 Equity Plan was ratified by the Company's shareholders in April 2022.  Under the 2021 Equity Plan, Directors may grant Shares, Options, Stand Alone Stock Appreciation Rights ("SAR's"), shares of Restricted Stock, shares of Phantom Stock and Stock Bonuses and other items with respect to a number of Common Shares that in the aggregate does not exceed 30,000,000 shares. The maximum number of Common Shares for which Incentive Awards, including Incentive Stock Options, may be granted to any one Participant shall not exceed 2,500,000 shares in any one calendar year. As of June 30, 2024 nil options have been granted and outstanding under the 2021 Equity Plan.  As of June 30, 2025, the Company had no outstanding contingent Stock Bonuses.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about the Company’s 2006 equity compensation plans as of June 30, 2025:

2006 Equity Compensation Plan table

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	38,412,001	$0.31	27,587,999

Equity compensation plans not approved by security holders	—	—	—

Total	38,412,001	$0.31	27,587,999

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

These factors include potential conflicts of interest related to the BLG loan group, its control by two of Bion’s Directors and key management, and its security position in the Company’s IP (see below, Item K), adverse economic conditions, entry of new and stronger competitors, inadequate capital and limited ability to obtain financing, needed personnel and equipment, unexpected costs, failure (or delay) to gain product certifications and/or regulatory approvals in the United States (or particular states) or foreign countries, loss (permanently or for any extended period of time) of the services of members of the Company’s small core management team and failure to obtain access to new markets. Additional risks and uncertainties that may affect forward looking statements about Bion's business and prospects include: i) the possibility that markets for eco-friendly/sustainable beef, organic and low-carbon fertilizer products, and clean fuels will be slow to develop (or not develop at all), ii) the possibility that competitors will develop more comprehensive and/or less expensive environmental solutions, viii) delays in market awareness of Bion and our Systems, iv) uncertainties and costs increases related to research and development efforts to update and improve Bion’s technologies and applications thereof, and/or v) delays and/or costs exceeding expectations relating to Bion's development of the Initial Project, JVs and/or Projects and vi) failure of marketing strategies, each of which could have both immediate and long term material adverse effects by placing us behind our competitors and requiring expenditures of our limited resources.

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

At the end of May 2024, a new core leadership team was installed (see H and I, above) and a short-term funding strategy was implemented (see K, above) while longer term capital solutions were pursued. These efforts are ongoing. Our new leadership team believes the difficulties Bion has faced are outweighed by our recent successes that include the technology demonstration and optimization at our Fair Oaks facility and the initial responses from our fertilizer outreach. This is coupled with strong recent interest in our ammonia control solution from the biogas operators and developers that will be needed to ensure a supply of feedstock for our fertilizer products. These successes coincide with growing trends in sustainable agriculture and clean fuels technology and policy that favor Bion’s business opportunities. Bion leadership believes this confluence of events positions the Company, assuming it aligns with appropriate strategic partners and obtains sufficient financing, to exploit a unique opportunity at the intersection of agriculture, renewable energy, the environment, and consumer demand.

See Part 1, Item 1 – General for detailed business overview

THERE IS NO ASSURANCE THAT THE COMPANY WILL REACH OR APPROACH THE GOALS/TARGETS SET FORTH ABOVE. REACHING SUCH GOALS/TARGETS WILL REQUIRE RESOLUTION OF THE COMPANY’S EXISTING FINANCIAL DIFFICULTIES AND ACCESS TO VERY LARGE AMOUNTS OF CAPITAL (EQUITY AND DEBT) AS EACH BOLT-ON PROJECT IS PROJECTED TO COST BETWEEN $10 AND $40 MILLION, AND EACH BEEF PROJECT MODULE IS PROJECTED TO COST IN EXCESS OF $50 MILLION (DEBT/EQUITY/GRANTS) TO CONSTRUCT AND WILL REQUIRE MOBILIZATION OF SUBSTANTIAL PERSONNEL, TECHNICAL RESOURCES AND MANAGEMENT SKILLS. THE COMPANY DOES NOT POSSESS EITHER THE FINANCIAL OR PERSONNEL RESOURCES INTERNALLY AND WILL NEED TO SOURCE SUCH RESOURCES FROM OUTSIDE ITSELF.

For expanded information regarding our ‘HISTORY, BACKGROUND AND CURRENT ACTIVITIES’, see discussion within the Notes (particularly Notes 1, 4, 5, and 8) included in this report, in Forms 8-K and Forms 10-Q filed earlier this year and Item 1 (and other sections) in our Annual Reports on Form 10-K filed in previous years.

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

Pursuant to ASC Topic 815 “Derivatives and Hedging” (“Topic 815”), the Company reviews all financial instruments for the existence of features which may require fair value accounting and a related mark-to-market adjustment at each reporting period end. Once determined, the Company assesses these instruments as derivative liabilities. The fair value of these instruments is adjusted to reflect the fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. As of June 30, 2025 and 2024, there are no derivative financial instruments.

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

 YEAR ENDED JUNE 30, 2025 COMPARED TO THE YEAR ENDED JUNE 30, 2024

Revenue

Total revenues were nil for both the years ended June 30, 2025 and 2024.

General and Administrative

Total general and administrative expenses were $2,145,000 and $2,046,000 for the years ended June 30, 2025 and 2024, respectively.

Salaries and related payroll tax expenses were $368,000 and $600,000 for the years ended June 30, 2025 and 2024, respectively. Consulting costs were $198,000 and $488,000 for the years ended June 30, 2025 and 2024, respectively. The $232,000 decrease in salary costs is due to Bill O’Neill resigning, Mark Smith retirement and Dominic Bassani passing away and the Company not replacing the position. The $290,000 decrease in consulting costs is due to Bill O’Neill resigning and the reduction of contracts related to capital raise efforts. Investor relations expenses were $136,000 and $328,000 for the years ended June 30, 2025 and 2024, respectively, and the $192,000 decrease was due to less investor related activity during the fiscal year in order to conserve cash. Legal costs were $1,000 and $34,000 for the years ended June 30, 2025 and 2024, respectively.

Stock-based compensation for the years ended June 30, 2025 and 2024 were $844,000 and ($16,000) respectively. The $860,000 variance is due to warrants exercise dates extended in 2025.

Depreciation

Total depreciation expense was $695 and $1,582 for the years ended June 30, 2025 and 2024, respectively.

Research and Development

Total research and development expenses were $22,000 and $23,000 for the years ended June 30, 2025 and 2024, respectively.

Salaries and related payroll tax expenses were $6,000 and $6,000 for the years ended June 30, 2025 and 2024, respectively. Consulting costs were nil and $4,000 for the years ended June 30, 2025 and 2024, respectively. Legal expenses were $15,000 and $11,000 for the years ended June 30, 2025 and 2024, respectively.

Loss from Operations

As a result of the factors described above, the loss from operations was $2,168,000 and $2,071,000 for the years ended June 30, 2025 and 2024 respectively.

Other (Income)/Expense

Other expense was $212,000 and $9,620,000 for the years ended June 30, 2025 and 2024, respectively. The increase in 2024 was due to the impairment of fixed assets taken on the Fair Oaks project.

Interest expense related to deferred compensation, loan payable and convertible notes prior to capitalization was $311,000 and $222,000 for the years ended June 30, 2025 and 2024, respectively.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was nil and nil for the years ended June 30, 2025 and 2024, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $2,380,000 and $11,691,000 for the years ended June 30, 2025 and 2024, respectively, and the net loss per basic common share was $.04 and $.22 for the years ended June 30, 2025 and 2024, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements for the year ended June 30, 2025 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2025 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of June 30, 2025, the Company had cash of approximately $4,400. During the year ended June 30, 2025, net cash used in operating activities was $868,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance, legal, accounting, consulting and investor relations expenses as well as the purchase of property and equipment. Cash expenditures were offset in part by proceeds from financing activities, primarily in debt funding.

As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. As stated in multiple places in this report, over the last fiscal year the Company has had only very limited success in raising needed funds which lack of success has had material negative effects on the Company and its business. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

During the year ended June 30, 2025, the Company invested nil in the purchase of property and equipment or other investing activities.

Financing Activities

During the year ended June 30, 2025, the Company received net cash proceeds of $400,000 from a note payable and $426,00 in convertible loans less commissions of $5,300.

During the year ended June 30, 2024, the Company received net cash proceeds of $590,000 from the sale of units for $611,000 less commissions of $20,000.

As of June 30, 2025, the Company has debt obligations consisting of: a) deferred compensation of $1,173,000, b) convertible notes payable – affiliates of $1,742,000, c) current note payable including accrued interest of $423,000 and d) convertible bridge note payable of $1,023,000. As of June 30, 2024, the Company had debt obligations of a) deferred compensation of $890,000, b) convertible notes payable – affiliates of $1,709,000, c) current note payable including accrued interest of $419,000 and d) note payable including accrued interest of $125,600.

Plan of Operations and Outlook

As of June 30, 2025, the Company had cash of approximately $4,400.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal years 2024 and 2023 (as a whole), the Company faced less difficulty in raising equity funding (but was subject to substantial equity dilution from the larger amounts of equity financing during the periods) than was experienced in the prior 3 years. However, this positive trend did not continue during the 2025 fiscal year (and the first quarter of 2026 through the date of this report). The Company raised very limited equity funds during such periods to meet some of its immediate needs, and therefore, the Company needs to raise substantial additional funds in the upcoming periods. The Company has faced substantial demand for capital and operating expenditures for the fiscal year 2025 that we anticipate will continue (or increase) during the 2026 fiscal year and periods thereafter as it moves toward commercial implementation of its 3G Tech and development of JVs (including costs associated with additions of personnel to carry out the business activities of the Company) and, therefore, is likely to continue to face, significant cash flow management issues due to limited capital resources and working capital constraints which had only begun to be alleviated during 2024 and 2023. As a result, the Company has faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring most of their cash compensation and/or are accepting compensation in the form of securities of the Company and members of the Company's senior management have from time-to-time made loans to the Company in the past and may do so in future periods.

The Company continues to explore sources of additional financing (including potential agreements with strategic partners – both financial, renewable energy- and ag-industry) to satisfy its current and future operating and capital expenditure requirements as it is not currently generating any significant revenues. Bion’s leadership team’s new approach, focusing on the bolt-on opportunity and developing a single proof-of-concept project vs multiple projects developed simultaneously, will substantially reduce the company’s need to raise capital. Further, leadership believes this approach represents a more achievable goal that will reinspire confidence in our own shareholders, as well as assure potential new strategic and institutional investors, and make it easier to raise funds.

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

During the fiscal year ended June 30, 2025, the Company had a loss of $2,380,000 including $844,000 non-cash compensation expenses related to extension of warrants and options.

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

Management’s Plan

The Company continues to explore sources of financing to satisfy its current operating requirements and future growth needs. The Company has faced substantial demand for capital and operating expenditures for the fiscal year 2025 that we anticipate will increase during the 2026 fiscal year and periods thereafter as we move toward commercial implementation of our 3G Tech and development of JVs (including costs associated with additions of personnel to carry out the business activities of the Company). As a result, the Company has faced, and continues to face, significant cash flow challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring most of their cash compensation and/or are accepting compensation in the form of securities of the Company and members of the Company's senior management have from time-to-time made loans to the Company in the past and may do so in future periods.

To help alleviate short-term cash needs for continued operations, in August, three affiliates of the Company (Greg Schoener, Interim COO & Director; Turk Stovall, Director (at that time); Bob Weerts, Director) and two shareholders (one of whom is the brother of Greg Schoener) began advancing money to Bion to cover critical payables. They subsequently formed a loan group, BION BLG, LLC (“BLG”), and have continued to provide short-term funding for Bion in a secured promissory note of up to $500,000. Schoener, Weerts, and the two non-affiliate members were also large Bion shareholders, prior to the formation of BLG. As a group, Schoener, Stovall, and Weerts own 60% of BLG, which has a security interest in the Company’s Intellectual Property. The BLG note will bear interest at a rate of 7.5% per annum and the maturity date is April 15, 2025. As of the filing date, BLG has advanced $407,734. The BLG note will convert into Units (shares and/or warrants) in the Company at the terms of a later capital raise, in which Bion crosses the threshold of $3 (three) million in aggregate capital raised (or other source of funding, and other terms as defined in the note). If the Company is unable to complete such funding within six (6) months, it will be in default of the BLG note, which is secured by the Company’s Intellectual Property (“IP” “Collateral”). BLG will share the Collateral on a pro rata basis with investors in a Note with similar terms being offered to previous Bion investors. The BLG note and security agreements contain other terms set forth therein and are included as exhibits to this filing.

In November, the Company launched a secured promissory note offering to previous investors/shareholders (and certain others)(Shareholder Notes) with similar terms to the BLG note. Based on feedback from shareholders and registered representatives with which the Company has long standing relationships, management believed at that time that sufficient capital could be raised with this group to 1) continue to cover critical payables to maintain operations that will allow the Company to finish the engineering report and technology demonstration at Fair Oaks, 2) move forward with pre-development work on the Stovall project, 3) continue discussions with potential strategic partners, and 4) position ourselves for the larger offering/ funding that will be required. As of the filing date, Bion has raised $611,000     in the Shareholder Note offerings. Further, Bion has changed its focus from pre-development work on the Stovall project, to an initial bolt-on project at an existing facility.

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

Bion is in discussions with several potential strategic partners in engineering, renewable energy (biogas/RNG) and clean fuels, organic fertilizer distribution, and others involved in reducing the environmental footprint of biogas, agriculture, and livestock production. Bion is now evaluating a number of these as potential development and finance partners for project opportunities. Further, with the recent OMRI Listing for its commercial fertilizer, the Company has initiated discussions with several large U.S. fertilizer manufacturers and distributors that have demonstrated interest in the product. Bion believes that these industry relationships could entail a direct investment in Bion, licensing fee, or some other ‘up front’ financial benefit to Bion, although there is no assurance that they will.

CONTRACTUAL OBLIGATIONS

We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

The Company entered into an agreement on September 23, 2021, to lease approximately four acres of land near Fair Oaks, Indiana, for the development site of its Initial Project. The lease ended December 31, 2024 and there is an agreement to extend month to month at the same rate.

The Company has not made consistent lease payments since October 16, 2023 and has made no payments since February 24, 2025. The Company owes $106,250 in lease payments at June 30, 2025.

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

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2025, under the supervision and with the participation of the Company’s President and Principal Financial Officer (the same person), management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures. Based on that evaluation, the President and Principal Financial Office concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2025 as a result of the material weakness in internal control over financial reporting discussed below.

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

Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2025. Our President and Principal Financial Officer concluded we have a material weakness due to our control environment, and one condition caused by this is an inadequate of segregation of duties as well as a lack of timely review and approval of related party transactions and a second condition is the a lack of timely review and approval of capitalized internal costs and interest. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. There is one person involved in the processing of the Company's accounting and banking transactions and a single person with overall supervision and review of the cash disbursements and receipts and the overall accounting process. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting duties. While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions to justify additional full time staff. As a result of this material weakness, we have implemented remediation procedures whereby in May 2006 we engaged an outside accounting and consulting firm with SEC and US GAAP experience to assist us with the preparation of our financial statements, evaluation of complex accounting issues and the implementation of systems to improve controls and review procedures over all financial statement and account balances. In December of 2021, there was a change made to a new outside accounting and consulting firm. We believe that this outside consultant's review improved our disclosure controls and procedures. If this review is effective throughout a period of time, we believe it will help remediate the segregation of duties material weakness. However, we may not be able to fully remediate the material weakness unless we hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.

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

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements and Policies

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors, executive officers and significant employees/consultants, along with their respective ages and positions are as follows:

Name	Age	Position

Directors and Officers:

Craig Scott	65	Chief Executive Officer and Director
Jon Northrop	82	Director
Stephen Posner	81	Director
Greg Schoener	57	Chief Operating Officer and Director
Salvatore Zizza	79	Director
Robert Weerts	73	Director

Stephen Craig (Craig) Scott (65) has been associated with Bion since 1993. Since that time he has been responsible for business and industry intelligence and analysis. He was with Bion full-time from 1996 to 2000, then periodically as a consultant through 2005. Craig rejoined Bion in 2006 and has held several senior positions, including Director of Communications, SVP – Capital Markets, and Head of Business Development. As of June 2024, he joined Bion’s Board of Directors and was subsequently named Interim Chief Executive Officer. Craig studied business and communications at Montana State and Denver-Metro Universities.

Jon Northrop (82) has served as our Secretary and a Director since March of 2003. Since September 2001 he has been self employed as a consultant with a practice focused on business buyer advocacy. Mr. Northrop is one of our founders and served as our Chief Executive Officer and a Director from our inception in September 1989 until August 2001. Before founding Bion Technologies, Inc., he served in a wide variety of managerial and executive positions. He was the Executive Director of Davis, Graham & Stubbs, one of Denver’s largest law firms, from 1981 to 1989. Prior to his law firm experience, Mr. Northrop worked at Samsonite Corporation’s Luggage Division in Denver, Colorado, for over 12 years. His experience was in all aspects of manufacturing, systems design and implementation, and planning and finance, ending with three years as the Division’s Vice President, Finance. Mr. Northrop has a bachelor’s degree in physics from Amherst College, Amherst, Massachusetts (1965), an MBA in Finance from the University of Chicago, Chicago, Illinois (1969), and spent several years conducting post graduate research in low energy particle physics at Case Institute of Technology, Cleveland.

Stephen Posner (81) is a financial markets professional with a 50 year career raising capital, increasing public awareness, and advising on corporate strategy and M&A for companies. He is experienced in facilitating the growth of both large and small companies, private and public. He is currently a Director of a family of ETF’s. He is a proud husband, father, and grandpa and has been involved with Bion and a substantial shareholder in the company for 25 years. He received a BA from Hofstra University, in New York.

Gregory (Greg) Schoener (57) currently serves as the Chief Operating Officer and as  a director of the company since June 1, 2024.He is a successful business owner and operator, serving the construction industry in Houston, Texas.  Mr. Schoener has broad management experience in the medical field as well as the construction industry.  Mr. Schoener is a Bion Shareholder since 2020.

Salvatore J. Zizza (79) Salvatore Zizza has served as a director of Bion since February 15, 2023. He is presently President of Zizza & Associates Corp. a private holding company which invests in various industries and retired Chairman of BAM (Bethlehem Advanced Materials), which designs and manufactures high-temperature furnaces for sale and for its own use in the processing of specialty carbon, graphite and ceramic materials for semiconductor and aerospace applications, and Chairman of Bergen Cove Realty Inc., with substantial holdings in residential real estate. Mr. Zizza serves as Director & Chairman of Trans-Lux Corporation, a full-service provider of integrated multimedia systems for today’s communications environments (since 2018) and served on board since 2009. Mr. Zizza bought NICO Construction Company, Inc., in 1978 and was President and CFO until 1985 when NICO merged with The LVI Group Inc., a (NYSE), listed company. Prior to joining The LVI Group Inc., Mr. Zizza was an independent financial consultant and had been a lending officer of Chemical Bank. Mr. Zizza is also an investor in numerous private companies and real estate holdings. Mr. Zizza currently holds directorship positions at nineteen (19) Gabelli/GAMCO funds and trusts. He has been associated with this family of investment funds for over thirty (30) years. He received a Baccalaureate/Political Science, St. John’s University (1967) and a Master of Business Administration, St. John’s University (1972). In 2007 Mr. Zizza received a Doctor of Commercial Sciences (Honorary) from St. John’s University.

Robert (Bob) Weerts (73) Bob Weerts has been a member of The Company’s Board of Directors since July currently serves Director of the company since June 27, 2024.He is a successful entrepreneur from Winnebago, Minnesota where he serves on the City Council.  He founded and operates Erosion Control Plus, that serves county, state and federal highway projects; Blue Valley Sod, serving the upper Midwest since 1987; Green Energy & Development, active in recycling and composting and Bedrock Ready Mix.  He is actively involved with Umpqua Energy and was a founding member/Chairman of the Corn Plus Ethanol Plant.

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

Name and Principal Position	Fiscal Year	Salary (1)	Bonus	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	Other Compensation	Total

Mark A. Smith (3)	2025	$5,000	$—	$—	—	—	—	—	$5,000
President and Chief	2024	$210,000	$—	$—	—	—	—	—	$210,000
Financial Officer (retired July 31, 2024)

Brightcap/Dominic Bassani (4)	2025	$—	$—	$—	—	—	—	—	$—
VP - Special Projects & Strategic	2024	$134,333	$—	$—	—	—	—	—	$134,333
Planning and Chief Operating Officer (passed away November 11, 2023

William O'Neill	2025	$—	$—	$—	—	—	—	—	$—
Chief Executive Officer (5) (resigned May 31, 2024)	2024	$247,500	$—	$—	—	—	—	—	$247,500

Craig Scott	2025	$168,000	$—	$—	—	—	—	$249,197	$417,197
Chief Executive Officer (6)	2024	$168,000	$—	$—	—	—	—	—	$168,000

(1)	Includes compensation paid by Bion Environmental Technologies, Inc. and our wholly owned subsidiaries.

(2)	Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 718.

(3)	Since October 2016, the Company approved a month-to-month contract extension with Smith which included a monthly deferred salary of $18,000 and the right to convert up to $300,000 of deferred compensation, at his sole election, at $0.75 per share until December 31, 2022 (which date was extended to January 15, 2025). Smith also has the right to convert his deferred compensation in whole or in part, at this sole election, at any time in an amount at "market" or into securities sold in the Company's most current/recent private offering. During fiscal year 2021 the Company paid Smith $13,460 for payroll taxes on his deferred compensation conversions which was treated as salary. During the fiscal year 2024, Smith’s compensation was reduced to $10,000 per month as of January 1, 2024 and Smith deferred $190,000 due to cash restraints of the company. Note: Mr. Smith retired effective July 31, 2024, and his salary ceased accruing at that time.

(4)	On February 10, 2015, Mr. Bassani agreed to an extension to continue his employment through December 31, 2017 at an annual salary of $372,000 effective January 1, 2015. During October 2016, Bassani was granted the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share which was expanded on April 27, 2017 to the right to convert up to $300,000). During February 2018, the Company agreed to the material terms of a binding two-year extension agreement. Bassani's annual salary will remain at $372,000 and the Company granted Bassani 2,000,000 fully vested options at $0.75 per share with an expiry date of December 31, 2024 which contain a 90% exercise price adjustment and the options may be extended for an additional 5 years at $0.01 per share per extension year. Note: Mr. Bassani passed away on November 11, 2023, and his salary ceased accruing at that time.

(5)

On May 1, 2022 William O'Neill joined the Company with an annual salary of $420,000 which includes $10,000 monthly deferred compensation to be paid at the discretion of the Board.  There is an additional $1,500 per month health insurance allowance.  Terms of the contract are thirty-seven months. O'Neill was previously paid as a contractor through Identifoods. O’Neill resigned as of May 31, 2024. Total payments for the years ended June 30, 2025 and June 2024, respectively were nil and $20,000.

(6)	Stephen Craig Scott (“Scott”) was appointed interim CEO on June 1, 2024. Scott has held various positions as employee/consultant with the Company since 1993 including Director of Communications, SVP – Capital Markets and Head of Business Development. On October 25, 2023, Scott entered into an agreement with the Company which included provisions for a monthly salary of $14,000 of which $2,000 is deferred. During the year ended June 30, 2025 and 2024, Scott deferred substantial portions of his monthly salary to help the Company conserve cash. For the year ended June 30, 2025 and 2024, Scott was paid $5,000 and $64,000 respectively. During the fiscal year ended June 30, 2025 the Company extended options and warrants which had a non-cash value of $249,000 for Craig Scott

Employment Agreements:

Stephen Craig Scott (“Scott”) was appointed interim CEO on June 1, 2024. Scott has held various positions as employee/consultant with the Company since 1993 including Director of Communications, SVP – Capital Markets and Head of Business Development. On October 25, 2023, Scott entered into an agreement with the Company which included provisions for a monthly salary of $14,000 of which $2,000 is deferred. During the year ended June 30, 2025, Scott deferred substantial portions of his monthly salary to help the Company conserve cash. For the year ended June 30, 2025 and 2024, Scott was paid $5,000 and $64,000 respectively.

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

Bassani, Smith and Schafer have each agreed (multiple times) to extend the maturity date of the outstanding 2020 Convertible Obligations and 2015 Convertible Notes (“CVObligations”) set forth in the paragraphs above from December 31, 2017 (initial maturity date) to September 15, 2025 (current maturity date) which is also the maturity date of all CV Obligations after adjustment.

Effective May 4, 2020 the Company agreed that all options and warrants owned (or subsequently acquired by conversion of CvObligations) by its officers, directors and key employees and consultants (including Craig Scott, Jon Northrop (director), Bassani, Smith and Schafer) and their donees be amended to: a) lower the exercise price to $0.75 for any options/warrants with higher exercise prices and b) extend the expiration dates to December 31, 2024. Subsequently, it was agreed that if any of the CVObligations are converted, the warrants in units received will be exercisable through a date 3 years after conversion date with exercise price adjustment provision effective two years after the date on which the converted portion of the CVObligations (as adjusted, if applicable) was accrued. The warrants and options have been extended to September 15, 2025.

Other Agreements

The Company has declared contingent deferred stock bonuses to its key employees and consultants at various times throughout the years. The stock bonuses were contingent upon the Company’s stock price exceeding a certain target price per share, and the grantees still being employed by or providing services to the Company at the time the target prices are reached. During the year ended June 30, 2017, pursuant to agreement with the employees and a consultant who had been granted the outstanding contingent stock bonuses, the Company cancelled all 117,500 outstanding contingent stock bonuses. In consideration for the cancellations, the Company granted 109,500 fully vested options to these employees and a consultant to purchase common stock of the Company at $1.00 per share until September 15, 2025 (including recent extensions).

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth the number of shares of common stock covered by outstanding stock option awards that are exercisable and unexercisable, and the number of shares of common stock covered by unvested restricted stock awards for each of our directors and named executive officers as of June 30, 2025.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
						—	—	—	—
Edward Schafer (3)	25,000	—	—	0.60	2026	—	—	—	—
Edward Schafer (3)	300,000	—	—	0.75	2026	—	—	—	—
Edward Schafer (1)	600,000	—	—	0.75	2026	—	—	—	—
Edward Schafer (2)	190,000	—	—	0.75	2026	—	—	—	—
Edward Schafer (1)	50,000	—	—	1.20	2026	—	—	—	—
Edward Schafer (1)	50,000	—	—	1.00	2025	—	—	—	—
Craig Scott (3)	175,000	—	—	0.60	2026	—	—	—	—
Craig Scott (3)	995,000	—	—	0.75	2026	—	—	—	—
Craig Scott (3)	100,000	—	—	1.00	2026	—	—	—	—
Craig Scott (3)	100,000	—	—	0.75	2026	—	—	—	—
Craig Scott (3)	100,000	—	—	1.20	2026	—	—	—	—
Craig Scott (3)	75,000	—	—	2.00	2026	—	—	—	—
Jon Northrop (3)	100,000	—	—	0.60	2026	—	—	—	—
Jon Northrop (3)	317,500	—	—	0.75	2026	—	—	—	—
Jon Northrop (3)	50,000	—	—	1.00	2026	—	—	—	—
Jon Northrop (3)	25,000	—	—	1.20	2026	—	—	—	—
Jon Northrop (3)	25,000	—	—	2.00	2026	—	—	—	—
Salvatore Zizza (3)	50,000	—	—	2.00	2026	—	—	—	—
William Rupp (3)	50,000	—	—	2.00	2026	—	—	—	—

(1)	Options are subject to a 75% execution/exercise price adjustment upon notice of intent to exercise under certain conditions.

(2)	Options are subject to a 90% execution/exercise price adjustment upon notice of intent to exercise under certain conditions.

(3)	Options are subject to a 50% execution/exercise price adjustment upon notice of intent to exercise under certain conditions.

Director Compensation

Members of the Board of Directors do not currently receive any cash compensation for their services as Directors, but are entitled to be reimbursed for their reasonable expenses in attending meetings of the Board. However, it is the Company's intention to begin to pay cash compensation to Board members at some future date (probably during the current fiscal year).

DIRECTOR COMPENSATION

The following table sets forth certain information regarding the compensation paid to directors during the fiscal year ended June 30, 2025:

Director Compensation

Name	Fees earned or paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Craig Scott	$5,000	—	—	—	$163,000	$249,197	$417,197
Jon Northrop	—	—	—	—	—	—	—
Greg Schoener	—	—	—	—	—	—	—
Salvatore Zizza	—	—	—	—	—	—	—
Robert Weerts	—	—	—	—	—	—	—

(1)	Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 718.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of August 1, 2025, the Registrant had 57,386,476 shares of common stock issued and 56,682,167 shares of common stock outstanding. (balance of 704,309 shares are owned by Centerpoint, the Company’s majority-owned subsidiary).

The following table sets forth certain information regarding the beneficial ownership of our common stock as of August 1, 2025 by:

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

Name and Address	Number	Percent of Class Outstanding	Entitled To Vote

Centerpoint Corporation(1) c/o PO Box 323 Old Bethpage, NY 11604	704,309	1.2%	—

Dominic Bassani Estate (2) 64 Village Hills Drive Dix Hills, NY 11746	4,364,978	7.2%	7.3%

Mark A. Smith(3) 401 N. Riverside Beach #408 Pompano Beach, FL 33062	5,024,774	8.6%	8.7%

Christopher B. Parlow(4) 23 Longbow Drive Commack, NY 11725	7,636.057	11.8%	11.9%

Danielle Lominy(5) c/o Dominic Bassani Estate 64 Village Hill Drive Dix Hills, NY 11746	8,244,803	11.8%	11.9%

Edward Schafer (6) c/o PO Box 323 Old Bethpage, NY 11804	3,102,220	5.1%	5.2%

Gregory W. Schoener (7) c/o Po Box 323 Old Bethpage New York, NY 11804	1,000,000	1.7%	1.8%

Robert Weerts (8) c/o Po Box 323 Old Bethpage New York, NY 11804	400,000	0.6%	0.7%

Craig Scott (9) 3131 North Daffodil Dr. Billings, MT 59102	4,338,276	7.0%	7.1%

Jon Northrop (10) 59 Chestnut Street Westfield, NY 14787	636,135	1.0%	1.1%

Salvatore Zizza (11) 641 Lexington Avenue, 20th Floor New York, NY 10022	155,112	0.2%	0.2%

Stephan Posner (12) 219 Augusta Ct. Roslyn, NY 11576	533,078	0.9%	0.9%

All executive officers and directors as a group (10 persons)	7,062,601	11.3%	11.4%

(1)	Centerpoint Corporation is currently majority owned by the Company. Under Colorado law, Centerpoint Corporation is not entitled to vote these shares unless otherwise ordered by a court. These shares of common stock may be distributed to the shareholders of Centerpoint Corporation at a future date pursuant to a dividend declared during July 2004. The shares distributed to Bion, if any, will be cancelled immediately upon receipt.

(2)	Includes 535,221 shares, 1,215,000 shares underlying warrants held directly by Linda Bassani, and 909,747 shares held in IRA accounts. The total also includes: a) 773,354 shares of common stock and 515,827 underlying warrants that could be issued on the conversion (at the election of The Bassani Estate) of a convertible note in the amount of $386,677, (convertible @ $0.50 price) and b) 282,305 shares of common stock that could be issued on the conversion (at the election of The Bassani Estate) of a convertible note in the amount of $169,383 (convertible @ $0.60 price) and c) 68,754 shares of common stock that could be issued on the conversion (at the election of The Bassani Estate) of Adjusted Convertible Note in the amount of $7,906 (convertible @$.115 price) and d) 64,770 shares of common stock that could be issued on the conversion (at the election of The Bassani Estate) of deferred compensation in the amount of $12,306. Mrs. Bassani disclaims beneficial ownership of shares and warrants owned by various other family members (including Christopher Parlow and Danielle Lominy who are itemized separately), none of whom live with her or are her dependents, and such shares are not included in this calculation. (Effective 9/15/2025, Linda Bassani agreed to a settlement along with her children (Danielle Lominy and Christopher Parlow (referred to collectively as “Holders) with the Company. In consideration of the cancellation of various obligations and security instruments held by the Holders, including without limitation deferred compensation, convertible notes and warrants, the Holders (as a whole) will receive, in aggregate 7,200,000 shares of common stock).

(3)	Includes 2,354,822 shares held directly by Mr. Smith, and 1,626,323 shares held by Mr. Smith’s wife. Also includes 12,681 shares of common stock held by held by LoTayLingKyur Foundation and 85,354 shares of common stock held by LoTayLingKyur LLC which is controlled by Mr. Smith and his wife. Also includes 251,838 shares and 251,838 warrants underlying units that could be issued on the conversion by Mr. Smith of his 2020 Convertible Obligation in the aggregate amount of $125,918 Mr. Smith has the option to convert this amount into units with each unit consisting of 1 share of common stock and 1 warrant exercisable at $0.75 per share. The conversion price will be $.50 per unit. Also includes 441,918 shares of common stock that could be issued on the conversion (at the election of Mr. Smith) of deferred compensation in the amount of $83,964. Does not include shares and warrants owned by various other family members of which Mr. Smith disclaims beneficial ownership. Mr. Smith retired on 7/31/2024. (Effective 9/15/2025, Mr. Smith agreed to a settlement with the Company. In consideration of the cancellation of various obligations and security instruments held by Mr. Smith including without limitation deferred compensation, convertible notes, and warrants, Mr. Smith will receive 400,000 shares of common stock).

(4)	Includes 2,005 shares held directly by Christopher Parlow, 65,000 shares held jointly with wife, 250,000 shares owned by the Christopher Parlow Trust and 50,000 shares owned by Christopher Parlow’s minor daughters. Also includes 995,250 shares underlying warrants held by the Christopher Parlow Trust, 147,154 shares underlying warrants held jointly with wife, 150,000 warrants held directly by Mr. Parlow and 459,780 shares underlying warrants held by Mr. Parlow’s minor daughters. In addition, Christopher is the 50% beneficial owner of the Dominic Bassani 2019 Irrevocable Trust (“2019 Trust”) which owns 3,000,000 warrants to purchase shares of the Company’s common stock and as a result, Christopher Parlow is the beneficial owner of 1,500,000 shares underlying exercise of the warrants. Additionally, the 2019 Trust owns $459,277 principal amount of the Company’s Adjusted 2020 Convertible Obligations (“CVObligation”) which is convertible @$.0953 into 4,819,277 shares and 3,214,458 warrants. As a result, Christopher Parlow is the beneficial owner of 2,409,639 shares underlying conversion of the CVObligation and 1,607,229 shares underlying the warrants issuable on conversion of the CVObligation. (Effective 9/15/2025, Christopher Parlow agreed to a settlement along with his sister Danielle Lominy and mother Linda Bassani (referred to collectively as “Holders) with the Company. In consideration of the cancellation of various obligations and security instruments held by the Holders, including without limitation deferred compensation, convertible notes and warrants, the Holders (as a whole) will receive, in aggregate, 7,200,000 shares of common stock).

(5)	Includes 170,000 shares held directly by Danielle Lominy (formerly Danielle Bassani), 892,727 shares underlying warrants held by The Danielle Christine Bassani Trust, 400,000 shares owned by the Danielle Bassani Trust, 311,458 shares underlying warrants, 105,000 shares underlying warrants owned jointly with husband and 230,000 shares underlying warrants owned by Danielle Lominy’s minor daughter. In addition, Danielle is the 50% beneficial owner of the Dominic Bassani 2019 Irrevocable Trust (“2019 Trust”) which owns 3,000,000 warrants to purchase shares of the Company’s common stock and, as a result Danielle Lominy is the beneficial owner of 1,500,000 shares underlying exercise of the warrants. Additionally, the 2019 Trust owns $459,277 principal amount of the Company’s Adjusted 2020 Convertible Obligation (“CVObligation”) which is convertible @ $.0953 into 4,819,277 shares and 3,214,458 warrants. As a result, Danielle Lominy is the beneficial owner of 2,409,639 shares underlying conversion of the CVObligation and 1,607,229 shares underlying the warrants issuable on conversion of the CVObligation (Effective 9/15/2025, Danielle Lominy agreed to a settlement along with her brother Christopher Parlow and mother Linda Bassani (referred to collectively as “Holders) with the Company. In consideration of the cancellation of various obligations and security instruments held by the Holders, including without limitation deferred compensation, convertible notes and warrants, the Holders (as a whole) will receive, in aggregate, 7,200,000 shares of common stock).

(6)	Includes 158,254 shares held directly by Mr. Schafer, options to purchase 1,215,000 shares and warrants to purchase 23,934 shares. Also includes 1,070,021 shares and 535,011 warrants underlying units that could be issued on the conversion by Mr. Schafer of his Adjusted Convertible Obligation in the amount of $101,973. Mr. Schafer has the option to convert this amount into units with each unit consisting of 1 share of common stock and ½ warrant exercisable at $0.75 per share. The conversion price is $.0953 per unit. Mr. Schafer retired from the Board of Directors on 12/31/2024. (Effective 9/15/2025, Mr. Schafer agreed to a settlement with the Company. In consideration of the cancellation of various obligations and security instruments held by Mr. Schafer, including without limitation, convertible notes, warrants and options, Mr. Schafer will receive 501,746 shares of common stock).

(7)	Includes 700,000 shares held directly by Mr. Schoener and warrants to purchase 300,000 shares. Mr. Schoener is a 20% owner of a convertible promissory note in the principal amount of $500,000. The note is secured by the Company’s Intellectual Property (IP/Patents). This note is not included in Mr. Schoener’s beneficial ownership calculations

(8)	Includes 400,000 shares held directly by Mr. Weerts. Mr. Weerts is a 20% owner of a convertible promissory note in the principal amount of $500,000. The note is secured by the Company’s Intellectual Property (IP)/Patents. This note is not included in Mr. Weerts’ beneficial ownership calculations

(9)	Includes 478,444 shares held directly by Mr. Scott, 4,000 shares held by his spouse, 1,545,000 shares underlying options and 573,747 shares underlying warrants held directly by Mr. Scott. This also includes 1,737,085 shares of common stock that could be issued on the conversion (at the election of Mr. Scott) of deferred compensation in the amount of $330,046. Mr. Scott’s spouse is the owner of a convertible promissory note in the principal amount of $25,000. The note is secured by the Company’s intellectual property (IP)/Patents. This note is not included in Mr. Scott’s beneficial ownership calculations.

(10)	Includes 118,635 shares held directly by Mr. Northrop and options to purchase 517,500 shares held by Mr. Northrop. Does not include shares or options owned by the adult children of Mr. Northrop nor his former wife.

(11)	Includes 105,112 shares of common stock and 50,000 shares of common stock underlying options held directly by Mr. Zizza.

(12)	Includes 357,178 shares held directly by Mr. Posner and 150,900 held in IRA Accounts. Also includes 25,000 shares underlying warrants. Mr. Posner is the owner of a convertible promissory note in the principal amount of $25,000. The note is secured by the Company’s intellectual property (IP)/Patents. This note is not included in Mr. Posner’s beneficial ownership calculations.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the employment/consulting agreements, deferred compensation arrangements and conversions of debt described above in Item 1 Business and Item 11 Executive Compensation, there are no related party transactions.

Four directors of the Company (Jon Northrop, Salvatore Zizza, Stephen Posner, and Bob Weertz) are considered to be independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the fiscal year ended June 30, 2024 by Haynie & Company for professional services rendered for the audit of the Company’s annual financial statements and reviews of the interim financial statements included in the Company’s quarterly reports on Form 10-Q (and related matters) were $83,000.

The aggregate fees billed for the fiscal year ended June 30, 2025 by Haynie & Company for professional services rendered for the audit of the Company’s annual financial statements and reviews of the interim financial statements included in the Company’s quarterly reports on Form 10-Q (and related matters) were $84,000.

Audit Related Fees

There were no fees billed by Haynie & Company for audit-related fees in the last fiscal year ended June 30, 2025.

Tax Fees

The aggregate fees billed for tax services rendered by Haynie & Company for tax compliance and related services for the year ended June 30, 2025 was nil.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit Number	Description and Location

3.1	Amended and Restated Articles of Incorporation of Bion Environmental Technologies, Inc., filed with the Secretary of State of the State of Colorado on April 11, 2022. (Incorporated by reference to Exhibit 3.1 filed with Form 8-K filed on April 12, 2022).
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 filed with Form 8-K filed on January 4, 2022).
10.1	Subscription Agreement dated January 10, 2002 between Bion Environmental Technologies, Inc. and Centerpoint Corporation regarding issuance of stock in exchange for cash and claims regarding Aprilia (Incorporated by reference to Exhibit 10.1 filed with Form 10SB12G on November 14, 2006).
10.2	Agreement dated March 15, 2002 and effective January 15, 2002 between Bion Environmental Technologies, Inc. and Centerpoint Corporation regarding purchase of warrant and management agreement (Incorporated by reference to Exhibit 10.2 filed with Form 10SB12G on November 14, 2006).
10.3	Agreement dated February 12, 2003 between Bion Environmental Technologies, Inc. and Centerpoint Corporation canceling provisions of the Subscription Agreement by and between Bion Environmental Technologies, Inc. and Centerpoint Corporation (Incorporated by reference to Exhibit 10.3 filed with Form 10SB12G on November 14, 2006).
10.4	Promissory Note and Security Agreement between Bion Environmental Technologies, Inc. and Bright Capital, LLC (Incorporated by reference to Exhibit 10.4 filed with Form 10SB12G on November 14, 2006).
10.5	Letter Agreement with Bright Capital, Ltd. (Incorporated by reference to Exhibit 10.8 filed with Form 10SB12G on November 14, 2006).
10.6	Amended Agreement with Centerpoint Corporation dated April 23, 2003 (Incorporated by reference to Exhibit 10.10 filed with Form 10SB12G on November 14, 2006).
10.7	Promissory Note and Conversion Agreement between Bion Environmental Technologies, Inc. and Mark A. Smith related to deferred compensation (Incorporated by reference to Exhibit 10.21 filed with Form 10SB12G on November 14, 2006).
10.8	Promissory Note and Conversion Agreement between Bion Environmental Technologies, Inc. and Bright Capital, Ltd. related to deferred compensation (Incorporated by reference to Exhibit 10.22 filed with Form 10SB12G on November 14, 2006).
10.9	Employment agreement with Mark A. Smith (Incorporated by reference to Exhibit 10.23 filed with Form 10SB12G on November 14, 2006).
10.10	Employment agreement with Bright Capital, Ltd. (Incorporated by reference to Exhibit 10.25 filed with Form 10SB12G on November 14, 2006).
10.11	Employment agreement with Jeremy Rowland (Incorporated by reference to Exhibit 10.27 filed with Form 10SB12G on November 14, 2006).
10.12	2006 Consolidated Incentive Plan (Incorporated by reference to Exhibit 10.29 filed with Form 10SB12G on November 14, 2006).
10.13	Memo to Dominic Bassani & Bright Capital, Ltd. dated October 16, 2006 regarding Change in Title/Status of DB/Amendment to Brightcap Agreement (Incorporated by reference to Exhibit 10.30 filed with Form 10SB12G on November 14, 2006).
10.14	Promissory Note and Conversion Agreement for Mark Smith, dated January 1, 2007 (Incorporated by reference to Exhibit 10.31 filed with Form 10SB12G/A on February 1, 2007).
10.15	Promissory Note and Conversion Agreement for Bright Capital, Ltd., dated January 1, 2007 (Incorporated by reference to Exhibit 10.35 filed with Form 10SB12G/A on February 1, 2007).
10.16	Extension Agreement dated March 31, 2007 between the Company and Mark A Smith (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on April 3, 2007)
10.17	Form of Note dated March 31, 2007 in the amount of $151,645.89 in favor of Mark A. Smith (Incorporated by reference to Exhibit 10. 2 filed with Form 8-K filed on April 3, 2007)
10.18	Form of Note dated March 31, 2007 in the amount of $455.486.30 in favor of Bright Capital, Ltd. (Incorporated by reference to Exhibit 10.4 filed with Form 8-K filed on April 3, 2007)
10.19	Memorandum of Understanding with Kreider Farms (Incorporated by reference to Exhibit 99.1 filed with Form 8-K filed on February 27, 2008)
10.20	Subscription Agreement from Bright Capital, Ltd. (Incorporated by reference to Exhibit 99.1 filed with Form 8-K filed on June 3, 2008)

10.21	Amendment to 2006 Consolidated Incentive Plan (Incorporated by reference to Exhibit 99.2 filed with Form 8-K filed on June 3, 2008)
10.22	Agreement between the Company and Mark A. Smith dated May 31, 2008 (Incorporated by reference to Exhibit 99.3 filed with Form 8-K filed on June 3, 2008).
10.23	Promissory Note between Bion Environmental Technologies, Inc. and Dominic Bassani (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on September 30, 2008).
10.24	Promissory Note between Anthony Orphanos and Bion dated October 30, 2008, Guaranteed by Dominic Bassani (Incorporated by reference to Exhibit 10.3 filed with Form 8-K filed on November 13, 2008).
10.25	Addendum to Settlement Agreement and Release Stipulation from Bion, Bion Dairy and Mark Smith dated October 31, 2008 (Incorporated by reference to Exhibit 10.4 filed with Form 8-K filed on November 13, 2008).
10.26	Kreider Farms Agreement (September 25, 2008): REDACTED (Incorporated by reference to Exhibit 10.1 filed with Form 10-Q filed on November 14, 2008).
10.27	Amendment #3 to 2006 Consolidated Incentive Plan (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on January 6, 2009).
10.28	Agreement between Bright Capital, Ltd. and Dominic Bassani and Bion effective January 11, 2009 (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on January 15, 2009).
10.29	Agreement between Mark A. Smith and Bion effective January 12, 2009 (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on January 15, 2009).
10.30	Orphanos Extension Agreement dated January 13, 2009 (Incorporated by reference to Exhibit 10.3 filed with Form 8-K filed on January 15, 2009).
10.31	Extension Agreement with Mark A. Smith. (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on August 18, 2010).
10.32	Agreement with Edward Schafer (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on August 18, 2010).
10.33	Schafer Employment Agreement (dated December 21, 2010) (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on December 6, 2010).
10.34	Biography of Edward T. Schafer (Incorporated by reference to Exhibit 10.3 filed with Form 8-K filed on December 6, 2010).
10.35	Kreider Farms Clarification Agreement (Incorporated by reference to Exhibit 10.3 filed with Form 8-K filed on March 16, 2011).
10.36	PADEP Certification of Kreider Poultry Credits (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on June 1, 2011).
10.37	Bassani/Bright Capital Extension Agreement (executed August 31, 2011) (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on September 2, 2011).
10.38	Smith Extension Agreement (executed August 31, 2011) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on September 2, 2011).
10.39	Bloom Employment Agreement (executed September 30, 2011) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on October 4, 2011).

10.40	Extension/Conversion Agreement with Smith and Bassani (dated March 31, 2012) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on April 4, 2012).
10.41	Memorialization of extension of Maturity of Bassani convertible deferred compensation (dated July 31, 2012) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on August 3, 2012).
10.42	Memorialization of Smith Extension Agreement (dated August 14, 2012) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on August 21, 2012).
10.43	Memorialization of Bassani Extension Agreement (dated August 14, 2012) (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on August 21, 2012).
10.44	Memorialization of Schafer Agreement (dated August 21, 2012) (Incorporated by reference to Exhibit 10.3 filed with Form 8-K filed on August 21, 2012).
10.45	Board Ratification dated May 5, 2013 (Incorporated by reference to Exhibit 10.1 filed with Form 10-Q filed on May 14, 2013).
10.46	Demand Promissory Note dated May 13, 2013 (Incorporated by reference to Exhibit 10.2 filed with Form 10-Q filed on May 14, 2013).
10.47	Extension Agreement with Mark A. Smith (w/o exhibits) (February 10, 2015) (Incorporated by reference to Exhibit 10.1 filed with Form 10-Q filed on February 11, 2015).
10.48	Extension Agreement with Dominic Bassani (w/o exhibits) (February 10, 2015) (Incorporated by reference to Exhibit 10.2 filed with Form 10-Q filed on February 11, 2015).
10.49	Agreement with Edward Schafer (w/o exhibits) (February 10, 2015) (Incorporated by reference to Exhibit 10.3 filed with Form 10-Q filed on February 11, 2015).
10.50	Convertible Promissory Note between the Company and Dominic Bassani dated September 8, 2015 (Incorporated by reference to Exhibit 10.96 filed with Form 10-K filed on September 22, 2015).
10.51	Convertible Promissory Note between the Company and Edward Schafer dated September 8, 2015 (Incorporated by reference to Exhibit 10.97 filed with Form 10-K filed on September 22, 2015).
10.52	Convertible Promissory Note between the Company and Anthony Orphanos dated September 8, 2015 (Incorporated by reference to Exhibit 10.98 filed with Form 10-K filed on September 22, 2015).
10.53	Kreider Poultry Joint Venture Agreement (May 5, 2016) (Incorporated by reference to Exhibit 10.1 filed with Form 10-Q filed on May 9, 2016).
10.54	Bassani Warrant Purchase effective August 1, 2018 (Incorporated by reference to Exhibit 10.100 filed with Form 10-K filed on September 24, 2019).
10.55	Smith Warrant Purchase effective August 1, 2018 (Incorporated by reference to Exhibit 10.101 filed with Form 10-K filed on September 24, 2019).
10.56	Amendment #9 to 2006 Consolidated Incentive Plan, as amended (Incorporated by reference to Exhibit 10.102 filed with Form 10-K filed on September 24, 2019).
10.57	Lease (executed September 23, 2021) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on September 29, 2021).
10.58	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 filed with Form 10SB12G on November 14, 2006).
10.59	Buflovak/Hebeler Purchase Order (January 28, 2022)(without Technical Details and Standard Terms and Conditions) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on February 1, 2022)
10.60	Agreement with BioNTech SE re sale/purchase of domain name <biontech.com> (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on March 25, 2022)
10.61	Bion Environmental Technologies, Inc. 2021 Equity Incentive Award Plan. (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on January 4, 2022).
10.62	William O’Neill Employment Agreement (effective May 1, 2022) (without exhibits). (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on May 3, 2022).
10.63	Letter of Intent with Ribbonwire Ranch (July 20, 2022). (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on July 27, 2022).
10.64	Letter of Intent Transparency Wise LLC (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on November 17, 2023).
10.65	Form of Bassani Family Agreement (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on April 3, 2024).
10.66	Form of MAS Agreement (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on April 3, 2024).
10.67	S. Craig Scott Resume (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on June 4, 2024).
10.68	Gregory Schoener Background (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on June 4, 2024).
10.69	Turk Stoval Resume (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on June 20, 2024).
10.70	Bassani Family 20% Give Back List dated 6/30/2024 (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on July 3, 2024).
10.71	OMRI Status Notification for Bion (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on August 29, 2024).
10.72	Dilling Group Summons (Incorporated by reference to Exhibit 99.1 filed with Form 8-K filed on April 7, 2025).
10.73	Hamstra Builders Summons (Incorporated by reference to Exhibit 99.1 filed with Form 8-K filed on April 17, 2025).
10.74	Perfect Blend LOI (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on May 30, 2025).
10.75	Yield RMG LOI (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on May 30, 2025).
10.76	BLG Forbearance Agreement (Incorporated by reference to Exhibit 10.3 filed with Form 8-K filed on May 30, 2025).
10.77	BLG Second Forbearance Agreement (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on July 24, 2025).
10.78	Bion BLG Promissory Note (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on July 24, 2025).
10.79	BLG Security Agreement (Incorporated by reference to Exhibit 10.3 filed with Form 8-K filed on July 24, 2025).
19.1	Insider Trading Policy
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Filed herewith electronically.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Filed herewith electronically.
32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350. Furnished*
32.2	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350. Furnished*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Bion Environmental Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bion Environmental Technologies, Inc. (the Company) as of June 30, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Equity Transactions and Convertible Debt Transactions

As discussed in Note 5 and Note 6 to the financial statements, the Company has numerous equity-based agreements, including stock options and warrants issued for services and debt convertible into units (which include common stock and warrants). These agreements require management to estimate the value of options and warrants issued for services on the measurement date, constituting a significant management estimate subject to possible management bias, or include complicated calculations when debt is converted to equity, which requires significant knowledge for evaluation. During the year ended June 30, 2025, the Company recorded interest expense related to the modification of warrants in the amount of $180,930, and modification expense related to the extension of options and warrants of $332,128 and $511,410, respectively.

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

Salt Lake City, Utah

September 29, 2025

\

 BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2025	June 30, 2024

ASSETS

Current assets:
Cash	$4,441	$52,212
Prepaid expenses	15,602	16,723
Deposits and other assets	9,190	6,000

Total current assets	29,233	74,935

Operating lease right-of-use asset	—	36,622
Property and equipment, net (Note 3)	—	695

Total assets	$29,233	$112,252

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$2,764,769	$2,703,651
Deferred compensation (Note 4)	1,173,237	890,223
Convertible notes payable - affiliates (Note 5)	1,742,241	1,708,649
Convertible note payable (Note 5)	568,161	—
Convertible bridge note payable (Note 5)	454,957	418,659
Note payable - related party (Note 5)	423,053	—
Operating lease liability, current (Note 8)	—	36,431

Total current liabilities	7,126,418	5,757,613

Convertible notes payable (Note 5)	—	125,567

Total liabilities	7,126,418	5,883,180

Equity (deficit):
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 50,000 shares authorized, no shares issued and outstanding	—	—
Series C Convertible Preferred stock, $0.01 par value, 60,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 250,000,000 shares authorized, 57,386,476 and 57,227,248 shares issued, respectively; 56,682,167 and 56,522,939 shares outstanding, respectively	—	—
Additional paid-in capital	134,677,594	133,623,927
Subscription receivable - affiliates (Note 7)	(504,650)	(504,650)
Accumulated deficit	(141,307,702)	(138,927,778)

Total Bion's stockholders’ equity (deficit)	(7,134,758)	(5,808,501)

Noncontrolling interest	37,573	37,573

Total equity (deficit)	(7,097,185)	(5,770,928)

Total liabilities and (deficit)	$29,233	$112,252

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2025 AND 2024

	2025	2024

Revenue	$—	$—

Operating expenses:
General and administrative (including stock-based compensation)	2,145,151	2,045,849
Depreciation	695	1,582
Research and development (including stock-based compensation)	21,671	23,416

Total operating expenses	2,167,517	2,070,847

Loss from operations	(2,167,517)	(2,070,847)

Other (income) expense:
Interest income	(62)	(652)
Gain (loss) on disposal of assets	—	972
Interest expense	310,714	159,523
Gain on debt forgiveness	(98,245)	—
Loss on Impairment	—	9,460,425

Total other expense	212,407	9,620,268

Net (loss)	(2,379,924)	(11,691,115)

Net (loss) attributable to the noncontrolling interest	—	—

Net (loss) applicable to Bion's common stockholders	$(2,379,924)	$(11,691,115)

Net (loss) applicable to Bion's common stockholders
per basic and diluted common share	$(0.04)	$(0.22)

Weighted-average number of common shares outstanding:
Basic and diluted	56,682,167	51,995,654

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED JUNE 30, 2025 AND 2024

	Bion's Stockholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in	Subscription Receivables for	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Shares	deficit	interest	equity/(deficit)

Balances, June 30, 2023	—	$—	—	$—	48,880,237	$—	131,935,418	$(504,650)	$(127,236,663)	$37,573	$4,231,678
Sale of units	—	—	—	—	593,589	—	610,742	—	—	—	610,742
Warrants exercised for common shares	—	—	—	—	38,000	—	28,500	—	—	—	28,500
Warrants exercised under cashless exercise	—	—	—	—	6,131,945	—	—	—	—	—	—
Options exercised under cashless exercise	—	—	—	—	3,661	—	—	—	—	—	—
Issuance of units for services	—	—	—	—	89,847	—	112,321	—	—	—	112,321
Issuance of warrants for services	—	—	—	—	—	—	5,000	—	—	—	5,000
Vesting of options for employees and services	—	—	—	—	—	—	(18,315)	—	—	—	(18,315)
Vesting of warrants for employees and services	—	—	—	—	—	—	(13,012)	—	—	—	(13,012)
Debt modification	—	—	—	—	—	—	(33,720)	—	—	—	(33,720)
Giveback of convertible liabilities and debt from affiliates	—	—	—	—	—	—	726,236	—	—	—	726,236
Conversion of debt and liabilities	—	—	—	—	1,489,969	—	140,951	—	—	—	140,951
Modification of warrants	—	—	—	—	—	—	150,206	—	—	—	150,206
Commission on sale of units	—	—	—	—	—	—	(20,400)	—	—	—	(20,400)
Net loss	—	—	—	—	—	—	—	—	(11,691,115)	—	(11,691,115)
Balances, June 30, 2024	—	$—	—	$—	57,227,248	$—	$133,623,927	$(504,650)	$(138,927,778)	$37,573	$(5,770,928)
Issuance of units for services	—	—	—	—	159,228	—	34,500	—	—	—	34,500
Modification of warrants	—	—	—	—	—	—	692,339	—	—	—	692,339
Modification of options	—	—	—	—	—	—	332,128	—	—	—	332,128
Commission on the sales of units							(5,300)		—	—	(5,300)
Net loss	—	—	—	—	—	—	—	—	(2,379,924)	—	(2,379,924)
Balances, June 30, 2025	—	$—	—	$—	57,386,476	$—	$134,677,594	$(504,650)	(141,307,702)	37,573	$(7,097,185)

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2025 AND 2024

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,379,924)	$(11,691,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	695	1,582
Impairment of Assets	—	9,460,425
Accrued interest on loans payable, deferred compensation and other	310,714	159,523
Stock- based compensation	843,537	(16,325)
Stock-based compensation for services	34,500	112,321
Warrants issued for compensation for services	—	5,000
Forgiveness of debt	(98,245)	—
Increase (decrease) in prepaid expenses	(2,069)	62
Increase in accounts payable and accrued expenses	155,117	345,410
(Increase) decrease in operating lease assets and liabilities	191	(10,384)
Increase in deferred compensation	267,250	784,332

Net cash used in operating activities	(868,234)	(849,169)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(869,398)
Disposal of property and equipment	—	973

Net cash used in investing activities	—	(868,425)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of units	—	610,742
Commission on the sale of units and convertible debt	(5,300)	(20,400)
Proceeds from convertible loan	426,000	125,000
Proceeds from note payable loan - related party	399,763	—
Proceeds from convertible bridge note payable	—	400,000
Proceeds from exercise of warrants	—	28,500

Net cash provided by financing activities	820,463	1,143,842

Net decrease in cash	(47,771)	(573,752)

Cash at beginning of year	52,212	625,964

Cash at end of year	$4,441	$52,212

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Non-cash investing and financing transactions:
Adjustment for debt modification from giveback agreements	$—	$17,734
Adjustment for deferred compensation modification from giveback agreements	$—	$708,502
Conversion of debt and liabilities into common units	$—	$140,951
Conversion of deferred compensation to notes payable	$—	$80,767
Capitalized interest in property and equipment	$—	$62,163
Purchase of property and equipment for accounts payable	$—	$1,681,105

 See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2025 AND 2024

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

Until recently, we believed that the best opportunity for the Company to prove its technology, along with the sustainable beef concept, was with the Stovall Ranch, in Montana. In June 2024, Bion formed a strategic relationship with Turk Stovall and Stovall Ranching Companies. Bion and Stovall agreed to establish a JV, to be led by Mr. Stovall, with the goal of developing a 16,000-head sustainable beef project at Stovall’s Yellowstone Cattle Feeders (‘YCF’) location in Shepherd, Montana. We anticipated establishing the Stovall-Bion JV and creating related distribution agreements with key value chain partners, with the intent to begin construction in the first quarter of 2025. However, due to several factors, including 1) the extended development timeline to reach revenues at Stovall (which could be at least two years or more), 2) a need to both prove our technology at full-scale as quickly as possible, and 3) enter the fertilizer markets with product in the 2026 growing season, at the end of calendar 2024 we shifted our focus to smaller ‘bolt-on’ opportunities in both the animal waste and industrial sectors that we think can be developed more quickly.

Bion’s patents were expanded in 2024 to include industrial and municipal wastewater sources, in addition to animal waste streams that were previously covered. To that end, Bion has directed most of its limited resources to pursuing opportunities to apply its Ammonia Recovery System (ARS) as a bolt-on or ‘standalone’ ammonia control solution in the industrial sector. In such cases, the ARS would be deployed as an ammonia control solution (vs integrated into a Bion Gen3Tech livestock platform) for facilities (both new and existing) that produce biogas from organic waste streams, such as food, food processing, and livestock packing/slaughter. These facilities are subject to EPA-mandated discharge limits that require ammonia control or face other limitations on ammonia/nitrogen in the effluent from biogas production. We will also seek to identify opportunities to provide ammonia control solutions in the livestock/animal waste at existing farms with anaerobic digesters already in place (which will also shorten the development timeline). While we have not abandoned developing new integrated livestock projects with our Gen3tech platform, we believe there is a robust opportunity to provide bolt-on ammonia control solutions to the operators of their own biogas projects, and we are now devoting almost all of our resources to developing this opportunity.

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

During the year ended June 30, 2025 the Company had a loss of $2,380,000 including $844,000 non-cash compensation expenses related to extension of warrants and options.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2025 AND 2024

The constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company’s efforts to operate and develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company is able to raise needed funds during the subsequent fiscal year, of which there is no assurance, management will not need to consider deeper cuts (including additional personnel cuts) and/or curtailment of ongoing activities including research and development activities. The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, and to develop Projects. The Company anticipates that it may seek to raise from $3,000,000 to $10,000,000 or more debt and/or equity through sale of its equity securities (common, preferred and/or hybrid) and/or debt (including convertible) securities, and/or through use of ‘rights’ and/or warrants (new and/or existing) and/or license payments and/or through other means during the next twelve months. Further, Bion may be required to fund $15 million (or more) in project finance for the initial ARS project, in a combination of debt financing and equity investment. However, as discussed above, there is no assurance, especially in light of the difficulties the Company has experienced in many recent years and the extremely unsettled capital markets that presently exist for small pre- revenue companies like us, that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business and Projects. Ultimately, in the event the Company cannot secure additional financial resources, or complete a strategic transaction in the longer term, the Company may need to curtail or suspend its operational plans or current initiatives, or potentially liquidate its business interests, and investors may lose all or part of their investment.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management’s plans with regard to these conditions.

Management’s Plan

The Company continues to explore sources of financing to satisfy its current operating requirements and future growth needs. The Company faced substantial demand for capital and operating expenditures during fiscal year 2025, which we expect to increase for the periods thereafter as we move toward commercial implementation of our ARS (including costs associated with additions of personnel to carry out the business activities of the Company). As a result, the Company has faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring most of their cash compensation and/or are accepting compensation in the form of securities of the Company and members of the Company's senior management have from time-to-time made loans to the Company in the past and may do so in future periods.

To help alleviate short-term cash needs for continued operations, in August, three affiliates of the Company (Greg Schoener, Interim COO & Director; Turk Stovall, Director; Bob Weerts, Director) and two shareholders (one of whom is the brother of Greg Schoener) began advancing money to Bion to cover critical payables. They subsequently formed a loan group, BION BLG, LLC (“BLG”), and have continued to provide short-term funding for Bion in a secured promissory note of up to $500,000. Schoener, Weerts, and the two non-affiliate members were also large Bion shareholders, prior to the formation of BLG. As a group, Schoener, Stovall, and Weerts own 60% of BLG, which has a security interest in the Company’s Intellectual Property. The BLG note will bear interest at a rate of 7.5% per annum and the maturity date is April 15, 2025, see further details in subsequent events. As of the filing date, BLG has advanced 407,384. The BLG note will convert into Units (shares and/or warrants) in the Company at the terms of a later capital raise, in which Bion crosses the threshold of $3 (three) million in aggregate capital raised (or other source of funding, and other terms as defined in the note). If the Company is unable to complete such funding within six (6) months, it will be in default of the BLG note, which is secured by the Company’s Intellectual Property (“IP” “Collateral”). BLG will share the Collateral on a pro rata basis with investors in a secured promissory note with similar terms being offered to previous Bion investors. The BLG note and security agreements contain other terms set forth therein and are included as exhibits to this filing.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2025 AND 2024

In November 2024, the Company launched a series of secured promissory note offerings to previous investors/shareholders (and certain others)(Shareholder Notes) with similar terms to the BLG note. Based on feedback from shareholders and registered representatives with which the Company has long standing relationships, management believed at that time that sufficient capital could be raised with this group to 1) continue to cover critical payables to maintain operations that will allow the Company to finish the engineering report and technology demonstration at Fair Oaks, 2) move forward with pre-development work on the Stovall project, 3) continue discussions with potential strategic partners, and 4) position ourselves for the larger offering/ funding that will be required. As of the filing date, Bion has raised $611,000     in the Shareholder Note offerings. Further, Bion has changed its focus from pre-development work on the Stovall project, to an initial bolt-on project at an existing facility.

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

Bion is currently in discussions with several potential strategic partners in engineering, renewable energy (biogas/RNG) and clean fuels, organic fertilizer distribution, and others involved in reducing the environmental footprint of biogas and livestock production. With today’s U.S, and global emphasis on decarbonizing energy and the food supply chain, and their impacts on water and air pollution, the sectors have become closely intertwined. They are evolving quickly, and integrated solutions have become increasingly desired, but complex. Bion is now evaluating engineering and construction firms, biogas operators, and others as potential development partners for industrial and livestock opportunities. Further, with the recent OMRI Listing for its commercial fertilizer, the Company has initiated discussions with several large U.S. fertilizer manufacturers and distributors that have expressed interest in the product. Bion believes that such relationships could entail a direct investment in Bion, licensing fee, or some other ‘up front’ financial benefit to Bion, although there is no assurance that they will. The Company recently finished data acquisition at Fair Oaks needed to complete an independent engineering report that is critical to demonstrating the technology performance and economics of its ammonia recovery technology to potential strategic partners.

THERE IS NO ASSURANCE THAT THE COMPANY WILL REACH OR APPROACH THE GOALS/TARGETS SET FORTH ABOVE. REACHING SUCH GOALS/TARGETS WILL REQUIRE RESOLUTION OF THE COMPANY’S EXISTING FINANCIAL DIFFICULTIES AND ACCESS TO VERY LARGE AMOUNTS OF CAPITAL (EQUITY AND DEBT) AS EACH ARS MODULE IS PROJECTED TO COST IN EXCESS OF $10 MILLION TO CONSTRUCT AND WILL REQUIRE MOBILIZATION OF SUBSTANTIAL PERSONNEL, TECHNICAL RESOURCES AND MANAGEMENT SKILLS. THE COMPANY DOES NOT POSSESS EITHER THE FINANCIAL OR PERSONNEL RESOURCES INTERNALLY AND WILL NEED TO SOURCE SUCH RESOURCES FROM STRATEGIC PARTNERS.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2025 AND 2024

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

Operating Segment:

The Company operates a single reportable segment: advanced waste treatment and resource recovery solutions for organic waste streams. While in the future the Company may pursue other segments—develop integrated livestock projects, implement CAFO retrofits, and exploit other opportunities to use its proprietary technology (as previously described)—at this time it is now focused entirely on bolt-on solutions for existing or planned biogas production facilities. The business is managed by the Chief Executive Officer who is the Chief Operating Decision Maker (“CODM”).  The CODM evaluates segment performance based on the operating income (loss) for purposes of allocating resources and evaluating financial performance.  The accounting policies of our single reportable segment are the same as those for the Company as a whole.

Cash and cash equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents. As of June 30, 2025 and June 30, 2024 there are no cash equivalents.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2025 AND 2024

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2025 AND 2024

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

Income (Loss) per share:

Basic income (loss) per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share assumes the conversion, exercise, or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the income (loss) per share or increase the earnings per share. During the years ended June 30, 2025 and 2024, the basic and diluted income (loss) per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants and options (as if exercised) and convertible securities (as if converted) that have been excluded from the calculation of basic income (loss) per share:

	June 30, 2025	June 30, 2024
Warrants	15,910,225	17,147,725
Options	4,891,600	5,001,600
Convertible debt	12,902,947	9,340,750

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2025 AND 2024

The following is a reconciliation of the denominators of the basic and diluted income (loss) per share computations for the years ended June 30, 2025 and 2024.

	Year ended June 30, 2025	Year ended June 30, 2024
Shares issued – beginning of period	57,227,248	48,880,237
Shares held by subsidiaries (Note 6)	(704,309)	(704,309)
Shares outstanding – beginning of period	56,522,939	48,175,928
Weighted average shares issued during the period	159,228	3,819,726
Diluted weighted average shares – end of period	56,682,167	51,995,654

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

ASU 2023-07: Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, which amends Topic 280, Segment Reporting. The update is designed to improve financial reporting by requiring public entities to disclose more detailed and disaggregated information about their reportable segments.

Key changes introduced by ASU 2023-07 include the requirement for public entities to disclose significant expense categories for each reportable segment, applicable to expenses regularly provided to the chief operating decision maker (CODM). Entities with a single reportable segment must now provide all segment disclosures required by Topic 280. The expanded disclosures are required for both annual and interim periods. Entities may report multiple measures of segment profit or loss, as long as one aligns with U.S. GAAP. Additionally, the title and position of the CODM and an explanation of how the reported profit or loss measures are used must be disclosed.

ASU 2023-07 is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments are applied retrospectively unless impractical, and prior-period segment information should be recast to conform to the new presentation.

The adoption of ASU 2023-07 primarily impacts the disclosures in the notes to the consolidated financial statements by requiring more detailed segment expense information. It does not affect the consolidated balance sheets, statements of operations, or statements of cash flows. The company adopted this guidance effective June 30, 2025.

3.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	June 30, 2025	June 30, 2024
Computers and office equipment	12,607	12,607
Initial Project: construction in process	0	0
Property and equipment, gross	12,607	12,607
Less accumulated depreciation	(12,607)	(11,912)
Property and equipment, net	$—	$695

Depreciation expense was $695 and $1,582 for the years ended June 30, 2025 and 2024, respectively.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2025 AND 2024

4.       DEFERRED COMPENSATION:

The Company owes deferred compensation to various employees, former employees and consultants totaling $1,173,237 and $890,223 as of June 30, 2025 and June 30, 2024, respectively. Included in the deferred compensation balances as of June 30, 2025, are $367,500, $12,306 and $83,964 owed William O’Neill (“O’Neill”), the Company’s former CEO (until May 31, 2024), the estate/heirs of Dominic Bassani (“Bassani”), the Company’s recently deceased former Chief Operating Officer (who was Chief Executive Officer until through April 30, 2022) (NOTE: Dominic Bassani passed away on November 11, 2023.), and Mark A. Smith (“Smith”), the Company’s recently retired President, respectively.

The sums owed to Bassani and Smith are owed pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, accrues interest at 4% per annum and can be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month. The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month. The deferred compensation owed Bassani and Smith as of June 30, 2025 was $12,306 and $83,964, respectively.

O’Neill is owed a balance of $367,500 and $367,500 at June 30, 2025 and June 30, 2024, respectively, pursuant to his 2021 employment agreement. There is no interest accrual or conversion rights related to the deferred balance. O’Neill terminated his service to the Company prior to the full term of his agreement.

The Company owes deferred compensation to Craig Scott of $330,046 and $160,133 at June 30, 2025 and June 30, 2024, respectively, with similar conversion terms as those described above for Bassani and Smith, with the exception that the interest accrues at 0% to 3% per annum.

The Company also owes various consultants and employees, pursuant to various agreements, for deferred compensation of $306,920 and $202,509 as of June 30, 2025 and June 30, 2024, respectively, with similar conversion terms as those described above for Bassani and Smith, with the exception that the interest accrues at 0% to 3% per annum. The Company also owes a former employee $72,500, which is not convertible and is non-interest bearing.

Bassani and Smith have each been granted the right to convert up to $300,000 of deferred compensation balances at a price of $0.75 per share until September 15, 2025, into common shares (to be issued pursuant to the 2006 Plan). Smith also has the right to convert all or part of his deferred compensation balance into the Company’s securities (to be issued pursuant to the 2006 Plan) “at market” and/or on the same terms as the Company is selling or has sold its securities in its then current (or most recent if there is no current) private placement. Smith also received the right to transfer future deferred compensation to his 2020 Convertible Obligation at his election but such right is no longer in force.

The Company recorded interest expense of $15,764 ($10,131 with related parties) and $30,379 ($25,893 with related parties) for the years ended June 30, 2025 and 2024, respectively.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2025 AND 2024

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

Mark A. Smith (the Company’s former President)(“Smith”), Dominic Bassani (the Company’s former Chief Operating Officer) (“Bassani”) (NOTE: Dominic Bassani passed away on November 11, 2023 and is no longer an affiliate during the year ended June 30, 2025.) and Ed Schafer (Director)(“Schafer”), adjusted/reduced the principal owed to them by $1,109,649, $1,939,670 and $424,873, respectively. Subsequent to the adjustment, the adjusted portion of the 2020 Convertible Obligations were renamed Adjusted 2020 Convertible Obligations and the adjusted portion of the September 2015 Convertible Notes were renamed Adjusted September 2015 Convertible Notes. The Adjusted 2020 Convertible Obligations of Smith, Bassani and Schafer are convertible into Units (consisting of 1 share and from one half (1/2) to one (1) warrant) at prices of $.0946, $.0953, and $.0953, respectively, and the Adjusted September 2015 Convertible Notes may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.115 per share. The adjusted conversion prices slightly reduce the securities to be issued on conversion of each instrument from the amount receivable under the unadjusted instruments. The Adjusted 2020 Convertible Obligations and Adjusted September 2015 Convertible Notes do not accrue any interest until their maturity date. After the adjustment, the Company owed Smith, Bassani (and trust) and Schafer $262,154, $434,016 and $96,364, respectively, of Adjusted 2020 Convertible Obligations and Bassani and Schafer, respectively, $24,230 and $4,012 of Adjusted September 2015 Convertible Notes. The Company has extended the maturity dates to September 15, 2025.

As of June 30, 2025, the Adjusted 2020 Convertible Obligation balances, including accrued interest, owed Bassani (and his donees), Smith and Edward Schafer were $459,277, nil and $101,973, respectively. As of June 30 2024, the Adjusted 2020 Convertible Obligation balances, including accrued interest, owed Bassani (and his donees), Smith and Edward Schafer were $459,277, nil and $101,973, respectively.

As of June 30, 2025 the Adjusted September 2015 Convertible Notes balances, including accrued interest, owed Bassani Family Trusts and Schafer were $7,907 and nil respectively. As of June 30, 2024 the Adjusted September 2015 Convertible Notes balances, including accrued interest, owed Bassani Family Trusts and Schafer were $7,907 and $4,246, respectively.

On September 15, 2025, settlements were reached with Mr. Smith, Mr. Schafer, and the Bassani family, to surrender additional securities. Included in these agreements were provisions to cancel these convertible note obligations, effective on that date. For details on these settlement agreements, see Item 1, Note F above.

2020 Convertible Obligations

The 2020 Convertible Obligations (which combined/replaced prior convertible instruments dating to 2017 (or earlier), which accrue interest at either 4% per annum or 4% compounded quarterly and effective January 1, 2020 were due and payable on July 1, 2024. The 2020 Convertible Obligations (including accrued interest, plus all future deferred compensation added subsequently), are convertible, at the sole election of the holder, into Units consisting of one share of the Company’s common stock and one half to one warrant to purchase a share of the Company’s common stock, at a price of $0.50 per Unit until July 1, 2024. The maturity date of the notes has been extended to July 15, 2025. The original conversion price of $0.50 per Unit approximated the fair value of the Units at the date of the agreements; therefore, no beneficial conversion feature exists. Management evaluated the terms and conditions of the embedded conversion features based on the guidance of ASC 815-15 “Embedded Derivatives” to determine if there was an embedded derivative requiring bifurcation. An embedded derivative instrument (such as a conversion option embedded in the deferred compensation) must be bifurcated from its host instruments and accounted for separately as a derivative instrument only if the “risks and rewards” of the embedded derivative instrument are not “clearly and closely related” to the risks and rewards of the host instrument in which it is embedded. Management concluded that the embedded conversion feature of the deferred compensation was not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument, and because of the Company’s limited trading volume that indicates the feature is not readily convertible to cash in accordance with ASC 815-10, “Derivatives and Hedging”. Effective February 1, 2023, a large portion of the 2020 Convertible Obligations were adjusted as set forth herein. The maturity date of the notes has been extended to September 15, 2025.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2025 AND 2024

Effective January 9, 2025, the Board of Directors amended the terms of the 2020 Adjusted Convertible Note owned by Ed Schafer, who retired from the Company’s Board of Directors on December 31, 2024. The maturity date of the 2020 Adjusted Convertible Note has been extended to September 15, 2025.

On September 15, 2025, a settlement was reached with Mr. Schafer to cancel the 2020 Adjusted Convertible Note, effective on that date. For details on the settlement agreement, see Item 1, Note F above.

As of June 30, 2025, the remaining unadjusted portion of the 2020 Convertible Obligation balances, including accrued interest, owed Bassani Family Trusts and Smith were $386,676 and $125,919, respectively. As of June 30, 2024, the remaining unadjusted portion of the 2020 Convertible Obligation balances, including accrued interest, owed Bassani Family Trusts (and his donees) and Smith, were $373,999 and $121,076, respectively.

The Company recorded interest expense of $17,521 and $16,558 for the years ended June 30, 2025 and 2024, respectively.

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

Smith, Bassani and Schafer, adjusted/reduced the principal owed to them by $1,109,649, $1,939,670 and $424,873, respectively. Subsequent to the adjustment, the adjusted portion of the 2020 Convertible Obligations were renamed Adjusted 2020 Convertible Obligations (see above and Note 8.).

September 2015 Convertible Notes

During the year ended June 30, 2016, the Company entered into September 2015 Convertible Notes with Bassani, Schafer and a Shareholder which replaced previously issued promissory notes. The September 2015 Convertible Notes bear interest at 4% per annum, have maturity dates of July 1, 2024, and may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.60 per share. As the conversion price of $0.60 approximated the fair value of the common shares at the date of the September 2015 Convertible Notes, no beneficial conversion feature exists. The maturity date of the notes has been extended to September 15, 2025 for all note holders. On September 15, 2025 the maturity date for two of the 2015 Convertible Notes was extended to September 15, 2027.

Effective January 16, 2025, Mr. Schafer voluntarily surrendered 36,918 shares of common stock that would have been issued as the result of the conversion of his $4,246 Adjusted 2015 Convertible Note. The note was convertible at $0.115 per share.

As of June 30, 2025, the remaining unadjusted portion of the 2015 Convertible Notes balances including accrued interest, were $169,383, nil and $491,107, respectively. The balances of the September 2015 Convertible Notes as of June 30, 2024, including accrued interest owed Bassani, Schafer and Shareholder, are $164,183, nil and $475,990, respectively.

The Company recorded interest expense of $20,317 and $20,317 for the years ended June 30, 2025 and 2024, respectively.

On September 15, 2025, settlements were reached with Mr. Smith, Mr. Schafer, and the Bassani family to surrender additional securities. Included in these agreements were provisions to cancel these convertible note obligations, effective on that date. For details on these settlement agreements, see Item 1, Note F above.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2025 AND 2024

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

The Company recorded interest expense of $36,298 and $18,659 for the years ended June 30, 2025 and 2024, respectively.

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

The balances of the May 2024 Convertible Notes including accrued interest owed is $133,067 and $125,567 as of June 30, 2025 and June 30, 2024, respectively.

The Company recorded interest expense of $7,500 and $567 for the year ended June 30, 2025 and 2024, respectively.

2024 Secured Convertible Note

On October 22, 2024, Bion's Board of Directors ratified an agreement with the Bion BLG, LLC, loan group, effective October 15, 2024, to purchase a Convertible Promissory Note in the principal amount of up to $500,000. The Company received advances the year ended June 30, 2025 in the amount of $399,763 and interest was applied based on the date the funds were received. The note bears interest at 7.5% per annum and has a maturity date of April 15, 2025.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2025 AND 2024

On July 24, 2025, the Company entered into a Forbearance Agreement with Bion BLG, LLC, (effective July 15, 2025) extending the maturity date of the BLG Note to January 15, 2026 (attached as exhibit). The agreement was ratified by Bion’s Board on July 24, 2025. Under the terms of the Forbearance Agreement, the amounts outstanding under the Note will continue to bear interest at a rate of 9% per annum. Bion agreed to a new formula to determine BLG’s obligation for up to $100,000 in legal costs related to litigation over delinquent payment for construction costs incurred at Bion’s demonstration facility near Fair Oaks, IN (see Bion’s Forms 8-K, dated April 17, May 30 and July 24, 2025). Bion BLG, LLC, also extended their agreement to share their collateral with investors in the three prior Shareholder Note offerings, with investors participating in a new offering, dated July 25, 2025.

Effective October 15, 2024, the Company entered into an Agreement with BLG, LLC, to purchase a Convertible Promissory Note in the principal amount of up to $500,000 (See Bion’s Form 8-K, dated October 24, 2024). At that time, BLG, LLC, consisted of three affiliates of the Company (Directors Greg Schoener (also Interim COO), Turk Stovall, and Bob Weerts) and two shareholders (one of whom is the brother of Greg Schoener). BLG membership is currently the same, but Bion accepted Turk Stovall’s resignation as a Director, effective May 30, 2025. Amounts outstanding under the original BLG Note bore interest at a rate of 7.5% per annum through the maturity date of the Note, which was April 15, 2025. The Note is secured by the Company’s Intellectual Property (IP)/patents and it will convert into securities in the Company at the terms of a later capital raise (or other source of funding) in excess of $3.0 million, that had to be completed within six (6) months, and other terms as defined in the Note and Security Agreements (attached as exhibits).

Effective May 29, 2025, the Company entered into a Forbearance Agreement with Bion BLG, LLC, extending the maturity date of the BLG Note to July 15, 2025 (See Bion’s Form 8-K, dated May 30, 2025). Under the terms of the Forbearance Agreement, the amounts outstanding under the Note began to bear interest at a rate of 9% per annum.

The balances of the 2024 Convertible Note Advances as of June 30, 2025 including accrued interest owed is $423,053.

The Company recorded interest expense of $23,290 for the years ended June 30, 2025.

November 2024 Convertible Notes

During the year ended June 30, 2025, the Company entered into November 2024 Convertible Notes with twelve individuals. The November 2024 Convertible Notes bear interest at 7.5% per annum, have maturity dates of December 31, 2025. The November Notes will convert into Units in the Company at the terms of a later capital raise, in which the Company crosses the threshold of $3 million aggregate capital raised, including proceeds from this filing.

The balances of the November 2024 Convertible Notes including accrued interest owed is $207,389 as of June 30, 2025.

The Company recorded interest expense of $6,389 for the year ended June 30, 2025.

February 2025 Convertible Notes

During the year ended June 30 2025, the Company entered into February 2025 Convertible Notes with seven individuals. The February 2025 Convertible Notes bear interest at 7.5% per annum, have maturity dates of December 31, 2025. The February 2025 Notes will convert into Units in the Company at the terms of a later capital raise, in which the Company crosses the threshold of $3 million aggregate capital raised, including proceeds from this filing.

The balances of the February 2025 Convertible Notes including accrued interest owed is $157,416 as of June 30, 2025. The Company recorded interest expense of $2,416 for the year ended June 30, 2025.

May 2025 Notes

During the year ended June 30, 2025, the Company entered into May 2025 Convertible with two individuals. The May 2025 Convertible Notes bear interest at 7.5% per annum, have maturity dates of December 31, 2025. The May 2025 Convertible Nores will convert into Unity in the Company at the terms of a later capital raise, in which the Company crosses the threshold of $3 million aggregate capital raised, including proceeds from the filing.

The balances of the May 2025 Convertible Notes including accrued interest owed is $70,288 as of June 30, 2025. The Company recorded interest expense of $287 for the year ended June 30, 2025.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2025 AND 2024

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

The Bassani Family agreed to surrender not less than approximately 20% of its Company holdings (as of December 2023), which surrender would increase to approximately 30% based on certain financing performances. The Bassani Family elected to surrender deferred compensation of $652,252 (for 770,792 shares), $17,734 of partial surrender of the 2015 adjusted replacement note (for 154,208 shares) and 4,025,000 options as of June 30, 2024. The Bassani Family Agreement also sets forth requirements regarding conversion of convertible notes held by members of the Bassani Family after the security surrender.

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

On September 15, 2025, settlements were reached with Mr. Smith and the Bassani family, to surrender additional securities. Included in the Bassani family agreement was a provision to cancel their remaining 5% obligation under the giveback agreement. For details on this settlement agreements, see Item 1, Note F above.

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

During the years ended June 30, 2025, and 2024, the Company declared dividends of nil and nil respectively. The dividends are classified as a component of operations as the Series B Preferred stock is presented as a liability in these consolidated financial statements. There is no liability at June 30, 2025.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2025 AND 2024

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

During the year ended June 30, 2025, 159,228 shares of restricted common stock were issued for consulting services valued at $34,500.

Warrants:

As of June 30, 2025, the Company had approximately 15.9 million warrants outstanding, with exercise prices from $0.60 to $1.60 and expiring on various dates through December 31, 2026.

The weighted-average exercise price for the outstanding warrants is $0.79, and the weighted-average remaining contractual life as of June 30, 2025 is 40 years.

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

On April 15, 2025 the Company modified 3,000,000 warrants by extending the exercise date from June 30, 2025 to July 15, 2025. The valuation method used by the Company determines the valuation based on prior private placements. 6 month or less extensions were valued at $0.002. The company had non-cash employee compensation of $6,250.

On September 15, 2025, settlements were reached with Mr. Smith and the Bassani family, to surrender additional securities. Included in the Bassani family agreement was a provision to cancel their remaining 5% obligation under the giveback agreement. For details on this settlement agreements, see Item 1, Note F above.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2025 AND 2024

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

The Company recorded compensation expense related to employee stock options of $332,128 and $(18,314) for the years ended June 30, 2025 and 2024, respectively. The Company granted nil and nil options for the years ended June 30, 2025 and 2024, respectively.

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

On September 15, 2025, a settlement was reached with Mr. Schafer to cancel the 2020 Adjusted Convertible Note and surrender options, effective on that date. For details on the settlement agreement, see Item 1, Note F above.

A summary of option activity under the 2006 Plan for years ended June 30, 2025 and 2024 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2023	12,006,600	0.85	1.83	5,085,659
Granted	—	—
Exercised	(5,000)	—
Forfeited	(6,950,000)	—
Expired	(50,000)	—
Outstanding at July 1, 2024	5,001,600	$0.84	0.85	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(110,000)	—
Outstanding at June 30, 2025	4,891,600	$0.85	1.40	$—

The total fair value of stock options that vested during the years ended June 30, 2025 and 2024 was nil and $2,730, respectively. As of June 30, 2025, the Company had no unrecognized compensation cost related to stock options.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2025 AND 2024

7.       SUBSCRIPTION RECEIVABLE - AFFILIATES:

As of June 30, 2025, the Company has three interest bearing, secured promissory notes with an aggregate principal amount of $428,250 ($551,766, including interest) from Bassani which were received as consideration for purchases of warrants to purchase 5,565,000 shares, in aggregate, of the Company’s restricted common stock, which warrants have an exercise price of $0.75 (with a 75% exercise price adjustment provision) and have expiry dates ranging from December 31, 2024 (extended to July 15, 2025) to December 31, 2025 (subject to extension rights) secured by portions of Bassani Family Trust’s 2020 Convertible Obligation and Bassani Family Trust’s September 2015 Convertible Notes. The secured promissory notes are payable July 15, 2025 (extended to September 15, 2025).

As of June 30, 2025, the Company has an interest bearing, secured promissory note for $30,000 ($38,282 including interest) from Smith as consideration to purchase warrants to purchase 300,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 (with a 75% exercise price adjustment provision) and had expiry dates of December 31, 2024 (extended to September 15, 2025). The promissory note bears interest at 4% per annum and is secured by $30,000 original principal ($38,282 including interest) of Smith’s 2020 Convertible Obligations. The secured promissory note is payable July 15, 2025 (extended to September 15, 2025).

As of June 30, 2025, the Company has an interest bearing, secured promissory note for $19,400 ($25,323 including interest) from Scott as consideration to purchase warrants to purchase 485,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.75 (with a 90% exercise price adjustment provision) and have expiry dates of December 31, 2024 (extended to December 31, 2026). The promissory note bears interest at 4% per annum and is secured by the warrants (which 400,000 were gifted subject to the security interest).

As of June 30, 2025, the Company has one interest bearing, secured promissory note with an aggregate principal amount of $27,000 ($35,244 including interest) from one employee as consideration to acquire warrants to purchase 570,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.75 (with a 90% exercise price adjustment provision) and have expiry dates of December 31, 2024 (now extended to December 31, 2026). The promissory note bears interest at 4% per annum and is secured by a perfected security interest in the warrants, and are payable on December 31, 2026.

These secured promissory notes are recorded as “Subscription receivable—affiliates” on the Company’s balance sheet pending payment .

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2025 AND 2024

8.       COMMITMENTS AND CONTINGENCIES:

A: Employment/Consulting (and related) agreements:

Stephen Craig Scott (“Scott”) was appointed interim CEO effective June 1, 2024. Scott had previously been working with the Company as an employee/consultant since 1993 in various positions including Director of Communications, SVP- Capital Markets and Head of Business Development. On October 25, 2023, Scott entered into an agreement with the Company which included provisions for a monthly salary of $14,000 almost all of which Scott deferred to help the Company conserve cash. For the years ended June 30, 2025 and 2024, deferred compensation was $163,000 and $104,000 and Scott was paid $5,000 and $64,000 respectively.

William O’Neill (“O’Neill”) was hired as the Company’s Chief Executive Officer (“CEO”) effective May 1, 2022 and he elected not to complete his contractual term and ended his service with the Company effective May 31, 2024. O’Neill had previously been working with the Company as a consultant and had been employed by the Company as its CEO during 2010-2011. (Upon the hiring of O’Neill, Bassani, CEO of the Company from 2011, assumed the position of COO while retaining existing operational management responsibilities and working with O’Neill on ‘commercialization’ of the Company’s technology and work related to JVs (and other transactions) based on the Company’s Gen3 Technology and related matters until his recent death. Bassani’s compensation arrangements with the Company were not altered in the context of the change of positions.) The Company and O’Neill entered into a thirty- seven (37) month employment agreement with compensation of $25,000 cash and $10,000 deferred compensation per month. The cash payment was paid $12,500 to O’Neill and $12,500 to an entity affiliated with O’Neill. An entity affiliated with O’Neill was issued 1,000,000 Incentive Warrants exercisable at $1.00 per share (a 75% exercise price adjustment provision if the terms set forth therein are met) until April 30, 2026 of which up to 304,743 Incentive Warrants have been cancelled due to O’Neill’s failure to serve the entire contract term. O’Neill was not paid, from October 31, 2023 until his resignation, deferring part or all of his cash compensation due to the Company’s financial crisis described in multiple places herein, and $157,500 was accrued during that period.

Until his retirement on July 31, 2024, Smith held the positions of Director, President, Interim Chief Financial Officer and General Counsel of Company (and its subsidiaries) under various agreements (and extensions) and terms since March 2003. On October 10, 2016, the Company approved a month-to-month contract extension with Smith which included provisions for i) a monthly salary of $18,000 (deferred until the Board of Directors re-instated cash payments to all employees and consultants who are deferring compensation), ii) the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, until December 31, 2024, and iii) the right to convert his deferred compensation in whole or in part, at his sole election, at any time in any amount at “market” or into securities sold in the Company’s current/most recent private offering at the price of such offering to third parties. Smith agreed effective July 29, 2018 to continue to serve the Company under the same basic terms on a month-to-month basis. On May 1, 2022 Smith’s compensation was increased to $25,000 per month of which $5,000 per month was deferred. Smith deferred substantial portions of his monthly compensation to help the Company conserve cash. For the years ended June 30, 2025 and 2024, Smith was paid nil and $20,000, respectively, of cash compensation. Smith was paid, deferring part or all of his cash compensation, since October 31, 2023, due to the Company’s financial crisis described in multiple places herein and $135,000 has been accrued during that period until June 30, 2025.

From no later than March 31, 2005, the Company had various agreements with Dominic Bassani (and/or Brightcap which provided his services during some of the years) (NOTE: Dominic Bassani passed away on November 11, 2023.) who was serving as the Company’s Chief Operating Officer (‘COO’) at the time of his passing and formerly served as the Company’s Chief Executive Officer (‘CEO’) for the prior decade (any reference to Brightcap or Bassani for all purposes are referring to the same individual). The Board appointed Bassani as the Company's CEO effective May 13, 2011. On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017 (with the Company having an option to extend the term an additional six months.) Pursuant to the Extension Agreement, Bassani continued to defer his cash compensation ($31,000 per month) until the Board of Directors re-instated cash payments to all employees and consultants who were deferring their compensation. During October 2016 Bassani was granted the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share, until March 15, 2018 (which was expanded on April 27, 2017, to the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, until June 30, 2024 (including extensions). During February 2018, the Company agreed to the material terms for a binding two-year extension agreement for Bassani’s services as CEO. Bassani’s salary remained $31,000 per month, which accrued in part during periods when the Board determined there was not adequate cash available. Additionally, the Company agreed to pay or accrue $2,000 per month to be applied to life insurance premiums (which sums were accrued as liabilities). On August 1, 2018, in the context of extending his agreement to provide services to the Company on a full-time basis through December 31, 2022) plus 2 years after that on a part-time basis, the Company received an interest bearing secured promissory note for $300,000 from Bassani as consideration to purchase warrants to purchase 3,000,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of July 15, 2025 (extended to September 15, 2025). The promissory note is secured by a portion of Bassani’s 2020 Convertible Obligations and, as of June 30, 2025, the principal and accrued interest was $386,677. For the years ended June 30, 2025 and 2024, Brightcap was paid nil and $20,000, respectively, of cash compensation.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2025 AND 2024

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

B: Initial Project:

On January 28, 2022 Bion Environmental Technologies, Inc. (‘Bion’), on behalf of Bion 3G1 LLC (‘3G1’), a wholly-owned subsidiary, entered into a Purchase Order Agreement with Buflovak and Hebeler Process Solutions (collectively ‘Buflovak’) in the amount of $2,665,500 (and made the initial 25% payment ($666,375) for the core of the ‘Bion System’ portion (without the crystallization modules which will be ordered and fabricated pursuant to subsequent agreements) of the previously announced 3G Tech Initial Project. This Purchase Order encompassed the core of Bion’s 3G Technology. The Company received progress billing in March 2022 and June 2022 for the second and third 25% installments, both of which have been paid as of the filing date. On January 17, 2023 the Company received an invoice from Buflovak for $533,100 which was paid on March 1, 2023 and on April 24, 2023 the Company received an invoice from Buflovak for $83,275 which was paid on May 2, 2023 bringing the aggregate payments to $2,615,500 as of the date of this filing. On July 26, 2023 the Company received the final invoice for $50,000, $16,666 was paid on January 2, 2024 leaving a balance of $33,334. In addition to the Purchase Order, through June 30, 2025 the Company has incurred additional costs of $6,794,925 on the Initial Project for capitalized interest and costs, non-cash compensation, equipment and consulting fees. $7,371,371 has been paid and $1,658,469 has been billed and not yet paid.

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

C: Lease:

The Company entered into an agreement on September 23, 2021, to lease approximately four acres of land near Fair Oaks, Indiana, for the development site of its Initial Project. The lease ended December 31, 2024 and there is an agreement to extend month to month at the same rate.

The Company has not made consistent lease payments since October 16, 2023 and has made no payments since February 24, 2025. The Company owes $106,250 in lease payments at June 30, 2025.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2025 AND 2024

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

9.       INCOME TAXES:

The reconciliation between the expected federal income tax benefit computed by applying the Federal statutory rate to loss before income taxes and the actual benefit for taxes on loss for the years ended June 30, 2025 and 2024 is as follows:

	2025	2024
Expected income tax benefit at statutory rate	$(500,000)	$(2,455,000)
State taxes, net of federal benefit	(87,000)	(428,000)
Permanent differences and other	—	4,000
Expiration of net operating allowances	170,000	371,000
Change in valuation allowance	417,000	2,508,000)
Income tax benefit	$—	$—

The Company has net operating loss carry-forwards (“NOLs”) for tax purposes of approximately $32,879,000 as of June 30, 2025. These NOLs expire on various dates through 2043.

The utilization of the NOLs may be limited under Section 382 of the Internal Revenue Code.

The Company’s deferred tax assets for the years ended June 30, 2025 and 2024 are estimated as follows:

	2025	2024
NOL carryforwards (Federal and State)	$6,905,000	$8,936,000
Stock-based compensation	5,659,000	5,451,000
Impairment	3,673,000	3,673,000
Business interest	454,000	377,000
Deferred compensation	(719,000)	(641,000)
Capitalized research and development	49,000	49,000
Gross deferred tax assets	16,021,000	17,845,000
Valuation allowance	(16,021,000)	(17,845,000)
Net deferred tax assets	$—	$—

The Company has provided a valuation allowance of 100% of its net deferred tax asset due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets

10.       401(k) PLAN:

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

The Company discontinued the 401K plan as of July 7, 2025.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2025 AND 2024

11.        SUBSEQUENT EVENTS:

During August and September, the Company extended warrants with expiration dates of July 15, 2025 to August 15, 2025 and September 15, 2025.

On July 24, 2025, the Company entered into a Forbearance Agreement with Bion BLG, LLC, (effective July 15, 2025) extending the maturity date of the BLG Note to January 15, 2026 (attached as exhibit). The agreement was ratified by Bion’s Board on July 24, 2025. Under the terms of the Forbearance Agreement, the amounts outstanding under the Note will continue to bear interest at a rate of 9% per annum. Bion agreed to a new formula to determine BLG’s obligation for up to $100,000 in legal costs related to litigation over delinquent payment for construction costs incurred at Bion’s demonstration facility near Fair Oaks, IN (see Bion’s Forms 8-K, dated April 17, May 30 and July 20, 2025). Bion BLG, LLC, also extended their agreement to share their collateral with investors in the three prior Shareholder Note offerings, with investors participating in a new offering, dated July 25, 2025

Effective October 15, 2024, the Company entered into an Agreement with BLG, LLC, to purchase a Convertible Promissory Note in the principal amount of up to $500,000 (See Bion’s Form 8-K, dated October 24, 2024). At that time, BLG, LLC, consisted of three affiliates of the Company (Directors Greg Schoener (also Interim COO), Turk Stovall, and Bob Weerts) and two shareholders (one of whom is the brother of Greg Schoener). BLG membership is currently the same, but Bion accepted Turk Stovall’s resignation as a Director, effective May 30, 2025. Amounts outstanding under the original BLG Note bore interest at a rate of 7.5% per annum through the maturity date of the Note, which was April 15, 2025. The Note is secured by the Company’s Intellectual Property (IP)/patents and it will convert into securities in the Company at the terms of a later capital raise (or other source of funding) in excess of $3.0 million, that had to be completed within six (6) months, and other terms as defined in the Note and Security Agreements (attached as exhibits).

Effective May 29, 2025, the Company entered into a Forbearance Agreement with Bion BLG, LLC, extending the maturity date of the BLG Note to July 15, 2025 (See Bion’s Form 8-K, dated May 30, 2025). Under the terms of the Forbearance Agreement, the amounts outstanding under the Note began to bear interest at a rate of 9% per annum.

During July 2025, the Company raised $35,000 under the May 2025 convertible note.

On August 11, 2025, the Company entered into a demand note with 10% interest with a current board member of $24,728.

During August and September 2025, the Company entered into July 2025 Convertible Notes with five individuals. The July 2025 Convertible Notes bear interest at 7.5% per annum, have maturity dates of December 31, 2025. The July Notes will convert into Units in the Company at the terms of a later capital raise, in which the Company crosses the threshold of $3 million aggregate capital raised, including proceeds from the Shareholder Note offerings.

Effective September 15, 2025, pending formal documentation and execution, two affiliates of the Company (Danielle Lominy and Christopher Parlow, family members of the late Dominic Bassani, Bion’s former CEO), and three non-affiliates of the Company (Dominic Bassani’s spouse, Mark A. Smith, previously a Director and President, and Edward Schafer, previously a Director) (referred to hereinafter collectively as ‘Holders’) have each individually agreed to a settlement (“Settlement Agreements”) that will simplify Bion’s capital structure and substantially reduce the number of Fully Diluted Shares. In consideration of the cancellation of various obligations and security instruments held by the Holders, including without limitation deferred compensation, convertible notes, warrants, and options, the Holders (as a whole) will receive, in aggregate, 8,101,746 shares of common stock. If all the instruments they forfeited had been converted or exercised, it could have increased the Company’s shares outstanding by 22,498,405. The transactions represent a net reduction in fully diluted shares of 14,369,659 and an increase in outstanding shares of 8,101,746 (approximately). The shares will be issued by January 15, 2026, or earlier upon the election of the individual Holders. When the formal agreements are executed and ratified by the Board, they will be attached as an exhibit to a Form 8-K.

On September 15, 2025 the maturity date for two of the 2015 Convertible Notes was extended to September 15, 2027.

Effective September 26, 2025, Bob Weertz, a Bion Director, was placed on an indefinite leave of absence for personal reasons

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Dated: September 29, 2025	By: /s/ Stephen Craig Scott
Stephen Craig Scott Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Stephen Craig Scott	Chief Executive Officer	September 29, 2025
Stephen Craig Scott	and Director

/s/ Jon Northrop	Secretary and Director	September 29, 2025
Jon Northrop

/s/ Stephen Posner		September 29, 2025
Stephen Posner	Director

/s/ Greg Schoener	Director	September 29, 2025
Greg Schoener

/s/ Robert Weerts	Director	September 29, 2025
Robert Weerts

/s/ Salvatore Zizza	Director	September 29, 2025
Salvatore Zizza

55