Form 10-Q
period 2025-09-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2025-11-14
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

On November 1, 2025, there were 57,596,165 Common Shares issued and 56,891,856 Common Shares outstanding.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2025	2025
	(unaudited)
ASSETS

Current assets:
Cash	$27,689	$4,441
Prepaid expenses	21,845	15,602
Deposits and other assets	5,034	9,190

Total current assets	54,568	29,233

Property and equipment, net (Note 3)	—	—

Total assets	$54,568	$29,233

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$2,629,984	$2,764,769
Deferred compensation (Note 4)	1,086,612	1,173,237
Convertible notes payable (Note 5)	1,314,524	2,310,402
Convertible bridge note payable (Note 5)	464,106	454,957
Note payable - related party (Note 5)	440,213	423,053
Demand note payable	25,089	—

Total current liabilities	5,960,528	7,126,418

Total liabilities	5,960,528	7,126,418

Commitments and contingencies	—	—

Equity (deficit):
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 50,000 shares authorized, no shares issued and outstanding	—	—
Series C Convertible Preferred stock, $0.01 par value, 60,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 250,000,000 shares authorized, 57,596,165 and 57,386,476 shares issued, respectively; 56,811,260 and 56,682,167 shares outstanding, respectively	—	—
Shares to be issued	1,610,349	—
Additional paid-in capital	134,335,149	134,677,594.00
Subscription receivable - affiliates (Note 7)	—	(504,650)
Accumulated deficit	(141,889,031)	(141,307,702)

Total Bion's stockholders’ equity (deficit)	(5,943,533)	(7,134,758)

Noncontrolling interest	37,573	37,573

Total equity (deficit)	(5,905,960)	(7,097,185)

Total liabilities and (deficit)	$54,568	$29,233

See notes to condensed consolidated financial statements (unaudited)

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(UNAUDITED)

	Three months ended September 30,
	2025	2024

Revenue	$—	$—

Operating expenses:
General and administrative (including stock-based compensation)	470,033	959,403
Depreciation	—	285
Research and development (including stock-based compensation)	6,514	6,374

Total operating expenses	476,547	966,062

Loss from operations	(476,547)	(966,062)

Other (income) expense:
Interest income	(9)	(18)
Interest expense	104,791	205,592

Total other expense	104,782	205,574

Net (loss)	(581,329)	(1,171,636)

Net (loss) attributable to the noncontrolling interest	—	—

Net (loss) applicable to Bion's common stockholders	$(581,329)	$(1,171,636)

Net (loss) applicable to Bion's common stockholders
per basic and diluted common share	$(0.01)	$(0.02)

Weighted-average number of common shares outstanding:
Basic and diluted	56,684,451	56,530,665

See notes to condensed consolidated financial statements (unaudited)

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

	Bion's Stockholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Common Stock		Additional	Subscription
	Shares	Amount	Shares	Amount	Shares	Amount	Shares to be Issued	Amount	paid-in capital	Receivables for Shares	Accumulated deficit	Noncontrolling interest	Total equity/(deficit)

Balances, July 1, 2024	—	$—	—	$—	57,227,248	$—	—	$—	133,623,927	$(504,650)	$(138,927,778)	$37,573	$(5,770,928)
Issuance of units for services	—	—	—	—	9,231	—	—	—	6,000	—	—	—	6,000
Modification of warrants	—	—	—	—	—	—	—	—	507,405	—	—	—	507,405
Modification of options	—	—	—	—	—	—	—	—	332,128	—	—	—	332,128
Net loss	—	—	—	—	—	—	—	—	—	—	(1,171,636)	—	(1,171,636)
Balances, September 31, 2024	—	$—	—	$—	57,236,479	$—	—	$—	$134,469,460	$(504,650)	$(140,099,414)	$37,573	$(6,097,031)

Balances, July 1, 2025	—	$—	—	$—	57,386,476	$—	—	$—	134,677,594	$(504,650)	$(141,307,702)	$37,573	$(7,097,185)
Cashless exercise of warrants	—	—	—	—	209,689	—	—	—	—	—	—	—	—
Modification of warrants	—	—	—	—	—	—	—	—	178,548	—	—	—	178,548
Giveback of convertible liabilities and debt from affiliates	—	—	—	—	—	—	8,101,746	1,610,349	(669,987)	458,250	—	—	1,398,612
Recognition of interest accrued on subscription receivables cancelled in period	—	—	—	—	—	—	—	—	150,244	—	—	—	150,244
Promissory note agreement to net against Deferred Compensation	—	—	—	—	—	—	—	—	—	46,400	—	—	46,400
Commission	—	—	—	—	—	—	—	—	(1,250)	—	—	—	(1,250)
Net loss	—	—	—	—	—	—	—	—	—	—	(581,329)	—	(581,329)
Balances, September 31, 2025	—	—	—	$—	57,596,165	$—	8,101,746	$1,610,349	$134,335,149	$—	(141,889,031)	$37,573	$(5,905,960)

See notes to condensed consolidated financial statements (unaudited)

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED CASH FLOWS

THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(581,329)	$(1,171,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	285
Accrued interest on loans payable, deferred compensation and other	104,791	205,592
Stock- based compensation	117,447	658,603
Stock-based compensation for services	—	6,000
(Decrease) in prepaid expenses	(2,087)	(44,624)
Increase in accounts payable and accrued expenses	46,461	66,821
(Increase) in operating lease assets and liabilities	—	(2,597)
Increase in deferred compensation	66,500	63,750

Net cash used in operating activities	(248,217)	(217,806)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	240,000	201,564
Proceeds from demand note	24,743	—
Proceeds from note payable loan, related party	7,972	—
Commissions on proceeds from convertible notes payable	(1,250)	—

Net cash provided by financing activities	271,465	201,564

Net change in cash	23,248	(16,242)

Cash at beginning of year	4,441	52,212

Cash at end of year	$27,689	$35,970

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Non-cash investing and financing transactions:
Adjustment for debt modification from giveback agreements	$723,587	$—
Adjustment for offsetting subscription receivable with deferred compensation	$61,029	$—

See notes to condensed consolidated financial statements (unaudited)

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

Until recently, we believed that the best opportunity for the Company to prove its technology, along with the sustainable beef concept, was with the Stovall Ranch, in Montana. In June 2024, Bion formed a strategic relationship with Turk Stovall and Stovall Ranching Companies. Bion and Stovall agreed to establish a JV, to be led by Mr. Stovall, with the goal of developing a 16,000-head sustainable beef project at Stovall’s Yellowstone Cattle Feeders (‘YCF’) location in Shepherd, Montana. We anticipated establishing the Stovall-Bion JV and creating related distribution agreements with key value chain partners during the 2024 calendar year, with the intent to begin construction in the first quarter of 2025. However, due to several factors, including 1) the extended development timeline to reach revenues at Stovall (which could be at least two years or more), 2) a need to prove our technology at full-scale as quickly as possible, and 3) enter the fertilizer markets with product in the 2026 growing season, we shifted our focus to smaller ‘bolt-on’ opportunities in both the animal waste and industrial sectors that we think can be developed more quickly.

Bion’s patents were expanded in 2024 to include industrial and municipal wastewater sources, in addition to animal waste streams that were previously covered. To that end, Bion directed part of its limited resources to understanding and evaluating opportunities to apply its Ammonia Recovery System (ARS) as a bolt-on or ‘standalone’ ammonia control solution in the industrial sector. In such cases, the ARS would be deployed as an ammonia control solution (vs integrated into a Bion Gen3Tech livestock platform) for facilities (both new and existing) that produce biogas from organic waste streams, such as food, food processing, and livestock packing/slaughter. These facilities are subject to EPA-mandated discharge limits that require ammonia control or face other limitations on ammonia/nitrogen in the effluent from biogas production. It should be noted that central processing facilities that treat the waste from more than one farm are required to have discharge permits, like industrial facilities. We will also seek to identify opportunities to provide ammonia control solutions in the livestock/animal waste at existing farms with anaerobic digesters already in place (which will also shorten the development timeline). While we have not abandoned developing new integrated livestock projects with our Gen3tech platform, we believe there is a robust opportunity to provide bolt-on ammonia control solutions to others’ biogas facilities, and we are now devoting almost all of our resources to developing this opportunity.

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

Year to date ended September 30, 2025 the Company had a loss of $581,000 including $117,000 non-cash compensation expenses related to extension of warrants.

The constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company’s efforts to operate and develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company is able to raise needed funds during the remainder of the current fiscal year (and subsequent periods), of which there is no assurance, management will not need to consider deeper cuts (including additional personnel cuts) and/or curtailment of ongoing activities including research and development activities. The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, and to develop Projects. The Company anticipates that it will seek to raise from $3,000,000 to $10,000,000 or more debt and/or equity through sale of its equity securities (common, preferred and/or hybrid) and/or debt (including convertible) securities, and/or through use of ‘rights’ and/or warrants (new and/or existing) and/or license payments and/or through other means during the next twelve months. Further, Bion will be required to fund $8 million (or more) in project finance for the initial ARS project, in a combination of debt financing and equity investment. However, as discussed above, there is no assurance, especially in light of the difficulties the Company has experienced in many recent years and the extremely unsettled capital markets that presently exist for small pre- revenue companies like us, that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business and Projects. Ultimately, in the event the Company cannot secure additional financial resources, or complete a strategic transaction in the longer term, the Company may need to curtail or suspend its operational plans or current initiatives, or potentially liquidate its business interests, and investors may lose all or part of their investment.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management’s plans with regard to these conditions.

Management’s Plan

The Company continues to explore sources of financing to satisfy its current operating requirements and future growth needs. The Company faced substantial demand for capital and operating expenditures during fiscal year 2025, which has continued during the 2026 fiscal year, and which we expect to increase for the periods thereafter as we move toward commercial implementation of our ARS (including costs associated with additions of personnel to carry out the business activities of the Company). As a result, the Company has faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring most of their cash compensation and/or are accepting compensation in the form of securities of the Company and members of the Company's senior management have from time-to-time made loans to the Company in the past and may do so in future periods.

To help alleviate short-term cash needs for continued operations, in August 2024, three affiliates of the Company (Greg Schoener, Interim COO & Director; Turk Stovall, previous Director; Bob Weerts, now-deceased Director) and two shareholders (one of whom is the brother of Greg Schoener) began advancing money to Bion to cover critical payables. They subsequently formed a loan group, BION BLG, LLC (“BLG”), and provided short-term funding for Bion in a secured promissory note of up to $500,000. Schoener, Weerts, and the two non-affiliate members were also large Bion shareholders, prior to the formation of BLG. As a group, Schoener, Stovall, and Weerts own 60% of BLG, which has a security interest in the Company’s Intellectual Property. The BLG note bears interest at a rate of 9% per annum and the maturity date is January 15, 2026. As of the filing date, BLG has advanced $407,384. The BLG note will convert into Units (shares and/or warrants) in the Company at the terms of a later capital raise, in which Bion crosses the threshold of $3 (three) million in aggregate capital raised (or other source of funding, and other terms as defined in the note). If the Company is unable to complete such funding within six (6) months, it will be in default of the BLG note, which is secured by the Company’s Intellectual Property (“IP” “Collateral”). BLG will share the Collateral on a pro rata basis with investors in a secured promissory note with similar terms being offered to previous Bion investors. The BLG note and security agreements contain other terms set forth therein and are included as exhibits to this filing. The Company has entered into two forbearance agreement that raised the interest rate to 9% and extended the maturity date to January 15, 2026.

In November 2024, the Company launched a series of secured promissory note offerings to previous investors/shareholders (and certain others) (“Shareholder Notes”) with similar terms to the BLG note. Based on feedback from shareholders and registered representatives with which the Company has long standing relationships, management believed at that time that sufficient capital could be raised with this group to 1) continue to cover critical payables to maintain operations that will allow the Company to finish the engineering report and technology demonstration at Fair Oaks, 2) move forward with pre-development work on the Stovall project, 3) continue discussions with potential strategic partners, and 4) position ourselves for the larger offering/ funding that will be required. As of the filing date, Bion has raised $816,000 in the Shareholder Note offerings. Further, Bion has changed its focus from pre-development work on the Stovall project, to an initial bolt-on project at an existing facility.

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

Bion is currently in discussions with several potential strategic partners in engineering, renewable energy (biogas/RNG) and clean fuels, organic fertilizer distribution, and others involved in reducing the environmental footprint of biogas and livestock production. With today’s U.S, and global emphasis on decarbonizing energy and the food supply chain, and their impacts on water and air pollution, the sectors have become closely intertwined. They are evolving quickly, and integrated solutions have become increasingly desired, but complex. Bion is now evaluating engineering and construction firms, biogas operators, and others as potential development partners for industrial and livestock opportunities. Further, with the recent OMRI Listing for its commercial fertilizer, the Company has initiated discussions with several large U.S. fertilizer manufacturers and distributors that have expressed interest in the product. Bion believes that such relationships could entail a direct investment in Bion, licensing fee, or some other ‘up front’ financial benefit to Bion, although there is no assurance that they will. The Company recently completed its Technology-Optimization Report that is critical to demonstrating the technology performance and economics of its ammonia recovery technology to potential strategic partners.

THERE IS NO ASSURANCE THAT THE COMPANY WILL REACH OR APPROACH THE GOALS/TARGETS SET FORTH ABOVE. REACHING SUCH GOALS/TARGETS WILL REQUIRE RESOLUTION OF THE COMPANY’S EXISTING FINANCIAL DIFFICULTIES AND ACCESS TO VERY LARGE AMOUNTS OF CAPITAL (EQUITY AND DEBT) AS EACH BOLT-ON ARS PROJECT IS PROJECTED TO COST IN EXCESS OF $8 MILLION (DEBT/EQUITY/GRANTS) TO CONSTRUCT AND WILL REQUIRE MOBILIZATION OF SUBSTANTIAL PERSONNEL, TECHNICAL RESOURCES AND MANAGEMENT SKILLS. THE COMPANY DOES NOT POSSESS EITHER THE FINANCIAL OR PERSONNEL RESOURCES INTERNALLY AND WILL NEED TO SOURCE SUCH RESOURCES FROM OUTSIDE.

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

The accompanying condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Companies latest 10K. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at September 30, 2025, the results of operations and cash flows of the Company for the three months ended September 30, 2025 and 2024. Operating results for the three months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending June 30, 2026.

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

Cash and cash equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents. As of September 30, 2025 and June 30, 2025 there are no cash equivalents.

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

Lease Accounting:

The Company accounts for leases under ASC 842, Leases (“ASC 842”). Accordingly, the Company will determine whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent- free periods and/or periods covered by early-termination options which the Company is reasonably certain of not exercising, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the condensed and consolidated statements of operations over the lease term.

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

Income (Loss) per share:

Basic income (loss) per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share assumes the conversion, exercise, or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the income (loss) per share or increase the earnings per share. During the three months ended September 30, 2025 and 2024, the basic and diluted income (loss) per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants and options (as if exercised) and convertible securities (as if converted) that have been excluded from the calculation of basic income (loss) per share:

	September 30, 2025	September 30, 2024
Warrants	6,931,422	17,147,725
Options	3,676,600	5,001,600
Convertible debt	5,755,172	10,442,644

The following is a reconciliation of the denominators of the basic and diluted income (loss) per share computations for the three months ended September 30, 2025 and 2024.

	Three months ended September 30, 2025	Three months ended September 30, 2024
Shares issued – beginning of period	57,386,476	57,227,248
Shares held by subsidiaries (Note 6)	(704,309)	(704,309)
Shares outstanding – beginning of period	56,682,167	56,522,939
Weighted average shares issued during the period	2,284	7,726
Diluted weighted average shares – end of period	56,684,451	56,530,665

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

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU introduces new requirements to enhance the transparency and decision usefulness of income tax information for financial statement users.

Key provisions require all entities to disclose annually their income or loss before income tax, income tax expense (or benefit) from continuing operations, and income taxes paid (net of refunds received), each disaggregated by domestic, foreign, federal (national), and state components. Income taxes paid also require further disaggregation for significant individual jurisdictions. Public Business Entities (PBEs) have additional requirements for a more detailed tabular reconciliation of the effective tax rate, including percentages, amounts, and qualitative descriptions by jurisdiction.

The Company, is required to adopt ASU 2023-09 for its fiscal year ending June 30, 2026. The adoption is not expected to materially impact the Company's financial statements but will expand annual income tax disclosures. The Company is currently evaluating the full impact of the required disclosures and the adoption method.

3.	PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	September 30, 2025	June 30, 2025
Computers and office equipment	12,607	12,607

Property and equipment, gross	12,607	12,607
Less accumulated depreciation	(12,607)	(12,607)
Property and equipment, net	$—	$—

Depreciation expense was nil and $285 for the three months ended September 30, 2025 and September 30, 2024, respectively.

4.	DEFERRED COMPENSATION:

The Company owes deferred compensation to various employees, former employees and consultants totaling $1,086,612 and $1,173,237 as of September 30, 2025 and June 30, 2025, respectively.

Family members of the late Doninic Bassani, Bion’s former CEO and Mark A. Smith, previously a Director and President are owed a balance of nil and nil as of September 30, 2025 and $12,306 and $83,964 June 30, 2025, respectively.

Effective September 15, 2025, family members of the late Dominic Bassani and Smith, and Edward Schafer, previously a Director, each individually agreed to a settlement (“Settlement Agreements”) that will simplify Bion’s capital structure and substantially reduce the number of Fully Diluted Shares. In consideration of the cancellation of various obligations and security instruments held by Smith and Bassani, including without limitation deferred compensation, Smith and the Bassani heirs will receive shares of common stock, as described below in 6. STOCKHOLDERS’ EQUITY. Included in the Bassani family Settlement Agreement was a provision to cancel their remaining 5% obligation under their previous Giveback Agreement.

The Company owes deferred compensation to Craig Scott of $346,021 and $330,046 at September 30, 2025 and June 30, 2025, respectively, with similar conversion terms as those described above for Bassani and Smith, with the exception that the interest accrues at 0% to 3% per annum. As of September 30, 2025, the Company and Scott agreed to offset the subscription receivable with the Deferred Compensation balance; $19,400 receivable and $5,923 in accumulated interest were reduced from the deferred compensation balance.

Bill O’Neill, former CEO, is owed a balance of $367,500 and $367,500 at September 30, 2025 and June 30, 2025, respectively, pursuant to his 2021 employment agreement. There is no interest accrual or conversion rights related to the deferred balance. O’Neill terminated his service to the Company prior to the full term of his agreement.

The Company also owes various consultants and employees, pursuant to various agreements, for deferred compensation of $300,591 and $306,920 as of September 30, 2025 and June 30, 2025, respectively, with similar conversion terms as those described above for Bassani and Smith, with the exception that the interest accrues at 0% to 3% per annum. The Company also owes a former employee $72,500, which is not convertible and is non-interest bearing. Reference to Equity for netting of the Notes rec. ). As of September 30, 2025, the Company and an employee agreed to offset the subscription receivable with the Deferred Compensation balance; $27,000 receivable and $8,243 in accumulated interest were reduced from the deferred compensation balance.

The Company recorded interest expense of $4,977 and $3,338 ($909 with related parties) for the three months ended September 30, 2025 and 2024, respectively.

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

Mark A. Smith (the Company’s former President)(“Smith”), Dominic Bassani (the Company’s former Chief Operating Officer) (“Bassani”) (NOTE: Dominic Bassani passed away on November 11, 2023) and Ed Schafer (Director)(“Schafer”), adjusted/reduced the principal owed to them by $1,109,649, $1,939,670 and $424,873, respectively. Subsequent to the adjustment, the adjusted portion of the 2020 Convertible Obligations were renamed Adjusted 2020 Convertible Obligations and the adjusted portion of the September 2015 Convertible Notes were renamed Adjusted September 2015 Convertible Notes. The Adjusted 2020 Convertible Obligations of Smith, Bassani and Schafer are convertible into Units (consisting of 1 share and from one half (1/2) to one (1) warrant) at prices of $.0946, $.0953, and $.0953, respectively, and the Adjusted September 2015 Convertible Notes may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.115 per share. The adjusted conversion prices slightly reduce the securities to be issued on conversion of each instrument from the amount receivable under the unadjusted instruments. The Adjusted 2020 Convertible Obligations and Adjusted September 2015 Convertible Notes do not accrue any interest until their maturity date. After the adjustment, the Company owed Smith, Bassani (and trust) and Schafer $262,154, $434,016 and $96,364, respectively, of Adjusted 2020 Convertible Obligations and Bassani and Schafer, respectively, $24,230 and $4,012 of Adjusted September 2015 Convertible Notes. The Company has extended the maturity dates to September 15, 2025.

As of September 30, 2025, the Adjusted 2020 Convertible Obligation balances, including accrued interest, owed Bassani (and his donees), Smith and Edward Schafer were nil, respectively. As of June 30, 2025, the Adjusted 2020 Convertible Obligation balances, including accrued interest, owed Bassani (and his donees), Smith and Edward Schafer were $459,277, nil and $101,973, respectively.

As of September 30, 2025 the Adjusted September 2015 Convertible Notes balances, including accrued interest, owed Bassani Family Trusts and Schafer were nil. As of June 30, 2025 the Adjusted September 2015 Convertible Notes balances, including accrued interest, owed Bassani Family Trusts and Schafer were $7,907 and nil , respectively.

On September 15, 2025, a settlement was reached with the Bassani family and Mark Smith to cancel the 2020 Convertible Note, effective on that date. For details on the settlement agreement, see Stockholder Equity (Note 6).

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

On September 15, 2025, a settlement was reached with Smith, Bassani and Schafer to cancel the 2020 Adjusted Convertible Note, effective on that date. For details on the settlement agreement, see Stockholder Equity (Note 6).

As of September 30, 2025, the remaining unadjusted portion of the 2020 Convertible Obligation balances were nil. As of June 30, 2025, the remaining unadjusted portion of the 2020 Convertible Obligation balances, including accrued interest, owed Bassani Family Trusts and Smith were $386,676 and $125,919, respectively.

The Company recorded interest expense of $3,690 and $4,380 for the three months ended September 30, 2025 and 2024, respectively.

Effective February 1, 2023, three (3) directors/officers of the Company agreed to adjust the provisions of long-term convertible obligations (including most of the 2020 Convertible Obligations and September 2015 Convertible Notes) owed to them by the Company in a manner which reduced the indebtedness of the Company by 80% (approximately $3.47 million, in aggregate) while equitably maintaining existing conversion rights. Because the modifications were with affiliates that are related parties, the debt modification was treated as an equity transaction. The Company recorded a deemed dividend for the reductions.

Smith, Bassani and Schafer, adjusted/reduced the principal owed to them by $1,109,649, $1,939,670 and $424,873, respectively. Subsequent to the adjustment, the adjusted portion of the 2020 Convertible Obligations were renamed Adjusted 2020 Convertible Obligations (see above and Note 8).

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

The balances of the September 2015 Convertible Notes as of September 30, 2025, including accrued interest owed Bassani, Schafer and Shareholder, are nil, nil, and $494,886, respectively. As of June 30, 2025, the remaining unadjusted portion of the 2015 Convertible Notes balances including accrued interest, were $169,383, nil and $491,107, respectively.

The Company recorded interest expense of $4,863 and $5,079 for the three months ended September 30, 2025 and 2024, respectively.

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

The Company recorded interest expense of $11,477 and $9,149 for the three months ended September 30, 2025 and 2024, respectively.

Note payable - related party

On October 22, 2024, Bion's Board of Directors ratified an agreement with the Bion BLG, LLC, loan group, effective October 15, 2024, to purchase a Convertible Promissory Note in the principal amount of up to $500,000. The Company received advances during the year ended June 30, 2025 in the amount of $399,763 and interest was applied based on the date the funds were received. The Company received an additional amount of $7,972 during the quarter ended September 30, 2025. The note bears interest at 7.5% per annum and has a maturity date of April 15, 2025.

Three Bion Directors (Schoener, Stovall – former/resigned, and Weerts – former/deceased) are members of the loan group and together comprise 60% ownership of the loan group (each member owns 20%). The Note is secured by the Company's Intellectual Property (IP)/patents. The Note will convert into securities in the Company at the terms of a later capital raise (or other source of funding) in excess of $3.0 million, which must be completed within six (6) months.

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

Effective May 29, 2025, the Company entered into a Forbearance Agreement with Bion BLG, LLC, extending the maturity date of the BLG Note to July 15, 2025 (See Bion’s Form 8-K, dated May 30, 2025). Effective July 15, 2025, the Company entered into a second Forbearance Agreement with Bion BLG, LLC, extending the maturity date of the BLG Note to January 15, 2026 (See Bion’s Form 8-K, dated July 24, 2025). Under the terms of both of the Forbearance Agreement, the amounts outstanding under the Note began to bear interest at a rate of 9% per annum.

The balances of the 2024 Convertible Note Advances including accrued interest owed is $440,213 and $423,053 as of September 30, 2025 and June 30, 2025, respectively.

The Company recorded interest expense of $9,189 and $825 for the three months ended September 30, 2025 and 2024, respectively.

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

The balances of the May 2024 Convertible Notes including accrued interest owed is $134,958 and $133,067 as of September 30, 2025 and June 30, 2025, respectively.

The Company recorded interest expense of $1,890 and $1,890 for the three months ended September 30, 2025 and 2024, respectively.

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

The balances of the November 2024 Convertible Notes including accrued interest owed is $211,189 and $207,389 as of September 30, 2025 and June 30, 2025, respectively.

The Company recorded interest expense of $3,800 for the three months ended September 30, 2025.

February 2025 Convertible Notes

During the year ended June 30, 2025, the Company entered into February 2025 Convertible Notes with seven individuals. The February 2025 Convertible Notes bear interest at 7.5% per annum, have maturity dates of December 31, 2025. The February 2025 Notes will convert into Units in the Company at the terms of a later capital raise, in which the Company crosses the threshold of $3 million aggregate capital raised, including proceeds from this filing.

The balances of the February 2025 Convertible Notes including accrued interest owed is $160,347 and $157,146 as of September 30, 2025 and June 30, 2025, respectively.

The Company recorded interest expense of $2,390 for the three months ended September 30, 2025.

May 2025 Convertible Notes

During the year ended June 30, 2025, the Company entered into May 2025 Convertible Notes with two individuals. The May 2025 Convertible Notes bear interest at 7.5% per annum, have maturity dates of December 31, 2025. The May 2025 Convertible Notes will convert into Unity in the Company at the terms of a later capital raise, in which the Company crosses the threshold of $3 million aggregate capital raised, including proceeds from the filing.

The balances of the May 2025 Convertible Notes including accrued interest owed is $107,273 and $70,288 as of September 30, 2025 and June 30, 2025, respectively. The Company recorded interest expense of $1,985 for the three months ended September 30, 2025.

July 2025 Convertible Notes

During the three months ended September 30, 2025, the Company entered into July 2025 Convertible Notes with seven individuals. The July 2025 Convertible Notes bear interest at 7.5% per annum, have maturity dates of December 31, 2025. The July 2025 Convertible Notes will convert into Units in the Company at the terms of a later capital raise, in which the Company crosses the threshold of $3 million aggregate capital raised, including proceeds from the filing.

The balances of the July 2025 Convertible Notes including accrued interest owed is $205,872 as of September 30, 2025. The Company recorded interest expense of $872 for the three months ended September 30, 2025.

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

“Giveback Agreements” and “Settlement Agreements” to Additional Paid in Capital

Effective April 1, 2024 the Company entered into two material definitive agreements (“Giveback Agreements”) regarding voluntary surrender for cancellation of securities of the Company (and related matters) by: a) members of the family of Dominic Bassani, recently deceased former Chief Executive Officer and (with his family) the Company’s largest shareholder (collectively “Bassani Family”)(see Exhibit 10.1)(“Bassani Family Agreement”), and b) Mark A. Smith, recently retired President of the Company and a director (see Exhibit 10.2)(“MAS Agreement”). The Bassani Family and Smith entered into these agreements with the intention of mitigating dilution to shareholders as new, successor management is added to the Company’s management team. The “giveback” agreements were treated as equity transactions because the forfeitures were with affiliates that are related parties.

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

Effective September 15, 2025, family members of the late Dominic Bassani, Bion’s former CEO, Mark A. Smith, previously a Director and President, and Edward Schafer, previously a Director, have each individually agreed to a settlement (“Settlement Agreements”) that will simplify Bion’s capital structure and substantially reduce the number of Fully Diluted Shares. In consideration of the cancellation of various obligations, as noted below, and security instruments held by the Holders, including without limitation deferred compensation, convertible notes, warrants, and options, that could have increased the Company's outstanding shares by up to 22,498,405 shares, if all were fully converted or exercised. The Holders (as a whole) will receive, in aggregate, 8,101,746 shares of common stock. The transactions will produce a net reduction in fully diluted shares of approximately 14,369,659 shares. Included in the Bassani family agreement was a provision to cancel their remaining 5% obligation under the Giveback Agreement.

On September 18, 2025 the Bassani family agreed to 7,200,000 shares and surrendered 7,506,369 warrants, 2020 Adjusted Trust Note balance of $459,277, 2020 Collateral Note balance of $389,318, Replacement Note balance $170,466, adjusted replacement note balance of $7,908, deferred compensation balance of $12,409, accrued life insurance payable balance of $140,000, offset with the subscription receivable balance of $555,333, representing up to 18,466,011 shares if fully converted or exercised.

On September 17, 2025, Smith agreed to 400,000 shares and surrendered 2020 Collateral Note balance of $126, 958, deferred compensation balance of $84,664, expense reimbursement balance of $41,246, offset with the subscription receivable balance of $38,531, representing up to 1,188,428 shares if fully converted or exercised.

On September 18, 2025, Schafer agreed to 501,746 shares and surrendered 23,934 warrants, 1,215,000 options and the 2020 Adjusted Convertible Note balance of $101,974, representing up to 2,843,966 shares if fully converted or exercised.

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

During the three months ended September 30, 2025 and the year ended June 30, 2025, the Company declared dividends of nil and nil respectively. The dividends are classified as a component of operations as the Series B Preferred stock is presented as a liability in these condensed consolidated financial statements. There is no liability at September 30, 2025.

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

During the three months ended September 30, 2025, 209,689 shares of restricted common stock were issued as cashless warrant exercises.

Warrants:

As of September 30, 2025, the Company had approximately 7 million warrants outstanding, with exercise prices from $0.60 to $1.60 and expiring on various dates through December 31, 2026.

The weighted-average exercise price for the outstanding warrants is $0.66, and the weighted-average remaining contractual life as of September 30, 2025 is .63 years.

On July 15, 2025 the Company modified 3,000,000 warrants by extending the exercise date from July 15, 2025 to September 15, 2025 The valuation method used by the Company determines the valuation based on prior private placements. 6 month or less extensions were valued at $0.002. The company had non-cash employee compensation of $68,750.

On July 15, 2025 the Company modified 5,909,869 warrants by extending the exercise date from July 15, 2025 to August 15, 2025. On August 15, 2025 the Company modified the same warrants by extending the exercise date from August 15, 2025 to September 15, 2025. The valuation method used by the Company determines the valuation based on prior private placements. 6 month extensions or less were valued at $0.002. The company had non-cash employee compensation of $48,697.

On September 30, 2025 the Company modified 1,222,005 warrants by extending the exercise date from September 30, 2025 to September 30, 2026. The valuation method used by the Company determines the valuation based on prior private placements. 12 month extensions were valued at $0.05. The company had interest expense of $61,100.

On September 15, 2025, settlements were reached with Mr. Smith, the Bassani family and Schafer, to surrender additional securities. Included in the Bassani family agreement was a provision to cancel their remaining 5% obligation under the Giveback Agreement. For details on the settlement agreement, see Giveback and Settlement Agreements above.

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

The Company recorded compensation expense related to employee stock options of nil and $332,128 for the three months ended September 30, 2025 and 2024, respectively. The Company granted nil and nil options for the years ended September 30, 2025 and 2024, respectively.

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

On September 15, 2025, a settlement was reached with Mr. Schafer to cancel the 2020 Adjusted Convertible Note and surrender 1,215,000 options, effective on that date. For details on the settlement agreement, see giveback and settlement agreements above.

A summary of option activity under the 2006 Plan for three months ended September 30, 2025 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2025	4,891,600	$0.85	1.40	$—
Granted	—	—
Exercised	—	—
Forfeited	(1,215,000)	0.78	1.3
Expired	—	—
Outstanding at September 30, 2025	3,676,600	$0.87	1.13	$—

The total fair value of stock options that vested during the three months ended September 30, 2025 and 2024 was nil and nil respectively. As of September 30, 2025, the Company had no unrecognized compensation cost related to stock options.

7.	SUBSCRIPTION RECEIVABLE - AFFILIATES:

As of September 15, 2025 the subscription receivable balance of $551,766 (including $123,516 of interest) was included in the Giveback Agreement, see Stockholders Equity (Note 6) for details of the giveback and settlement agreements.

As of September 15, 2025 the subscription receivable balance of $38,282 (including $8,282 of interest) was included in the Giveback Agreement, see Stockholders Equity (Note 6) for details of the giveback and settlement agreements.

As of September 30, 2025, the Company and Scott agreed to offset the subscription receivable with the Deferred Compensation balance; $19,400 receivable and $5,923 in accumulated interest were reduced from the deferred compensation balance.

As of September 30, 2025, the Company and an employee agreed to offset the subscription receivable with the Deferred Compensation balance; $27,000 receivable and $8,243 in accumulated interest were reduced from the deferred compensation balance.

8.	COMMITMENTS AND CONTINGENCIES:

A: Employment/Consulting (and related) agreements:

Stephen Craig Scott (“Scott”) was appointed interim CEO effective June 1, 2024. Scott had previously been working with the Company as an employee/consultant since 1993 in various positions including Director of Communications, SVP- Capital Markets and Head of Business Development. On October 25, 2023, Scott entered into an agreement with the Company which included provisions for a monthly salary of $14,000 almost all of which Scott deferred to help the Company conserve cash. For the three months ended September 30, 2025 and year ended June 30, 2025, deferred compensation was $39,000 and $163,000 and for the three months ended September 30, 2025 and 2024, Scott was paid $3,000 and nil respectively.

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

Until his retirement on July 31, 2024, Smith held the positions of Director, President, Interim Chief Financial Officer and General Counsel of Company (and its subsidiaries) under various agreements (and extensions) and terms since March 2003. Over the years, Smith accumulated various obligations and security instruments, including without limitation deferred compensation, convertible notes, warrants, and options, as noted above in 6. STOCKHOLDERS EQUITY, Giveback and Settlement Agreements. On September 18, 2025, Smith surrendered all obligations and security instruments and accepted 400,000 common shares in settlement. For the three months ended September 30, 2025 and 2024, Smith was paid nil and nil, respectively, of cash compensation.

Dominic Bassani, who was serving as the Company’s Chief Operating Officer (‘COO’) at the time, passed away on November 11, 2023. He had served as the Company’s Chief Executive Officer (‘CEO’) since 2011 (any reference to Brightcap or Bassani for all purposes are referring to the same individual). Over the years, Bassani accumulated various obligations and security instruments, including without limitation deferred compensation, convertible notes, warrants, and options, as noted above in 6. STOCKHOLDERS EQUITY, Giveback and Settlement Agreements. On September 18, 2025, the Bassani family surrendered all obligations and security instruments and accepted 7,200,000 common shares in settlement. For the three months ended September 30, 2025 and 2024, Bassani/Brightcap was paid nil and nil , respectively, of cash compensation.

B: Initial Project:

On January 28, 2022 Bion Environmental Technologies, Inc. (‘Bion’), on behalf of Bion 3G1 LLC (‘3G1’), a wholly-owned subsidiary, entered into a Purchase Order Agreement with Buflovak and Hebeler Process Solutions (collectively ‘Buflovak’) in the amount of $2,665,500 (and made the initial 25% payment ($666,375) for the core of the ‘Bion System’ portion (without the crystallization modules which will be ordered and fabricated pursuant to subsequent agreements) of the previously announced 3G Tech Initial Project. This Purchase Order encompassed the core of Bion’s 3G Technology. The Company received progress billing in March 2022 and June 2022 for the second and third 25% installments, both of which have been paid as of the filing date. On January 17, 2023 the Company received an invoice from Buflovak for $533,100 which was paid on March 1, 2023 and on April 24, 2023 the Company received an invoice from Buflovak for $83,275 which was paid on May 2, 2023 bringing the aggregate payments to $2,615,500 as of the date of this filing. On July 26, 2023 the Company received the final invoice for $50,000, $16,666 was paid on January 2, 2024 leaving a balance of $33,334. In addition to the Purchase Order, through September 30, 2025 the Company has incurred additional costs of $6,794,925 on the Initial Project for capitalized interest and costs, non-cash compensation, equipment and consulting fees. $7,371,371 has been paid and $1,658,469 has been billed and not yet paid.

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

C: Lease:

The Company entered into an agreement on September 23, 2021, to lease approximately four acres of land near Fair Oaks, Indiana, for the development site of its Initial Project. The original lease ended on December 31, 2024 and there is an agreement to extend month to month at the same rate.

The Company has not made consistent lease payments since October 16, 2023. The Company made a payment of $10,500 in Oct 2024, $6,250 in February 2024 and subsequent to quarter end a payment of $6,250 in October 2025. The Company owes $125,000 in lease payments at September 30, 2025.

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

The Company has evaluated events that occurred subsequent to September 30, 2025 for recognition and disclosure in the financial statements and notes to the financial statements.

As of November 14, 2025 ,the Company had subscription agreements on the July 2025 Notes for $150,000, and commissions owed of $7,500.

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

These factors include potential conflicts of interest related to the BLG loan group, its control by three of Bion’s Directors and key management, and its security position in the Company’s IP (see I below), adverse economic conditions, entry of new and stronger competitors, inadequate capital and limited ability to obtain financing, needed personnel and equipment, unexpected costs, failure (or delay) to gain product certifications and/or regulatory approvals in the United States (or particular states) or foreign countries, loss (permanently or for any extended period of time) of the services of members of the Company’s small core management team and failure to obtain access to new markets. Additional risks and uncertainties that may affect forward looking statements about Bion's business and prospects include: i) the possibility that markets for eco-friendly/sustainable beef, organic and low-carbon fertilizer products, and clean fuels will be slow to develop (or not develop at all), ii) the possibility that competitors will develop more comprehensive and/or less expensive environmental solutions, iii) delays in market awareness of Bion and our Systems, iv) uncertainties and costs increases related to research and development efforts to update and improve Bion’s technologies and applications thereof, and/or v) delays and/or costs exceeding expectations relating to Bion's development of the Initial Project, JVs and/or Projects and vi) failure of marketing strategies, each of which could have both immediate and long term material adverse effects by placing us behind our competitors and requiring expenditures of our limited resources.

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

BUSINESS OVERVIEW AND PLAN

The Company has been under substantial financial and management stress over the past four (4) years. Covid-related delays during technology pilot development at Buflovak in New York, followed by post-Covid supply chain disruptions during construction of our demonstration facility at Fair Oaks, have led to extreme difficulties in raising needed funds. These delays prevented us from meeting our project development and related capital timelines, and were further compounded by the death (following extended illness) of Dominic Bassani, who most recently served as our COO from May 2022 after serving as our CEO for the prior decade, the subsequent resignation of Bill O’Neill, Dominic’s replacement at the CEO position, effective May 31, 2024, followed by the retirement of Mark A. Smith, the Company’s President, General Counsel and Chief Financial Officer, effective July 31, 2024.

At the end of May 2024, a new core leadership team was installed (see G and H below) and a short-term funding strategy was implemented (see I, below) while longer term capital solutions were pursued. These efforts are ongoing. Our new leadership team believes the difficulties Bion has faced are outweighed by our recent successes that include the technology demonstration and optimization at our Fair Oaks facility and the initial responses from our fertilizer outreach. This is coupled with strong recent interest in our ammonia control solution from the biogas operators and developers that will be needed to ensure a supply of feedstock for our fertilizer products. These successes coincide with growing trends in sustainable agriculture and fuels and the circular economy that favor Bion’s business opportunities. Bion leadership believes this confluence of events positions the Company, assuming it aligns with appropriate strategic partners and obtains sufficient financing, to exploit a unique opportunity at the intersection of agriculture, renewable energy, the environment, and consumer demand.

PLEASE NOTE:

A: The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing Projects, JVs and proposed Projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years. Current liabilities were approximately $6.0 million at September 30, 2025 which represents a decrease of approximately $1.2M from June 30, 2025 (largely due to Settlement Agreements detailed in P below). Similarly, the Company’s cash on hand increased from approximately $4,400 to approximately $27,700 over the same period. The Company has faced extreme difficulty obtaining needed funding during the entire 2025 fiscal year, which has continued throughout the first three months of the current fiscal year to date.

B: Effective June 30, 2024, at the same time the Initial Project was deemed placed in service, it was determined that because the Company’s Initial Project at Fair Oaks, IN, was i) largely a research & development facility and ii) is located on land subject to a short-term lease, it no longer had commercial value and its ‘carrying value’ was reduced to $0 on the Company balance sheet, in order to conform with accepted accounting practices. As a result, a large ‘one time/non-recurring’ ‘non-cash’ charge of $9,460,425 was taken by the Company, which charge reduced the Company shareholders’ equity to ($5,808,501) and resulted in a loss of $11,691,115 for the 2024 fiscal year. GAAP accounting rules required the write-down and zero carrying value; however, the Fair Oaks facility has been and continues to be the most important asset of the Company. In addition to providing data needed to optimize a full-scale commercial system, Bion has conducted dozens of demonstrations with developers and operators, engineering firms, potential fertilizer and finance partners, and others. Further, Fair Oaks is operating at capacity to produce samples of Bion’s Ammonium Bicarbonate fertilizers for testing by various stakeholders. For more details on the Initial Project, see the Company’s Form 10-K for 2025.

C: On September 28, 2023, the Company entered into an agreement for a $1,500,000 bridge loan and executed a convertible promissory note with SEB LLC , a non-affiliated party. SEB and the note represented a strategic investment that would ‘anchor’ a larger capital raise, alongside Bion shareholders and new retail and institutional investors introduced by Titan Partners, the NY investment banking firm Bion engaged to underwrite the offering. An initial $250,000 tranche was received from SEB on October 5, 2023. During early November 2023 SEB informed the Company verbally that it did not intend to fulfill its obligations and since such time SEB has been in default. The default (which is continuing) has created substantial problems for and materially damaged the Company, since Titan was unwilling to participate in the offering. This rendered the Company unable to meet its creditor obligations on a timely basis and also contributed to the substantial increase in the Company’s ‘Current Liabilities’, including ‘accounts payable’, over recent periods. The Company is currently evaluating its rights regarding the default by SEB and has been in contact with SEB through a third-party. For more details on the SEB transactions, see the Company’s Form 10-K for 2025.

D: On January 2, 2024, Bion received a new (continuation) patent that broadened the claims related to its Ammonia Recovery System (ARS) to include industrial and municipal wastewater sources, in addition to animal waste streams that were previously covered. Since that time, Bion has a directed part of its limited resources to understanding and evaluating opportunities to apply its ARS as a ‘standalone’ or ‘bolt-on’ ammonia control solution in these sectors. In such cases, the ARS would be deployed as a standalone ammonia control solution (vs integrated into a Bion Gen3Tech platform) for facilities (both new and existing) that produce biogas from organic waste streams, such as food, food processing, and livestock packing/slaughter. These facilities are subject to EPA-mandated discharge limits that require ammonia control or face other limitations on ammonia/nitrogen in the effluent from biogas production. We believed then, and at this time, that there is a robust opportunity to provide bolt-on ammonia control solutions to others in the industrial and animal waste sectors. During fiscal 2025, and continuing, we have devoted increasing resources to pursuing the bolt-on opportunity in both of these sectors.

E: Effective April 1, 2024, the Company entered into two material definitive agreements (Giveback Agreements) regarding voluntary surrender for cancellation of securities of the Company (and related matters) by: a) members of the family of Dominic Bassani, recently deceased former Chief Executive Officer and (with his family) the Company’s largest shareholder (collectively “Bassani Family”), and b) Mark A. Smith, recently retired President of the Company and a director (“MAS”). MAS agreed to ‘give back’ 30 percent of his holdings. The Bassani Family agreed to surrender approximately 20% of its Company holdings immediately, and an additional 10 percent if Bion met certain terms and conditions. On January 18, 2025, the Bassani Family surrendered an additional 5 percent of their holdings after Bion met the first of those conditions. On September 15, 2025, as part of a subsequent Settlement Agreement (see P below), the Bassani family’s remaining 5 percent obligation under this agreement was cancelled. For more details on the Bassani Family and Smith 2024 Giveback Agreements, see the Company’s Form 10-K for 2025.

F: Effective May 31, 2024, Bion accepted the resignation of Bill O’Neill, both as CEO and Director. Mr. O’Neill had previously informed the Board that he believed he was not being adequately compensated or incentivized, and the job was too difficult. On May 21, 2024, Bion received a letter from Mr. O’Neill that expressed his dissatisfaction with the Board’s refusal to address his demands and stated he was resigning to pursue other opportunities, despite the fact he had not yet completed the last year of a three-year agreement. Bion chose to accept his resignation in the belief the Company needed a change in leadership and approach.

G: On June 1, 2024, Craig Scott joined the Company's Board of Directors. Mr. Scott has served Bion in several senior positions, dating back to 1996. Mr. Scott also agreed to assume a broader management role for Bion and subsequently accepted the role of interim Chief Executive Officer. Also in June, Greg Schoener assumed the role of Chief Operating Officer on an interim basis. He also joined Bion's Board of Directors. Mr. Schoener is a successful business owner and operator, serving the construction industry in Houston, Texas. Bob Weerts, another Bion shareholder and a successful serial entrepreneur from Winnebago, Minnesota, also accepted a position on Bion’s Board of Directors (Mr. Weerts recently passed away).

H: On June 18, 2024, Bion formed a strategic relationship with Turk Stovall and Stovall Ranching Companies with the goal of developing a 16,000-head sustainable beef project at Stovall’s Yellowstone Cattle Feeders (YCF) location in Shepherd, Montana. The YCF feedyard is a traditional outdoor dirt feedlot that today is permitted to feed up to 25,000 head. Mr. Stovall also agreed to join Bion's Board of Directors and lead a joint venture between Stovall Ranching Companies and Bion to develop the project. The facility was envisioned to produce premium quality Montana beef that we believed would be the 'cleanest', most eco-friendly finished beef in the marketplace. (Note Stovall resignation and Bion shift in M, below).

I: To help alleviate short-term cash needs for continued operations, in August, three affiliates of the Company (Greg Schoener, Interim COO & Director; Turk Stovall, Director (at that time); Bob Weerts, (now-deceased former Director) and two shareholders (one of whom is the brother of Greg Schoener) began advancing money to Bion to cover critical payables. They subsequently formed a loan group, BION BLG, LLC (“BLG”), and provided short-term funding for Bion in a secured promissory note of up to $500,000. Schoener, Weerts, and the two non-affiliate members were also large Bion shareholders, prior to the formation of BLG. As a group, Schoener, Stovall, and Weerts own 60% of BLG, which has a security interest in the Company’s Intellectual Property. The BLG note will bear interest at a rate of 7.5% per annum and the maturity date is April 15, 2025. As of the filing date, BLG has advanced $440,213. The BLG note will convert into Units (shares and/or warrants) in the Company at the terms of a later capital raise, in which Bion crosses the threshold of $3 (three) million in aggregate capital raised (or other source of funding, and other terms as defined in the note). If the Company is unable to complete such funding within six (6) months, it will be in default of the BLG note, which is secured by the Company’s Intellectual Property (“IP” “Collateral”). BLG will share the Collateral on a pro rata basis with investors in a Note with similar terms being offered to previous Bion investors. The BLG note and security agreements contain other terms set forth therein and are included as exhibits to this filing.

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

J: In November, the Company launched a secured promissory note offering (Shareholder Notes) to previous investors/shareholders (and certain others) with similar terms to the BLG note. Based on feedback from shareholders and registered representatives with which the Company has long standing relationships, management believed at that time that sufficient capital could be raised with this group to 1) continue to cover critical payables to maintain operations that will allow the Company to finish the engineering report and technology demonstration at Fair Oaks, 2) move forward with pre-development work on the Stovall project, 3) continue discussions with potential strategic partners, and 4) position the Company for the larger offering/ funding that will be required. As of filing date, Bion has raised $916,000 in the Shareholder Note offerings. Further, Bion has changed its focus from pre-development work on the Stovall project, to an initial bolt-on project at an existing or planned facility.

K: On April 16, 2025, the Company was served a summons by Hamstra Builders, Inc. (“Hamstra”) along with three other defendants: Bion Technologies, Inc. (“Biontech”), Bion 3G-1, LLC (“3G-1”), both entities of Bion Environmental Technologies, Inc., and North Prairie Holdings, LLC (‘NPHLLC”) the property lessor. The Hamstra suit is related to the Notice of Intent to file a Mechanic’s Lien, that was filed April 16, 2024, and has been disclosed in our public filings since that date. Bion has retained counsel in Indiana to represent the company in these actions. Hamstra is seeking to recover $1,494,513 in unpaid invoices related to the construction of Bion’s Ammonia Recovery System at Fair Oaks, Indiana. This sum includes $653,915 owed to Dilling Group, Inc., a subcontractor of Hamstra. Dilling filed suit to recover that amount on March 31, 2025, which was disclosed in Bion’s 8-K, dated April 7, 2025.

L: In May 2025, Bion secured its first non-binding offtake commitments for its AB10 nitrogen fertilizer. The agreements were with Perfect Blend and Yield RNG, large West Coast organic fertilizer distributors. The agreements are attached as exhibits to Bion’s 8-k, dated May 30, 2025). Bion subsequently executed a similar offtake with a large integrated U.S. agribusiness concern that requested confidentiality. These three initial offtakes represent 250,000 gallons of Bion’s liquid AB10.

M: On May 30, 2025, Bion named Stephen J Posner to its Board of Directors and accepted the resignation of Turk Stovall as a director. Mr. Poser is a long-term Bion shareholder who spent a 50-year career in financial services and capital markets. Mr. Stovall, through his various roles and activities in the cattle business, was exposed to a wide range of potential conflicts of interest. It was mutually agreed that both Bion and Mr. Stovall’s interests would be better served by his focus on Stovall Ranching Companies and Yellowstone Cattle Feeders, while Bion focused on its opportunities independently. At this time, Bion turned its attention solely to its bolt-on opportunity and securing offtake agreements and identifying projects to supply them.

N: In June, Bion completed and released its Technology-Optimization Report, that details the development and 18-month optimization of the ARS at the demonstration facility in Fair Oaks, Indiana. The optimized ARS demonstrated it is stable and can maintain continuous steady-state operations, reliable, and scalable. The ARS also showed it can achieve its ammonia reduction targets by evaporating one-third less water than was anticipated and modeled. That translates to significantly better economics, including lower fertilizer production costs. The platform is now ready for the final design process of a full-scale commercial system, which is subject to project-specific details, location, and feedstock characteristics.

O: In August, Bion engaged Josh Rapport, MS, PhD, to find projects and strategic partners. He brings over 20 years' experience in researching, designing, building and operating anaerobic digesters for heat, power, and renewable natural gas (RNG), as well as in digestate treatment and utilization. He was VP Engineering for Brightmark, one of the largest RNG companies in the U.S. In less than four years, Brightmark launched 30 RNG projects worth over $500 million under his guidance, before he left the company in 2023 to start an independent consulting business. Josh joined Bion as a consultant with a success-based compensation package and it is anticipated he will join Bion as an employee if/when Bion initiates its first commercial project.

P: Effective September 15, 2025, two affiliates of the Company (Danielle Lominy and Christopher Parlow, family members of the late Dominic Bassani, Bion’s former CEO), and three non-affiliates of the Company (Dominic Bassani’s spouse, Mark A. Smith, previously a Director and President, and Edward Schafer, previously a Director) (referred to hereinafter collectively as ‘Holders’) have each individually agreed to a settlement (“Settlement Agreements”) that will simplify Bion’s capital structure and substantially reduce the number of Fully Diluted Shares. In consideration of the cancellation of various obligations and security instruments held by the Holders, including without limitation deferred compensation, convertible notes, warrants, and options, the Holders (as a whole) will receive, in aggregate, 8,101,746 shares of common stock. If all the instruments they forfeited had been converted or exercised, it could have increased the Company’s shares outstanding by 22,498,405. The transactions represent a net reduction in fully diluted shares of 14,369,659 and an increase in outstanding shares of 8,101,746 (approximately). The shares will be issued by January 15, 2026, or earlier upon the election of the individual Holders. Formal agreements attached as an exhibit to Bion’s Form 8-K, dated September 18, 2025.

Change in Approach

Through the end of calendar 2022, Bion’s strategy to exploit the beef opportunity was focused on developing an initial sustainable beef project as ‘proof of concept’. At the beginning of 2023, under the guidance of Bill O’Neill, our immediately previous CEO, Bion’s strategy shifted to executing multiple letters of intent and agreements for sustainable beef JV projects and moving forward with development of those projects in quick succession. During our 2023 fiscal year, Bion entered into three (3) letters of intent (“LOIs”) to develop large integrated beef projects. It became increasingly apparent that while it was easy to find feeders/cattle production partners, finding partners that could and would commit to beef and coproduct offtake agreements was much more difficult. Without such partners, it would be all but impossible to finance integrated projects. As described above, Mr. O’Neill decided he was unable to accomplish this strategy and departed Bion in May 2024.

Bion’s new leadership team returned the company to its earlier approach, focusing on building an initial ‘flagship’ project to prove the ARS technology and the Gen3Tech platform it supports. New leadership continued to focus on beef, for several reasons, and believed the best opportunity for the Company to prove its sustainable beef concept was with the Stovall Ranch JV in Montana. In June 2024, Bion formed a strategic relationship with Turk Stovall and Stovall Ranching Companies. Turk Stovall is a fifth-generation Montana cattleman, with an extensive graduate-level education in cattle husbandry and an MBA in agribusiness, and he is the largest custom cattle feeder in Montana. He also has broad experience and relationships with both the U.S. and Montana’s beef industry and important state leaders, resources, and agencies. Bion and Stovall agreed to establish a JV, that was to be led by Mr. Stovall, with the goal of developing a 16,000-head sustainable beef project at Stovall’s Yellowstone Cattle Feeders (‘YCF’) location in Shepherd, Montana. However, over the following months, it became apparent to Bion’s leadership that a) Bion did not have the requisite strategic partners or resources needed to develop these large integrated projects, even a single one, b) that project development timelines would be much longer than anticipated, and c) it was unlikely Bion would be able to raise sufficient capital to execute such a plan.

Bion pivoted to devote almost all its resources to the bolt-on business opportunity: using the ARS as a standalone ammonia control solution for others’ biogas production facilities. We are currently focused on both existing and planned large-scale livestock facilities integrated with digesters, since they have waste streams for which the ARS has been optimized. Further, we have and will continue to devote resources to pursuing opportunities in the industrial wastewater sector, where regulatory drivers already exist, and we believe the ARS and its byproducts may give us a competitive advantage over existing solutions. We have not abandoned our opportunity to develop integrated sustainable livestock projects, which we believe our technology and business model is best suited for. However, we believe the bolt-on business opportunity has the advantage of requiring substantially less capital and could represent a much shorter path to fertilizer production and revenues. We intend to revisit integrated projects if and when it is in our interests to do so.

The Company’s on-going difficulties raising needed funds over the past two years have rendered the Company unable to meet its current creditor obligations on a timely basis. The Company has engaged in discussion/negotiation with its larger creditors (including its largest creditor--- the primary contractor on the Initial Project) but has been unable to reach agreements regarding payments due to the uncertainty as to if, when, and how much funding the Company will be able to raise in future periods. As a result, the primary contractor has filed a mechanics in Indiana and is pursuing action in federal court, and other creditors are threatening to commence or have commenced litigation and/or repossess/remove leased equipment. The Company is behind on its lease payments related to the site of the Initial Project. We have resumed payments to certain creditors, whose services the Company requires to continue operations at Fair Oaks, including partial lease payments to the property lessor (and ongoing supplier of digestate). Discussions and ultimate resolution are ongoing and subject to court proceedings (see K, above) and Bion’s ability to raise capital in a timely manner.

Bion has continued to raise minimal capital through our Shareholder Note Offerings and we have implemented extreme cost savings measures: maintaining only mission-critical operations and funding. Despite the Company’s financial state, the technology has been optimized and proven, the requisite organic approvals for the fertilizer have been obtained, initial offtake partners have been identified, and (nonbinding) agreements executed. We are now in discussions with several potential strategic partners in engineering, renewable energy (biogas/RNG) and clean fuels, organic fertilizer distribution, and others involved in reducing the environmental footprint of biogas, agriculture, and livestock production. Bion is now evaluating a number of these as potential development and finance partners for project opportunities. Further, the Company has initiated discussions with several large U.S. organic fertilizer manufacturers and distributors that have demonstrated interest in the product. Bion believes that any of these industry relationships could entail a direct investment in Bion, licensing fee, or some other ‘up front’ financial benefit to Bion, although there is no assurance that they will.

Bion’s new leadership team is strongly committed to Bion’s continuation, its future success, and its shareholders. We have refocused the Company’s efforts to the bolt-on opportunity, which should allow us to prove the technology at full scale and reach revenues more quickly. We believe this puts us on a more achievable path, that we will be able to move forward with at least one project in the current or next quarter, and that we will be able to execute a larger financing or obtain other sources of capital, such as a potential strategic investor/partner or a license agreement.

THERE IS NO ASSURANCE THAT THE COMPANY WILL REACH OR APPROACH THE GOALS/TARGETS SET FORTH ABOVE. REACHING SUCH GOALS/TARGETS WILL REQUIRE RESOLUTION OF THE COMPANY’S EXISTING FINANCIAL DIFFICULTIES AND ACCESS TO VERY LARGE AMOUNTS OF CAPITAL (EQUITY AND DEBT) AS EACH BOLT-ON ARS PROJECT IS PROJECTED TO COST IN EXCESS OF $8 MILLION (DEBT/EQUITY/GRANTS) TO CONSTRUCT AND WILL REQUIRE MOBILIZATION OF SUBSTANTIAL PERSONNEL, TECHNICAL RESOURCES AND MANAGEMENT SKILLS. THE COMPANY DOES NOT POSSESS EITHER THE FINANCIAL OR PERSONNEL RESOURCES INTERNALLY AND WILL NEED TO SOURCE SUCH RESOURCES FROM OUTSIDE ITSELF.

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

Operating Segment

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

Lease Accounting:

The Company accounts for leases under ASC 842, Leases (“ASC 842”). Accordingly, the Company will determine whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent- free periods and/or periods covered by early-termination options which the Company is reasonably certain of not exercising, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the condensed and consolidated statements of operations over the lease term.

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

THREE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2024

Revenue

Total revenues were nil for both the three months ended September 30, 2025 and 2024.

General and Administrative

Total general and administrative expenses were $470,000 and $959,000 for the three months ended September 30, 2025 and 2024, respectively.

Salaries and related payroll tax expenses were $89,000 and $95,000 for the three months ended September 30, 2025 and 2024, respectively. Consulting costs were $59,000 and $45,000 for the three months ended September 30, 2025 and 2024, respectively. Investor relations expenses were $17,000 and $($57,000) for the three months ended September 30, 2025 and 2024, respectively. Legal costs were $8,000 and nil for the three months ended September 30, 2025 and 2024, respectively.

Stock-based compensation for the three months ended September 30, 2025 and 2024 were $117,000 and $659,000, respectively.

Depreciation

Total depreciation expense was nil and $285 for the three months ended September 30, 2025 and 2024, respectively.

Research and Development

Total research and development expenses were $6,500 and $6,400 for the three months ended September 30, 2025 and 2024, respectively.

Salaries and related payroll tax expenses were $1,400 and $1,400 for the three months ended September 30, 2025 and 2024, respectively. Consulting costs were nil and nil for the three months ended September 30, 2025 and 2024, respectively.

Loss from Operations

As a result of the factors described above, the loss from operations was $477,000 and $966,000 for the three months ended September 30, 2025 and 2024 respectively.

Other (Income)/Expense

Other expense was $105,000 and $206,000 for the three months ended September 30, 2025 and 2024, respectively.

Interest expense related to deferred compensation, loan payable and convertible notes prior to capitalization was $44,000 and $25,000 for the three months ended September 30, 2025 and 2024, respectively. Interest expense related to warrant modifications was $61,000 and $181,000 for the three months ended September 30, 2025 and 2024, respectively.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was nil and nil for the three months ended September 30, 2025 and 2024, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $581,000 and $1,172,000 for the three months ended September 30, 2025 and 2024, respectively, and the net loss per basic common share was $.01 and $.02 for the three months ended September 30, 2025 and 2024, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's condensed consolidated financial statements for the nine months ended September 30, 2025 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2025 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of September 30, 2025, the Company had cash of approximately $28,000. During the three months ended September 30, 2025, net cash used in operating activities was $248,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance, legal, accounting, consulting and investor relations. Cash expenditures were offset in part by proceeds from financing activities, a total of $271,000 in debt funding. During the three months ended September 30, 2024, net cash used in operating activities was $218,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance, legal, accounting, consulting and investor relations expenses as well as the purchase of property and equipment. Cash expenditures were offset by proceeds from financing activities, a total of $202,000 in debt funding.

As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. As stated in multiple places in this report, over the last three months the Company has had only very limited success in raising needed funds which lack of success has had material negative effects on the Company and its business. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

During the three months ended September 30, 2025 and 2024, the Company invested nil and nil in the purchase of property and equipment, respectively. The decrease was due to the Company’s effort to conserve cash.

Financing Activities

During the three months ended September 30, 2025, the Company received net cash proceeds of $240,000 from convertible notes payable, less $1,250 in commissions, $25,000 from demand note and $8,000 from notes payable from related parties.

As of September 30, 2025, the Company has debt obligations, including accrued interest, consisting of: a) deferred compensation of $1,087,000, b) convertible notes payable of $1,315,000, c) convertible bridge note payable of $464,000, d) notes payable related party of $440,000 and demand note of $25,000. As of September 30, 2024, the Company had debt obligations of a) deferred compensation of $957,000, and b) convertible notes payable – affiliates of $1,718,000 and c) current note payable including accrued interest of $630,000 and d) notes payable including accrued interest of $127,000.

Plan of Operations and Outlook

As of September 30, 2025, the Company had cash of approximately $28,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal years 2024 and 2023 (as a whole), the Company faced less difficulty in raising equity funding (but was subject to substantial equity dilution from the larger amounts of equity financing during the periods) than was experienced in the prior 3 years. However, this positive trend did not continue during the 2025 fiscal year (and the first two quarters of 2026 through the date of this report). The Company raised very limited equity funds during such periods to meet some of its immediate needs, and therefore, the Company needs to raise substantial additional funds in the upcoming periods. The Company has faced substantial demand for capital and operating expenditures for the fiscal year 2025 that we anticipate will continue (or increase) during the 2026 fiscal year and periods thereafter as it moves toward commercial implementation of its 3G Tech and development of JVs (including costs associated with additions of personnel to carry out the business activities of the Company) and, therefore, is likely to continue to face, significant cash flow management issues due to limited capital resources and working capital constraints which had only begun to be alleviated during 2024 and 2023. As a result, the Company has faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring most of their cash compensation and/or are accepting compensation in the form of securities of the Company and members of the Company's senior management have from time-to-time made loans to the Company in the past and may do so in future periods.

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

For the three months ended September 30, 2025 the Company had a loss of $581,000 including $117,000 non-cash compensation expenses related to extension of warrants and options.

During the fiscal year ended June 30, 2025, the Company had a loss of $2,380,000 including $844,000 non-cash compensation expenses related to extension of warrants and options.

The constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company’s efforts to operate and develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company is able to raise needed funds during the remainder of the current fiscal year (and subsequent periods), of which there is no assurance, management will not need to consider deeper cuts (including additional personnel cuts) and/or curtailment of ongoing activities including research and development activities. The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, and to develop Projects. The Company anticipates that it will seek to raise from $3,000,000 to $10,000,000 or more debt and/or equity through sale of its equity securities (common, preferred and/or hybrid) and/or debt (including convertible) securities, and/or through use of ‘rights’ and/or warrants (new and/or existing) and/or license payments and/or through other means during the next twelve months. Further, Bion may be required to raise $8 million (or more) to fund its initial project, in a combination of debt financing and equity investment. However, as discussed above, there is no assurance, especially in light of the difficulties the Company has experienced in many recent years and the extremely unsettled capital markets that presently exist for small pre-revenue companies like us, that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business and Projects. Ultimately, in the event the Company cannot secure additional financial resources, or complete a strategic transaction in the longer term, the Company may need to curtail or suspend its operational plans or current initiatives, or potentially liquidate its business interests, and investors may lose all or part of their investment.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management’s plans with regard to these conditions.

Management’s Plan

The Company continues to explore sources of financing to satisfy its current operating requirements and future growth needs. The Company has faced substantial demand for capital and operating expenditures for the fiscal year 2025 that we anticipate will increase during the 2026 fiscal year and periods thereafter as we move toward commercial implementation of our ARS and 3G Tech and development of JVs (including costs associated with additions of personnel to carry out the business activities of the Company). As a result, the Company has faced, and continues to face, significant cash flow challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring most of their cash compensation and/or are accepting compensation in the form of securities of the Company and members of the Company's senior management have from time-to-time made loans to the Company in the past and may do so in future periods.

To help alleviate short-term cash needs for continued operations, in August 2024, three affiliates of the Company (Greg Schoener, Interim COO & Director; Turk Stovall, previous Director; Bob Weerts, now-deceased Director) and two shareholders (one of whom is the brother of Greg Schoener) began advancing money to Bion to cover critical payables. They subsequently formed a loan group, BION BLG, LLC (“BLG”), and provided short-term funding for Bion in a secured promissory note of up to $500,000. Schoener, Weerts, and the two non-affiliate members were also large Bion shareholders, prior to the formation of BLG. As a group, Schoener, Stovall, and Weerts own 60% of BLG, which has a security interest in the Company’s Intellectual Property. The BLG note bears interest at a rate of 9% per annum and the maturity date is January 15, 2026. As of the filing date, BLG has advanced $407,384. The BLG note will convert into Units (shares and/or warrants) in the Company at the terms of a later capital raise, in which Bion crosses the threshold of $3 (three) million in aggregate capital raised (or other source of funding, and other terms as defined in the note). If the Company is unable to complete such funding within six (6) months, it will be in default of the BLG note, which is secured by the Company’s Intellectual Property (“IP” “Collateral”). BLG will share the Collateral on a pro rata basis with investors in a secured promissory note with similar terms being offered to previous Bion investors. The BLG note and security agreements contain other terms set forth therein and are included as exhibits to this filing. The Company has entered into two forbearance agreement that raised the interest rate to 9% and extended the maturity date to January 15, 2026.

In November, the Company launched a secured promissory note offering to previous investors/shareholders (and certain others) (“Shareholder Notes”) with similar terms to the BLG note. Based on feedback from shareholders and registered representatives with which the Company has long standing relationships, management believed at that time that sufficient capital could be raised with this group to 1) continue to cover critical payables to maintain operations that will allow the Company to finish the engineering report and technology demonstration at Fair Oaks, 2) move forward with pre-development work on the Stovall project, 3) continue discussions with potential strategic partners, and 4) position ourselves for the larger offering/ funding that will be required. As of the filing date, Bion has raised $816,000 in the Shareholder Note offerings. Further, Bion has changed its focus from pre-development work on the Stovall project, to an initial bolt-on project at an existing or planned facility.

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

The Company has not made consistent lease payments since October 16, 2023. The Company made a payment of $10,500 in Oct 2024, $6,250 in February 2024 and subsequent to quarter end a payment of $6,250 in October 2025. The Company owes $125,000 in lease payments at September 30, 2025.

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

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and has concluded that, as of that date, our disclosure controls and procedures were not effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act, as a result of the material weakness in internal control over financial reporting discussed in Item 9(A) of our Form 10-K for the year ended June 30, 2025.

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

As is described in the Company’s Financial Statements included herein and discussed above in Management’s Discussion and Analysis, Note C, the Company’s on-going difficulties raising needed funds for its operations/activities over the past 2 years has rendered the Company unable to meet its current creditor obligations on a timely basis. The Company has engaged in discussion/negotiation with its larger creditors (including its largest creditor--- the primary contractor on the Initial Project) but has been unable to reach agreements regarding payments due to the uncertainty as to if, when and how much funding the Company will be able to raise in future periods. As a result, Hamstra Builders, the primary contractor filed a mechanics lien in Indiana (as did its largest sub- contractor, Dilling Group) and other creditors are threatening to commence litigation and/or repossess/remove leased equipment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2025, 209,689 shares of restricted common stock were issued as cashless warrant exercises.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non- Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Incorporated by Reference Filed/Furnished

Exhibit		Incorporated by Reference			Filed/Furnished
No.	Description	Form	Exhibit	Filing Date	Herewith
10.1	Bassani Family Settlement Agreement	8-K	10.1	10/8/2025
10.2	Mark Smith Settlement Agreement	8-K	10.2	10/8/2025
10.3	Edward Schafer Settlement Agreement	8-K	10.3	10/8/2025
31.1*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act				Filed
32.1**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act				Furnished
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				Filed
101.SCH*	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.				Filed

* Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: November 14, 2025	By:	/s/ Stephen Craig Scott
Stephen Craig Scott, Chief Executive Officer

