Form 10-Q
period 2025-12-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2026-02-17
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

On February 1, 2026, there were 57,996,165 Common Shares issued and 57,291,856 Common Shares outstanding.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2025	2025

ASSETS

Current assets:
Cash	$6,313	$4,441
Prepaid expenses	15,864	15,602
Deposits and other assets	12,464	9,190

Total current assets	34,641	29,233

Property and equipment, net (Note 3)	—	—

Total assets	$34,641	$29,233

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$2,654,954	$2,764,769
Deferred compensation (Note 4)	1,176,905	1,173,237
Convertible notes payable (Note 5)	1,493,930	2,310,402
Convertible bridge note payable (Note 5)	473,256	454,957
Note payable - related party (Note 5)	449,463	423,053
Demand note payable	25,713	—

Total current liabilities	6,274,221	7,126,418

Total liabilities	6,274,221	7,126,418

Commitments and contingencies (Note 8)

Equity (deficit):
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 50,000 shares authorized, no shares issued and outstanding	—	—
Series C Convertible Preferred stock, $0.01 par value, 60,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 250,000,000 shares authorized, 57,996,165 and 57,386,476 shares issued, respectively; 57,291,856 and 56,682,167 shares outstanding, respectively	—	—
Shares to be issued	1,540,349	—
Additional paid-in capital	134,426,650	134,677,594
Subscription receivable - affiliates (Note 7)	—	(504,650)
Accumulated deficit	(142,244,152)	(141,307,702)

Total Bion's stockholders’ equity (deficit)	(6,277,153)	(7,134,758)

Noncontrolling interest	37,573	37,573

Total equity (deficit)	(6,239,580)	(7,097,185)

Total liabilities and (deficit)	$34,641	$29,233

See notes to condensed consolidated financial statements (unaudited)

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED DECEMBER 31, 2025 AND 2024
(UNAUDITED)

	Three months ended December 31,		Six months ended December 31,
	2025	2024	2025	2024

Revenue	$—	$—	$—	$—

Operating expenses:
General and administrative (including stock-based compensation)	274,116	336,250	744,149	1,295,653
Depreciation	—	205	—	490
Research and development (including stock-based compensation)	8,308	7,237	14,822	13,611

Total operating expenses	282,424	343,692	758,971	1,309,754

Loss from operations	(282,424)	(343,692)	(758,971)	(1,309,754)

Other (income) expense:
Interest income	(25)	(14)	(34)	(32)
Interest expense	72,722	30,675	177,513	236,267

Total other expense	72,697	30,661	177,479	236,235

Net (loss)	(355,121)	(374,353)	(936,450)	(1,545,989)

Net (loss) attributable to the noncontrolling interest	—	—	—	—

Net (loss) applicable to Bion's common stockholders	$(355,121)	(374,353)	$(936,450)	$(1,545,989)

Net (loss) applicable to Bion's common stockholders per basic and diluted common share	$(0.01)	(0.01)	$(0.02)	$(0.03)

Weighted-average number of common shares outstanding:
Basic and diluted	57,105,369	56,532,170	56,894,673	56,531,417

See notes to condensed consolidated financial statements (unaudited)

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

THREE AND SIX MONTHS ENDED DECEMBER 31, 2025 AND 2024

(UNAUDITED)

Three months ended December 31, 2025 and 2024
	Bion's Stockholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Common Stock		Additional	Subscription
	Shares	Amount	Shares	Amount	Shares	Amount	Shares to be Issued	Amount	paid-in capital	Receivables for Shares	Accumulated deficit	Noncontrolling interest	Total equity/(deficit)

Balances, October 1, 2024	—	$—	—	$—	57,236,479	$—	—	$—	134,469,460	$(504,650)	$(140,099,414)	$37,573	$(6,097,031)

Net loss	—	—	—	—	—	—	—	—	—	—	(374,353)	—	(374,353)
Balances, December 31, 2024	—	$—	—	$—	57,236,479	$—	—	$—	$134,469,460	$(504,650)	$(140,473,767)	$37,573	$(6,471,384)

Balances, October 1, 2025	—	$—	—	$—	57,596,165	$—	8,101,746	$1,610,349	134,335,149	$—	$(141,889,031)	$37,573	$(5,905,960)
Modification of warrants	—	—	—	—	—	—	—	—	—	—	—	—	—
Modification of options	—	—	—	—	—	—	—	—	29,001	—	—	—	29,001
Commission on convertible debt	—	—	—	—	—	—	—	—	(7,500)	—	—	—	(7,500)
Shares issued from shares to be issued	—	—	—	—	400,000	—	(400,000)	(70,000)	70,000	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(355,121)	—	(355,121)
Balances, December 31, 2025	—	$—	—	$—	57,996,165	$—	7,701,746	$1,540,349	$134,426,650	$—	(142,244,152)	$37,573	$(6,239,580)

Six months ended December 31, 2025 and 2024
	Bion's Stockholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Common Stock		Additional	Subscription
	Shares	Amount	Shares	Amount	Shares	Amount	Shares to be Issued	Amount	paid-in capital	Receivables for Shares	Accumulated deficit	Noncontrolling interest	Total equity/(deficit)

Balances, July 1, 2024	—	$—	—	$—	57,227,248	$—	—	$—	133,623,927	$(504,650)	$(138,927,778)	$37,573	$(5,770,928)
Issuance of units for services	—	—	—	—	9,231	—	—	—	6,000	—	—	—	6,000
Modification of warrants	—	—	—	—	—	—	—	—	507,405	—	—	—	507,405
Modification of options	—	—	—	—	—	—	—	—	332,128	—	—	—	332,128
Net loss	—	—	—	—	—	—	—	—	—	—	(1,545,989)	—	(1,545,989)
Balances, December 31,2024	—	$—	—	$—	57,236,479	$—	—	$—	$134,469,460	$(504,650)	$(140,473,767)	$37,573	$(6,471,384)

Balances, July 1, 2025	—	$—	—	$—	57,386,476	$—	—	$—	134,677,594	$(504,650)	$(141,307,702)	$37,573	$(7,097,185)
Cashless exercise of warrants	—	—	—	—	209,689	—	—	—	—	—	—	—	—
Modification of warrants	—	—	—	—	—	—	—	—	207,549	—	—	—	207,549
Giveback of convertible liabilities and debt from affiliates	—	—	—	—	—	—	8,101,746	1,610,349	(669,987)	458,250	—	—	1,398,612
Recognition of interest accrued on subscription receivables cancelled in period	—	—	—	—	—	—	—	—	150,244	—			150,244
Promissory note agreement to net against Deferred Compensation	—	—	—	—	—	—	—	—	—	46,400	—	—	46,400
Commission	—	—	—	—	—	—	—	—	(8,750)	—	—	—	(8,750)
Shares issued from shares to be issued	—	—	—	—	400,000	—	(400,000)	(70,000)	70,000	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(936,450)	—	(936,450)
Balances, December 31, 2025	—	$—	—	$—	57,996,165	$—	7,701,746	$1,540,349	$134,426,650	$—	(142,244,152)	$37,573	$(6,239,580)

See notes to condensed consolidated financial statements (unaudited)

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED CASH FLOWS

SIX MONTHS ENDED DECEMBER 31, 2025 AND 2024

(UNAUDITED)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(936,450)	$(1,545,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	490
Accrued interest on loans payable, deferred compensation and other	177,513	236,267
Stock- based compensation	117,449	658,603
Stock-based compensation for services	—	6,000
(Increase) decrease in prepaid expenses	(3,536)	20,857
Increase in accounts payable and accrued expenses	71,431	30,504
(Increase) in operating lease assets and liabilities	—	(5,193)
Increase in deferred compensation	152,500	133,250

Net cash used in operating activities	(421,093)	(465,211)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	399,000	45,000
Proceeds from demand note	24,743	—
Proceeds from note payable loan, related party	7,972	399,763
Commissions on proceeds from convertible notes payable	(8,750)	—

Net cash provided by financing activities	422,965	444,763

Net increase (decrease in cash)	1,872	(20,448)

Cash at beginning of year	4,441	52,212

Cash at end of year	$6,313	$31,764

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Non-cash investing and financing transactions:
Adjustment for debt modification from giveback agreements	$723,587	$—
Adjustment for offsetting subscription receivable with deferred compensation	$61,029	$—

See notes to condensed consolidated financial statements (unaudited)

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Year to date ended December 31, 2025 the Company had a loss of $936,000 including $117,000 non-cash compensation expenses related to extension of warrants.

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

To help alleviate short-term cash needs for continued operations, in August 2024, three affiliates of the Company (Greg Schoener, Interim COO & Director; Turk Stovall, previous Director; Bob Weerts, now-deceased Director) and two shareholders (one of whom is the brother of Greg Schoener) began advancing money to Bion to cover critical payables. They subsequently formed a loan group, BION BLG, LLC (“BLG”), and provided short-term funding for Bion in a secured promissory note of up to $500,000. Schoener, Weerts, and the two non-affiliate members were also large Bion shareholders, prior to the formation of BLG. As a group, Schoener, Stovall, and Weerts own 60% of BLG, which has a security interest in the Company’s Intellectual Property. The BLG note bears interest at a rate of 9% per annum and the maturity date is January 30, 2026. As of the filing date, BLG has advanced $407,384. The BLG note will convert into Units (shares and/or warrants) in the Company at the terms of a later capital raise, in which Bion crosses the threshold of $3 (three) million in aggregate capital raised (or other source of funding, and other terms as defined in the note). If the Company is unable to complete such funding within six (6) months, it will be in default of the BLG note, which is secured by the Company’s Intellectual Property (“IP” “Collateral”). BLG will share the Collateral on a pro rata basis with investors in a secured promissory note with similar terms being offered to previous Bion investors. The BLG note and security agreements contain other terms set forth therein and are included as exhibits to this filing. The Company has entered into three forbearance agreements; the second that raised the interest rate to 9% and the third that extended the maturity date to June 30, 2026.

In November 2024, the Company launched a series of secured promissory note offerings to previous investors/shareholders (and certain others) (“Shareholder Notes”) with similar terms to the BLG note. Based on feedback from shareholders and registered representatives with which the Company has long standing relationships, management believed at that time that sufficient capital could be raised with this group to 1) continue to cover critical payables to maintain operations that will allow the Company to finish the engineering report and technology demonstration at Fair Oaks, 2) move forward with pre-development work on the Stovall project, 3) continue discussions with potential strategic partners, and 4) position ourselves for the larger offering/ funding that will be required. As of the filing date, Bion has raised $1,050,000 in the Shareholder Note offerings. Further, Bion has changed its focus from pre-development work on the Stovall project, to an initial bolt-on project at an existing facility.

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

The accompanying condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Companies latest 10K. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at December 31, 2025, the results of operations and cash flows of the Company for the three and six months ended December 31, 2025 and 2024. Operating results for the three and six months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the year ending June 30, 2026.

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

Cash and cash equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents. As of December 31, 2025 and June 30, 2025 there are no cash equivalents.

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

Income (Loss) per share:

Basic income (loss) per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share assumes the conversion, exercise, or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the income (loss) per share or increase the earnings per share. During the three and six months ended December 31, 2025 and 2024, the basic and diluted income (loss) per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants and options (as if exercised) and convertible securities (as if converted) that have been excluded from the calculation of basic income (loss) per share:

	December 31, 2025	December 31, 2024
Warrants	6,929,922	17,147,725
Options	3,676,600	5,001,600
Convertible debt	6,309,188	10,609,766

The following is a reconciliation of the denominators of the basic and diluted income (loss) per share computations for the three and six months ended December 31, 2025 and 2024.

	Three months ended December 31, 2025	Three months ended December 31, 2024	Six months ended December 31, 2025	Six months ended December 31, 2024
Shares issued – beginning of period	57,386,476	57,227,248	57,386,476	57,227,248
Shares held by subsidiaries (Note 7)	(704,309)	(704,309)	(704,309)	(704,309)
Shares outstanding – beginning of period	56,682,167	56,522,939	56,682,167	56,522,939
Weighted average shares issued during the period	423,202	9,231	212,506	8,478
Diluted weighted average shares – end of period	57,105,369	56,532,170	56,894,673	56,531,417

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

3.	PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	December 31, 2025	June 30, 2025
Computers and office equipment	12,607	12,607

Property and equipment, gross	12,607	12,607
Less accumulated depreciation	(12,607)	(12,607)
Property and equipment, net	$—	$—

Depreciation expense was nil and $205 for the three months ended December 31, 2025 and December 31, 2024, respectively, and nil and $490 for the six months ended December 31, 2025 and December 31, 2024, respectively.

4.	DEFERRED COMPENSATION:

The Company owes deferred compensation to various employees, former employees and consultants totaling $1,176,905 and $1,173,237 as of December 31, 2025 and June 30, 2025, respectively.

Family members of the late Dominic Bassani, Bion’s former CEO and Mark A. Smith, previously a Director and President are owed a balance of nil and nil as of December 31, 2025 and $12,306 and $83,964 as of June 30, 2025, respectively.

Effective September 15, 2025, family members of the late Dominic Bassani and Smith, and Edward Schafer, previously a Director, each individually agreed to a settlement (“Settlement Agreements”) that will simplify Bion’s capital structure and substantially reduce the number of Fully Diluted Shares. In consideration of the cancellation of various obligations and security instruments held by Smith and Bassani, including without limitation deferred compensation, Smith and the Bassani heirs will receive shares of common stock, as described below in Note 6. STOCKHOLDERS’ EQUITY. Included in the Bassani family Settlement Agreement was a provision to cancel their remaining 5% obligation under their previous Giveback Agreement.

The Company owes deferred compensation to Craig Scott of $385,719 and $330,046 at December 31, 2025 and June 30, 2025, respectively, with similar conversion terms as those described above for Bassani and Smith, with the exception that the interest accrues at 0% to 3% per annum. As of December 31, 2025, the Company and Scott agreed to offset the subscription receivable with the Deferred Compensation balance; $19,400 receivable and $5,923 in accumulated interest were reduced from the deferred compensation balance.

Bill O’Neill, former CEO, is owed a balance of $367,500 and $367,500 at December 31, 2025 and June 30, 2025, respectively, pursuant to his 2021 employment agreement. There is no interest accrual or conversion rights related to the deferred balance. O’Neill terminated his service to the Company prior to the full term of his agreement.

The Company also owes various consultants and employees, pursuant to various agreements, for deferred compensation of $351,186 and $306,920 as of December 31, 2025 and June 30, 2025, respectively, with similar conversion terms as those described above for Bassani and Smith, with the exception that the interest accrues at 0% to 3% per annum. The Company also owes a former employee $72,500, which is not convertible and is non-interest bearing. Reference to Equity for netting of the Notes rec. ). As of December 31, 2025, the Company and an employee agreed to offset the subscription receivable with the Deferred Compensation balance; $27,000 receivable and $8,243 in accumulated interest were reduced from the deferred compensation balance.

The Company recorded interest expense of $4,293 and $3,763 ($2,530 with related parties) for the three months ended December 31, 2025 and 2024, respectively. The Company recorded interest expense of $9,270 ($909 with related parties) and $7,101 ($4,710 with related parties) for the six months ended December 31, 2025 and 2024, respectively.

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

Mark A. Smith (the Company’s former President)(“Smith”), Dominic Bassani (the Company’s former Chief Operating Officer) (“Bassani”) (NOTE: Dominic Bassani passed away on November 11, 2023) and Ed Schafer (Director)(“Schafer”), adjusted/reduced the principal owed to them by $1,109,649, $1,939,670 and $424,873, respectively. Subsequent to the adjustment, the adjusted portion of the 2020 Convertible Obligations were renamed Adjusted 2020 Convertible Obligations and the adjusted portion of the September 2015 Convertible Notes were renamed Adjusted September 2015 Convertible Notes. The Adjusted 2020 Convertible Obligations of Smith, Bassani and Schafer are convertible into Units (consisting of 1 share and from one half (1/2) to one (1) warrant) at prices of $.0946, $.0953, and $.0953, respectively, and the Adjusted September 2015 Convertible Notes may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.115 per share. The adjusted conversion prices slightly reduce the securities to be issued on conversion of each instrument from the amount receivable under the unadjusted instruments. The Adjusted 2020 Convertible Obligations and Adjusted September 2015 Convertible Notes do not accrue any interest until their maturity date. After the adjustment, the Company owed Smith, Bassani (and trust) and Schafer $262,154, $434,016 and $96,364, respectively, of Adjusted 2020 Convertible Obligations and Bassani and Schafer, respectively, $24,230 and $4,012 of Adjusted September 2015 Convertible Notes. The Company extended the maturity dates to September 15, 2025.

As of December 31, 2025, the Adjusted 2020 Convertible Obligation balances, including accrued interest, owed Bassani (and his donees), Smith and Edward Schafer were nil, respectively. As of June 30, 2025, the Adjusted 2020 Convertible Obligation balances, including accrued interest, owed Bassani (and his donees), Smith and Edward Schafer were $459,277, nil and $101,973, respectively.

As of December 31, 2025 the Adjusted September 2015 Convertible Notes balances, including accrued interest, owed Bassani Family Trusts and Schafer were nil. As of June 30, 2025 the Adjusted September 2015 Convertible Notes balances, including accrued interest, owed Bassani Family Trusts and Schafer were $7,907 and nil , respectively.

On September 15, 2025, a settlement was reached with the Bassani family and Mark Smith to cancel the 2020 Convertible Note, effective on that date. For details on the settlement agreement, see Stockholder Equity (Note 6).

2020 Convertible Obligations

The 2020 Convertible Obligations (which combined/replaced prior convertible instruments dating to 2017 (or earlier), which accrue interest at either 4% per annum or 4% compounded quarterly and effective January 1, 2020 were due and payable on July 1, 2024. The 2020 Convertible Obligations (including accrued interest, plus all future deferred compensation added subsequently), are convertible, at the sole election of the holder, into Units consisting of one share of the Company’s common stock and one half to one warrant to purchase a share of the Company’s common stock, at a price of $0.50 per Unit until July 1, 2024. The maturity date of the notes was extended to July 15, 2025. The original conversion price of $0.50 per Unit approximated the fair value of the Units at the date of the agreements; therefore, no beneficial conversion feature exists. Management evaluated the terms and conditions of the embedded conversion features based on the guidance of ASC 815-15 “Embedded Derivatives” to determine if there was an embedded derivative requiring bifurcation. An embedded derivative instrument (such as a conversion option embedded in the deferred compensation) must be bifurcated from its host instruments and accounted for separately as a derivative instrument only if the “risks and rewards” of the embedded derivative instrument are not “clearly and closely related” to the risks and rewards of the host instrument in which it is embedded. Management concluded that the embedded conversion feature of the deferred compensation was not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument, and because of the Company’s limited trading volume that indicates the feature is not readily convertible to cash in accordance with ASC 815-10, “Derivatives and Hedging”. Effective February 1, 2023, a large portion of the 2020 Convertible Obligations were adjusted as set forth herein. The maturity date of the notes was extended to September 15, 2025.

Effective January 9, 2025, the Board of Directors amended the terms of the 2020 Adjusted Convertible Note owned by Ed Schafer, who retired from the Company’s Board of Directors on December 31, 2024. The maturity date of the 2020 Adjusted Convertible Note was extended to September 15, 2025.

On September 15, 2025, a settlement was reached with Smith, Bassani and Schafer to cancel the 2020 Adjusted Convertible Note, effective on that date. For details on the settlement agreement, see Stockholder Equity (Note 6).

As of December 31, 2025, the remaining unadjusted portion of the 2020 Convertible Obligation balances were nil. As of June 30, 2025, the remaining unadjusted portion of the 2020 Convertible Obligation balances, including accrued interest, owed Bassani Family Trusts and Smith were $386,676 and $125,919, respectively.

The Company recorded interest expense of nil and $4,380 for the three months ended December 31, 2025 and 2024, respectively. The Company recorded interest expense of $3,690 and $8,760 for the six months ended December 31, 2025 and 2024, respectively.

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

September 2015 Convertible Notes

During the year ended June 30, 2016, the Company entered into September 2015 Convertible Notes with Bassani, Schafer and a Shareholder which replaced previously issued promissory notes. The September 2015 Convertible Notes bear interest at 4% per annum, have maturity dates of July 1, 2024, and may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.60 per share. As the conversion price of $0.60 approximated the fair value of the common shares at the date of the September 2015 Convertible Notes, no beneficial conversion feature exists. The maturity date of the notes was extended to September 15, 2025 for all note holders. On September 15, 2025 the maturity date for two of the 2015 Convertible Notes was extended to September 15, 2027.

Effective January 16, 2025, Mr. Schafer voluntarily surrendered 36,918 shares of common stock that would have been issued as the result of the conversion of his $4,246 Adjusted 2015 Convertible Note. The note was convertible at $0.115 per share.

The balances of the September 2015 Convertible Notes as of December 31, 2025, including accrued interest owed Bassani, Schafer and Shareholder, are nil, nil, and $498,664, respectively. As of June 30, 2025, the remaining unadjusted portion of the 2015 Convertible Notes balances including accrued interest, were $169,383, nil and $491,107, respectively.

The Company recorded interest expense of $3,779 and $5,079 for the three months ended December 31, 2025 and 2024, respectively. The Company recorded interest expense of $8,642 and $10,158 for the six months ended December 31, 2025 and 2024, respectively.

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

The balances of the Convertible Bridge Loan, including accrued interest, are $473,256 and $454,957 as of December 31, 2025 and June 30, 2025, respectively.

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

The Company recorded interest expense of $9,149 and $9,149 for the three months ended December 31, 2025 and 2024, respectively. The Company recorded interest expense of $18,298 and $18,298 for the six months ended December 31, 2025 and 2024, respectively.

Note payable - related party

On October 22, 2024, Bion's Board of Directors ratified an agreement with the Bion BLG, LLC, loan group, effective October 15, 2024, to purchase a Convertible Promissory Note in the principal amount of up to $500,000. The Company received advances during the year ended June 30, 2025 in the amount of $399,763 and interest was applied based on the date the funds were received. The Company received an additional amount of $7,972 during the quarter ended September 30, 2025. The note bears interest at 7.5% per annum and had a maturity date of April 15, 2025.

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

On January 8, 2026, the Bion Loan Group (BLG) informed Bion it was extending the maturity date of its Convertible Promissory Note’s Second Forbearance Agreement, with an effective date of July 15, 2025 (see 8-K filed July 24, 2025), under the same terms and conditions (including the collateral sharing agreement), until June 30, 2026. Bion BLG, LLC, also extended their agreement to share their collateral with investors in the three prior Shareholder Note offerings, with investors participating in a new offering, dated January 8, 2026.

The balances of the 2024 Convertible Note Advances including accrued interest owed is $449,463 and $423,053 as of December 31, 2025 and June 30, 2025, respectively.

The Company recorded interest expense of $9,249 and $6,332 for the three months ended December 31, 2025 and 2024, respectively. The Company recorded interest expense of $18,438 and $7,157 for the six months ended December 31, 2025 and 2024, respectively.

May 2024 Convertible Notes

During the year ended June 30, 2024, the Company entered into May 2024 Convertible Notes with five individuals. The May 2024 Convertible Notes bear interest at 6% per annum, had maturity dates of December 31, 2025, and may be converted at the sole election of the noteholders into one restricted common shares and one warrant of the Company at a conversion price of $1.00 per unit. The maturity date of the notes has been extended to June 30, 2026. As the conversion price of $1.00 approximated the fair value of the common shares at the date of the May 2024 Convertible Notes, no beneficial conversion feature exists.

The balances of the May 2024 Convertible Notes including accrued interest owed is $136,848 and $133,067 as of December 31, 2025 and June 30, 2025, respectively.

The Company recorded interest expense of $1,890 and $1,890 for the three months ended December 31, 2025 and 2024, respectively. The Company recorded interest expense of $3,781 and $3,781 for the six months ended December 31, 2025 and 2024, respectively.

Convertible Notes

The Company has issued multiple series of convertible notes to various individuals from November 1, 2024 through December 31, 2025. The convertible notes bear interest at a rate of 7.5% per annum. The original maturity date for all series was December 31, 2025, which has subsequently been extended to June 30, 2026.

The Notes will automatically convert into units of the Company ("Units") upon the closing of a later capital raise in which the Company raises aggregate capital of at least $3 million. The conversion will occur at the terms of that future capital raise.

The aggregate balances of all convertible notes, including accrued interest are $858,418 and $434,823 as of December 31, 2025 and June 30, 2025, respectively.

The company recorded interest expense of $14,737 and $81 for the three months ended December 31, 2025 and 2024, respectively. The company recorded interest expense of $24,324 and $81, for the six months ended December 31, 2025 and 2024, respectively. respectively.

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

During the six months ended December 31, 2025 and the year ended June 30, 2025, the Company declared dividends of nil and nil respectively. The dividends are classified as a component of operations as the Series B Preferred stock is presented as a liability in these condensed consolidated financial statements. There is no liability at December 31, 2025.

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

During the six months ended December 31, 2025, 209,689 shares of common stock were issued as cashless warrant exercises.

During the six months ended December 31, 2025, 400,000 shares of common stock were issued as to Mark Smith for the Settlement Agreement.

Warrants:

As of December 31, 2025, the Company had approximately 7 million warrants outstanding, with exercise prices from $0.60 to $1.60 and expiring on various dates through December 31, 2026.

The weighted-average exercise price for the outstanding warrants is $0.91, and the weighted-average remaining contractual life as of December 31, 2025 is .64 years.

On December 31,2025 the Company modified 2,020,090 warrants by extending the exercise date from December 31, 2025 to March 31,2026. The valuation method used by the Company determines the valuation based on prior private placements. 3 month extensions were valued at $0.013. The Company had interest expense of $25,251.

On October 28, 2025 the Company modified 35,000 warrants by extending the exercise date from November 30, 2025 to September 30, 2026. The valuation method used by the Company determines the valuation based on prior private placements. 10 month extensions were valued at $0.042. The Company had interest expense of of $1,458.

On October 28, 2025 the Company modified 50,000 warrants by extending the exercise date from October 31, 2025 to September 30, 2026. The valuation method used by the Company determines the valuation based on prior private placements. 11 month extensions were valued at $0.046. The Company had interest expense of $2,292.

On July 15, 2025 the Company modified 3,000,000 warrants by extending the exercise date from July 15, 2025 to September 15, 2025. The valuation method used by the Company determines the valuation based on prior private placements. 6 month or less extensions were valued at $0.002. The Company had non-cash employee compensation of $68,750.

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

The Company recorded compensation expense related to employee stock options of nil and $332,128 for the six months ended December 31, 2025 and 2024, respectively. The Company granted nil and nil options for the six months ended December 31, 2025 and 2024, respectively.

On December 31, 2025 the Company modified 430,000 options held by employees, directors and non-employees by extending the exercise date three months from December 31, 2025 to March 31, 2026. The Company used the Black- Scholes valuation method and expensed nil to non-cash compensation.

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

A summary of option activity under the 2006 Plan for six months ended December 31, 2025 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2025	4,891,600	$0.85	1.40	$—
Granted	—	—
Exercised	—	—
Forfeited	(1,215,000)	0.78	1.3	—
Expired	—	—
Outstanding at December 31, 2025	3,676,600	$0.87	.91	$—

The total fair value of stock options that vested during the six months ended December 31, 2025 and 2024 was nil and nil respectively. As of December 31, 2025, the Company had no unrecognized compensation cost related to stock options.

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

A: Employment/Consulting (and related) agreements:

Stephen Craig Scott (“Scott”) was appointed interim CEO effective June 1, 2024. Scott had previously been working with the Company as an employee/consultant since 1993 in various positions including Director of Communications, SVP- Capital Markets and Head of Business Development. On October 25, 2023, Scott entered into an agreement with the Company which included provisions for a monthly salary of $14,000 almost all of which Scott deferred to help the Company conserve cash. For the six months ended December 31, 2025 and year ended June 30, 2025, deferred compensation was $76,000 and $163,000, respectively. For the three months ended December 31, 2025 and 2024, Scott was paid nil and nil respectively. For the six months ended December 31, 2025 and 2024, Scott was paid $8,000 and nil respectively.

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

Until his retirement on July 31, 2024, Smith held the positions of Director, President, Interim Chief Financial Officer and General Counsel of Company (and its subsidiaries) under various agreements (and extensions) and terms since March 2003. Over the years, Smith accumulated various obligations and security instruments, including without limitation deferred compensation, convertible notes, warrants, and options, as noted above in 6. STOCKHOLDERS EQUITY, Giveback and Settlement Agreements. On September 18, 2025, Smith surrendered all obligations and security instruments and accepted 400,000 common shares in settlement. For the three months ended December 31, 2025 and 2024, Smith was paid nil and nil , respectively, of cash compensation. For the six months ended December 31, 2025 and 2024, Smith was paid nil and nil , respectively, of cash compensation.

Dominic Bassani, who was serving as the Company’s Chief Operating Officer (‘COO’) at the time, passed away on November 11, 2023. He had served as the Company’s Chief Executive Officer (‘CEO’) since 2011 (any reference to Brightcap or Bassani for all purposes are referring to the same individual). Over the years, Bassani accumulated various obligations and security instruments, including without limitation deferred compensation, convertible notes, warrants, and options, as noted above in 6. STOCKHOLDERS EQUITY, Giveback and Settlement Agreements. On September 18, 2025, the Bassani family surrendered all obligations and security instruments and accepted 7,200,000 common shares in settlement. For the three months ended December 31, 2025 and 2024, Bassani/Brightcap was paid nil and nil , respectively, of cash compensation. For the six months ended December 31, 2025 and 2024, Bassani/Brightcap was paid nil and nil , respectively, of cash compensation.

B: Initial Project:

On January 28, 2022 Bion Environmental Technologies, Inc. (‘Bion’), on behalf of Bion 3G1 LLC (‘3G1’), a wholly-owned subsidiary, entered into a Purchase Order Agreement with Buflovak and Hebeler Process Solutions (collectively ‘Buflovak’) in the amount of $2,665,500 (and made the initial 25% payment ($666,375) for the core of the ‘Bion System’ portion (without the crystallization modules which will be ordered and fabricated pursuant to subsequent agreements) of the previously announced 3G Tech Initial Project. This Purchase Order encompassed the core of Bion’s 3G Technology. The Company received progress billing in March 2022 and June 2022 for the second and third 25% installments, both of which have been paid as of the filing date. On January 17, 2023 the Company received an invoice from Buflovak for $533,100 which was paid on March 1, 2023 and on April 24, 2023 the Company received an invoice from Buflovak for $83,275 which was paid on May 2, 2023 bringing the aggregate payments to $2,615,500 as of the date of this filing. On July 26, 2023 the Company received the final invoice for $50,000, $16,666 was paid on January 2, 2024 leaving a balance of $33,334. In addition to the Purchase Order, through December 31, 2025 the Company has incurred additional costs of $6,794,925 on the Initial Project for capitalized interest and costs, non-cash compensation, equipment and consulting fees. $7,371,371 has been paid and $1,658,469 has been billed and not yet paid.

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

The Company has not made consistent lease payments since October 16, 2023. The Company made a payment of $10,500 in October 2024 and $6,250 in February, October and November 2025. The Company owes $131,250 in lease payments at December 31, 2025.

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

The Company has evaluated events that occurred subsequent to December 31, 2025 for recognition and disclosure in the financial statements and notes to the financial statements:

On January 8, 2026, the Bion Loan Group (BLG) informed Bion it was extending the maturity date of its Convertible Promissory Note’s Second Forbearance Agreement, with an effective date of July 15, 2025 (see 8-K filed July 24, 2025), under the same terms and conditions (including the collateral sharing agreement), until June 30, 2026.

On January 22, 2026, the Board of Directors ratified granting a 90-day extension to the issuance of 7,701,746 settlement shares to two affiliates of the Company (Danielle Lominy and Christopher Parlow, family members of the late Dominic Bassani, Bion’s former CEO), and two non-affiliates of the Company (Dominic Bassani’s spouse and Edward Schafer, previously a Director) (referred to hereinafter collectively as ‘Holders’), effective 1/15/26. The Holders have agreed to the extension. The shares will be issued by April 15, 2026, or earlier upon the election of the individual Holders.

As of the filing date, the Company had subscription agreements on the January 2026 Convertible Notes for $225,000, and commissions owed of $7,500. The January 2026 Convertible Notes bear interest at 7.5% per annum, have maturity dates of June 30,2026. The January 2026 Convertible Notes will convert into Units in the Company at the terms of a later capital raise, in which the Company crosses the threshold of $3 million aggregate capital raised, including proceeds from the filing.

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

PLEASE NOTE:

A: The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing Projects, JVs and proposed Projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years. Current liabilities were approximately $6.3 million at December 31, 2025 which represents a decrease of approximately $852,000 from June 30, 2025 (largely due to Settlement Agreements detailed in P below). Similarly, the Company’s cash on hand increased from approximately $4,400 to approximately $6,300 over the same period. The Company has faced extreme difficulty obtaining needed funding during the entire 2025 fiscal year, which has continued throughout the six months of the current fiscal year to date.

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

I: To help alleviate short-term cash needs for continued operations, in August, three affiliates of the Company (Greg Schoener, Interim COO & Director; Turk Stovall, Director (at that time); Bob Weerts, (now-deceased former Director) and two shareholders (one of whom is the brother of Greg Schoener) began advancing money to Bion to cover critical payables. They subsequently formed a loan group, BION BLG, LLC (“BLG”), and provided short-term funding for Bion in a secured promissory note of up to $500,000. Schoener, Weerts, and the two non-affiliate members were also large Bion shareholders, prior to the formation of BLG. As a group, Schoener, Stovall, and Weerts own 60% of BLG, which has a security interest in the Company’s Intellectual Property. The BLG note will bear interest at a rate of 7.5% per annum and the maturity date was April 15, 2025. As of the filing date, BLG has advanced $449,463, including accrued interest of $41,728. The BLG note will convert into Units (shares and/or warrants) in the Company at the terms of a later capital raise, in which Bion crosses the threshold of $3 (three) million in aggregate capital raised (or other source of funding, and other terms as defined in the note). If the Company is unable to complete such funding within six (6) months, it will be in default of the BLG note, which is secured by the Company’s Intellectual Property (“IP” “Collateral”). BLG will share the Collateral on a pro rata basis with investors in a Note with similar terms being offered to previous Bion investors. The BLG note and security agreements contain other terms set forth therein and are included as exhibits to this filing.

Since January 2026, the Bion Loan Group (BLG) has agreed to several forbearance agreements, extending the maturity date of their note. The note now bears interest at 9%, along with other minor modifications detailed above in Note 5. Notes Payable: Note payable - related party and Subsequent Events. The maturity date of the BLG note, based on the last forbearance agreement, is June 30, 2026. BLG also extended their agreement to share their collateral with investors in the three prior Shareholder Note offerings, with investors participating in a new offering, dated January 8, 2026.

J: In November 2025, the Company launched a secured promissory note offering (Shareholder Notes) to previous investors/shareholders (and certain others) with similar terms to the BLG note. Based on feedback from shareholders and registered representatives with which the Company has long standing relationships, management believed at that time that sufficient capital could be raised with this group to 1) continue to cover critical payables to maintain operations that will allow the Company to finish the engineering report and technology demonstration at Fair Oaks, 2) move forward with pre-development work on the Stovall project, 3) continue discussions with potential strategic partners, and 4) position the Company for the larger offering/ funding that will be required. As of filing date, Bion has raised $1,050,000 in the Shareholder Note offerings. Further, Bion has changed its focus from pre-development work on the Stovall project, to an initial bolt-on project at an existing or planned facility.

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

Q. On December 5, 2025, the Company entered into an MOU (Memorandum of Understanding) with Kimmeridge Energy Management, LLC, (New York, New York) outlining a preliminary framework to explore the use of Bion’s ammonia recovery technology at a large Renewable Natural Gas (RNG) facility. Under the MOU, the Company and Kimmeridge together will share costs and collaborate on engineering work, fertilizer sample production, testing, and agronomic validation, life-cycle analysis (including CI scoring), and commercial planning. They will also evaluate and negotiate a joint Venture to develop an Ammonia Recovery System (ARS) to produce premium organic fertilizers at a potential RNG facility operated by an affiliate of Kimmeridge.

As part of the MOU, the Company has granted Kimmeridge a limited Right of First Refusal (“ROFR”) on a 10 million share equity investment in the Company during the evaluation period, at a price that is a premium to the current market price. To place the MOU in the context of the Company’s business plan (and its existing public disclosure), if the contemplated JV moves forward on the timelines anticipated, active development of a potential RNG facility could commence in the second quarter of calendar 2026.

As part of its immediate responsibilities under the MOU, the Company will initiate a Front-End Loading Level 1 (“FEL-1” engineering study addressing the integration of its ammonium bicarbonate technology with digestate produced by an RNG Facility. The study will include preliminary process design, mass and energy balances, equipment configuration, utilities requirements, site-integration considerations, and preliminary capital and operating cost estimates for an Ammonium Bicarbonate fertilizer production facility. The Company will dedicate Ammonium Bicarbonate production, as directed by Kimmeridge, to mutually agreed partners and universities for product validation, agronomic testing, and market-development activities.

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

Bion pivoted to devote almost all its resources to the bolt-on business opportunity: using the ARS as a standalone ammonia control solution for others’ biogas production facilities. We are currently focused on both existing and planned large-scale livestock facilities integrated with digesters, since they have waste streams for which the ARS has been optimized. We are equally focused on pursuing opportunities in the industrial wastewater sector, where regulatory drivers already exist, and we believe the ARS and its byproducts may give us a competitive advantage over existing solutions. We have not abandoned our opportunity to develop integrated sustainable livestock projects, which we believe our technology and business model is best suited for. However, we believe the bolt-on business opportunity has the advantage of requiring substantially less capital and could represent a much shorter path to fertilizer production and revenues. We intend to revisit integrated projects if and when it is in our interests to do so.

The Company’s on-going difficulties raising needed funds over the past two years have rendered the Company unable to meet its current creditor obligations on a timely basis. The Company engaged in early discussion/negotiation with its larger creditors (including its largest creditor--- the primary contractor on the Initial Project) but was unable to reach agreements regarding payments due to the uncertainty as to if, when, and how much funding the Company would be able to raise in future periods. As a result, the primary contractor has filed a mechanics in Indiana and is pursuing action in federal court, and other creditors are threatening to commence or have commenced litigation and/or repossess/remove leased equipment. We intend to reopen discussion with our creditors in February 2026, now that we believe we can present a pathway to a settlement. The Company is behind on its lease payments related to the site of the Initial Project. We have resumed payments to certain creditors, whose services the Company requires to continue operations at Fair Oaks, including partial lease payments to the property lessor (and ongoing supplier of digestate). Discussions and ultimate resolution are ongoing and subject to court proceedings (see K, above) and Bion’s ability to raise capital in a timely manner.

Bion has continued to raise minimal capital through our Shareholder Note Offerings and we have implemented extreme cost savings measures: maintaining only mission-critical operations and funding. Despite the Company’s financial state, the technology has been optimized and proven, the requisite organic approvals for the fertilizer have been obtained, initial offtake partners have been identified, and (nonbinding) agreements executed. We are now in discussions with several potential strategic partners in engineering, renewable energy (biogas/RNG) and clean fuels, organic fertilizer distribution, and others involved in reducing the environmental footprint of biogas, agriculture, and livestock production. Bion has entered into an MOU with a large Private Equity fund with an interest in developing a large RNG facility and making a significant investment in the Company. Bion has granted them a Right of First Refusal on 10 million shares at a premium to current market. Bion is now evaluating a half dozen other potential development and finance partners for project opportunities. Further, the Company has initiated discussions with several large U.S. organic fertilizer manufacturers and distributors that have demonstrated interest in the product. Three of the larger ones have executed non-binging LOI’s to acquire fertilizer as soon as it becomes available. Bion believes that any of these industry relationships could also entail a direct investment in Bion, licensing fee, or some other ‘up front’ financial benefit to Bion, although there is no assurance that they will.

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

THREE MONTHS ENDED DECEMBER 31, 2025 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2024

Revenue

Total revenues were nil for both the three months ended December 31, 2025 and 2024.

General and Administrative

Total general and administrative expenses were $274,000 and $336,000 for the three months ended December 31, 2025 and 2024, respectively.

Salaries and related payroll tax expenses were $86,000 and $89,000 for the three months ended December 31, 2025 and 2024, respectively. Consulting costs were $65,000 and $45,000 for the three months ended December 31, 2025 and 2024, respectively. Investor relations expenses were $4,000 and $64,000 for the three months ended December 31, 2025 and 2024, respectively. The difference of $60,000 was a result of reducing investor relations spending to conserve cash. Legal costs were $179 and $1,000 for the three months ended December 31, 2025 and 2024, respectively.

Stock-based compensation for the three months ended December 31, 2025 and 2024 were nil and nil, respectively.

Depreciation

Total depreciation expense was nil and $205 for the three months ended December 31, 2025 and 2024, respectively.

Research and Development

Total research and development expenses were $8,000 and $7,000 for the three months ended December 31, 2025 and 2024, respectively.

Salaries and related payroll tax expenses were $1,000 and $1,000 for the three months ended December 31, 2025 and 2024, respectively. Consulting costs were nil and nil for the three months ended December 31, 2025 and 2024, respectively. Legal costs were $6,700 and $5,600 for the three months ended December 31, 2025 and 2024, respectively.

Loss from Operations

As a result of the factors described above, the loss from operations was $282,000 and $344,000 for the three months ended September 30, 2025 and 2024 respectively.

Other (Income)/Expense

Other expense was $73,000 and $31,000 for the three months ended December 31, 2025 and 2024, respectively.

Interest expense related to deferred compensation, loan payable and convertible notes prior to capitalization was $44,000 and $55,000 for the three months ended December 31, 2025 and 2024, respectively. Interest expense related to warrant modifications was $29,000 and $181,000, for the three months ended December 31, 2025 and 2024, respectively.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was nil and nil for the three months ended December 31, 2025 and 2024, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $355,000 and $374,000 for the three months ended December 31, 2025 and 2024, respectively, and the net loss per basic common share was $.01 and $.01 for the three months ended December 31, 2025 and 2024, respectively.

SIX MONTHS ENDED DECEMBER 31, 2025 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2024

Revenue

Total revenues were nil for both the six months ended December 31, 2025 and 2024.

General and Administrative

Total general and administrative expenses were $744,000 and $1,296,000 for the six months ended December 31, 2025 and 2024, respectively.

Salaries and related payroll tax expenses were $174,000 and $184,000 for the six months ended December 31, 2025 and 2024, respectively. Consulting costs were $124,000 and $90,000 for the six months ended December 31, 2025 and 2024, respectively. Investor relations expenses were $20,000 and $6,000 for the six months ended December 31, 2025 and 2024, respectively. Legal costs were $8,600 and $1,000 for the six months ended December 31, 2025 and 2024, respectively.

Stock-based compensation for the six months ended December 31, 2025 and 2024 were $117,000 and $659,000, respectively.

Depreciation

Total depreciation expense was nil and $490 for the six months ended December 31, 2025 and 2024, respectively.

Research and Development

Total research and development expenses were $15,000 and $14,000 for the six months ended December 31, 2025 and 2024, respectively.

Salaries and related payroll tax expenses were $3,000 and $3,000 for the six months ended December 31, 2025 and 2024, respectively. Consulting costs were nil and nil for the six months ended December 31, 2025 and 2024, respectively. Legal costs were $11,500 and $10,300 for the six months ended December 31, 2025 and 2024, respectively.

Loss from Operations

As a result of the factors described above, the loss from operations was $759,000 and $1,310,000 for the six months ended December 31, 2025 and 2024 respectively.

Other (Income)/Expense

Other expense was $178,000 and $236,000 for the six months ended December 31, 2025 and 2024, respectively.

Interest expense related to deferred compensation, loan payable and convertible notes prior to capitalization was $87,000 and $55,000 for the six months ended December 31, 2025 and 2024, respectively. Interest expense related to warrant modifications was $90,000 and $181,000 for the six months ended December 31, 2025 and 2024, respectively.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was nil and nil for the six months ended December 31, 2025 and 2024, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $936,000 and $1,546,000 for the six months ended December 31, 2025 and 2024, respectively, and the net loss per basic common share was $.02 and $.03 for the six months ended December 31, 2025 and 2024, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's condensed consolidated financial statements for the six months ended December 31, 2025 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2025 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of December 31, 2025, the Company had cash of approximately $6,000. During the six months ended December 31, 2025, net cash used in operating activities was $421,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance, legal, accounting, consulting and investor relations. Cash expenditures were offset in part by proceeds from financing activities, a total of $423,000 in debt funding. During the six months ended December 31, 2024, net cash used in operating activities was $465,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance, legal, accounting, consulting and investor relations expenses as well as the purchase of property and equipment. Cash expenditures were offset by proceeds from financing activities, a total of $445,000 in debt funding.

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

Investing Activities

During the six months ended December 31, 2025 and 2024, the Company invested nil and nil in the purchase of property and equipment, respectively, due to the Company’s effort to conserve cash.

Financing Activities

During the six months ended December 31, 2025, the Company received net cash proceeds of $400,000 from convertible notes payable, less $9,000 in commissions, $25,000 from demand note and $8,000 from notes payable from related parties.

As of December 31, 2025, the Company has debt obligations, including accrued interest, consisting of: a) deferred compensation of $1,177,000, b) convertible notes payable of $1,494,000, c) convertible bridge note payable of $472,000, d) notes payable related party of $450,000 and demand note of $26,000. As of December 31, 2024, the Company had debt obligations of a) deferred compensation of $1,031,000, and b) convertible notes payable – affiliates of $1,728,000 and c) convertible note payable including accrued interest of $437,000 and d) notes payable including accrued interest of $407,000.

Plan of Operations and Outlook

As of December 31, 2025, the Company had cash of approximately $6,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal years 2024 and 2023 (as a whole), the Company faced less difficulty in raising equity funding (but was subject to substantial equity dilution from the larger amounts of equity financing during the periods) than was experienced in the prior 3 years. However, this positive trend did not continue during the 2025 fiscal year (and the first three quarters of 2026 through the date of this report). The Company raised very limited equity funds during such periods to meet some of its immediate needs, and therefore, the Company needs to raise substantial additional funds in the upcoming periods. The Company has faced substantial demand for capital and operating expenditures for the fiscal year 2025 that we anticipate will continue (or increase) during the 2026 fiscal year and periods thereafter as it moves toward commercial implementation of its 3G Tech and development of JVs (including costs associated with additions of personnel to carry out the business activities of the Company) and, therefore, is likely to continue to face, significant cash flow management issues due to limited capital resources and working capital constraints which had only begun to be alleviated during 2024 and 2023. As a result, the Company has faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring most of their cash compensation and/or are accepting compensation in the form of securities of the Company and members of the Company's senior management have from time-to-time made loans to the Company in the past and may do so in future periods.

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

For the six months ended December 31, 2025 the Company had a loss of $936,000 including $117,000 non-cash compensation expenses related to extension of warrants and options.

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

To help alleviate short-term cash needs for continued operations, in August 2024, three affiliates of the Company (Greg Schoener, Interim COO & Director; Turk Stovall, previous Director; Bob Weerts, now-deceased Director) and two shareholders (one of whom is the brother of Greg Schoener) began advancing money to Bion to cover critical payables. They subsequently formed a loan group, BION BLG, LLC (“BLG”), and provided short-term funding for Bion in a secured promissory note of up to $500,000. Schoener, Weerts, and the two non-affiliate members were also large Bion shareholders, prior to the formation of BLG. As a group, Schoener, Stovall, and Weerts owned 60% of BLG, which has a security interest in the Company’s Intellectual Property. The BLG note bears interest at a rate of 9% per annum and the maturity date is June 30, 2026. As of the filing date, BLG has advanced $407,735. The BLG note will convert into Units (shares and/or warrants) in the Company at the terms of a later capital raise, in which Bion crosses the threshold of $3 (three) million in aggregate capital raised (or other source of funding, and other terms as defined in the note). If the Company is unable to complete such funding within six (6) months, it will be in default of the BLG note, which is secured by the Company’s Intellectual Property (“IP” “Collateral”). BLG will share the Collateral on a pro rata basis with investors in a secured promissory note with similar terms being offered to previous Bion investors. The BLG note and security agreements contain other terms set forth therein and are included as exhibits to this filing. The Company has entered into three forbearance agreements; the second that raised the interest rate to 9% and the third that extended the maturity date to June 30, 2026.

In November 2025, the Company launched a secured promissory note offering to previous investors/shareholders (and certain others) (“Shareholder Notes”) with similar terms to the BLG note. Based on feedback from shareholders and registered representatives with which the Company has long standing relationships, management believed at that time that sufficient capital could be raised with this group to 1) continue to cover critical payables to maintain operations that will allow the Company to finish the engineering report and technology demonstration at Fair Oaks, 2) move forward with pre-development work on the Stovall project, 3) continue discussions with potential strategic partners, and 4) position ourselves for the larger offering/ funding that will be required. As of the filing date, Bion has raised $1,050,000 in the Shareholder Note offerings. Further, Bion has changed its focus from pre-development work on the Stovall project, to an initial bolt-on project at an existing or planned facility.

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

Bion is in discussions with several potential strategic partners in engineering, renewable energy (biogas/RNG) and clean fuels, organic fertilizer distribution, and others involved in reducing the environmental footprint of biogas, agriculture, and livestock production. Bion is now evaluating a number of these as potential development and finance partners for project opportunities and recently signed an MOU with Kimmeridge Energy Management for a potential large RNG facility, that includes a Right of First Refusal on 10 million shares of Bion stock at a premium to the current market. Further, with the recent OMRI Listing for its commercial fertilizer, the Company has initiated discussions with several large U.S. fertilizer manufacturers and distributors that have demonstrated interest in the product. Bion believes that these industry relationships could also entail a direct investment in Bion, licensing fee, or some other ‘up front’ financial benefit to Bion, although there is no assurance that they will.

CONTRACTUAL OBLIGATIONS

The Company entered into an agreement on September 23, 2021, to lease approximately four acres of land near Fair Oaks, Indiana, for the development site of its Initial Project. The lease ended December 31, 2024 and there is an agreement to extend month to month at the same rate.

The Company has not made consistent lease payments since October 16, 2023. The Company made a payment of $10,500 in October 2024 and $6,250 in February, October and November 2025. The Company owes $131,250 in lease payments at December 31, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended December 31, 2025, 209,689 shares of restricted common stock were issued as cashless warrant exercises and 400,000 shares were issued to Mark Smith for his settlement agreement.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non- Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Incorporated by Reference Filed/Furnished

Exhibit		Incorporated by Reference			Filed/Furnished
No.	Description	Form	Exhibit	Filing Date	Herewith
10.1	Bassani Family Settlement Agreement	8-K	10.1	10/8/2025
10.2	Mark Smith Settlement Agreement	8-K	10.2	10/8/2025
10.3	Edward Schafer Settlement Agreement	8-K	10.3	10/8/2025
31.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act				Filed
32.1**	Certification of Cheif Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act				Furnished
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				Filed
101.SCH*	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.				Filed

* Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: February 17, 2026	By:	/s/ Stephen Craig Scott
Stephen Craig Scott Chief Executive Officer and Principal Financial Officer

