Form 10-Q
period 2026-03-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2026-05-15
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

On May 1, 2026, there were 58,116,620 Common Shares issued and 57,412,311 Common Shares outstanding.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	June 30,
	2026	2025
	(unaudited)
ASSETS

Current assets:
Cash	$43,553	$4,441
Prepaid expenses	17,496	15,602
Deposits and other assets	10,029	9,190

Total current assets	71,078	29,233

Property and equipment, net (Note 3)	—	—

Total assets	$71,078	$29,233

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$2,626,928	$2,764,769
Deferred compensation (Note 4)	1,254,772	1,173,237
Convertible notes payable (Note 5)	1,807,110	2,310,402
Convertible bridge note payable (Note 5)	482,206	454,957
Note payable - related party (Note 5)	466,521	423,053
Demand note payable	26,323	—

Total current liabilities	6,663,860	7,126,418

Total liabilities	6,663,860	7,126,418

Equity (deficit):
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 50,000 shares authorized, no shares issued and outstanding	—	—
Series C Convertible Preferred stock, $0.01 par value, 60,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 250,000,000 shares authorized, 58,116,620 and 57,386,476 shares issued, respectively; 57,412,311 and 56,682,167 shares outstanding, respectively	—	—
Shares to be issued	1,540,349	—
Additional paid-in capital	134,497,032	134,677,594
Subscription receivable - affiliates (Note 7)	—	(504,650)
Accumulated deficit	(142,667,736)	(141,307,702)

Total Bion's stockholders’ equity (deficit)	(6,630,355)	(7,134,758)

Noncontrolling interest	37,573	37,573

Total equity (deficit)	(6,592,782)	(7,097,185)

Total liabilities and (deficit)	$71,078	$29,233

See notes to condensed consolidated financial statements (unaudited)

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MARCH 31, 2026 AND 2025
(UNAUDITED)

	Three months ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025

Revenue	$—	$—	$—	$—

Operating expenses:
General and administrative (including stock-based compensation)	304,554	474,892	1,048,703	1,770,545
Depreciation	—	205	—	695
Research and development (including stock-based compensation)	3,137	5,778	17,959	19,389

Total operating expenses	307,691	480,875	1,066,662	1,790,629

Loss from operations	(307,691)	(480,875)	(1,066,662)	(1,790,629)

Other (income) expense:
Interest income	(40)	(16)	(74)	(48)
Interest expense	118,433	34,542	295,946	270,809
Gain on disposal of assets	—	(4,245)	—	(4,245)
Other income	(2,500)	—	(2,500)	—

Total other expense	115,893	30,281	293,372	266,516

Net (loss)	(423,584)	(511,156)	(1,360,034)	(2,057,145)

Net (loss) attributable to the noncontrolling interest	—	—	—	—

Net (loss) applicable to Bion's common stockholders	$(423,584)	(511,156)	$(1,360,034)	$(2,057,145)

Net (loss) applicable to Bion's common stockholders per basic and diluted common share	$(0.01)	(0.01)	$(0.02)	$(0.04)

Weighted-average number of common shares outstanding:
Basic and diluted	57,304,600	56,597,169	56,943,370	56,553,015

See notes to condensed consolidated financial statements (unaudited)

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

Three months ended March 31, 2026 and 2025

	Bion's Stockholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Common Stock		Additional	Subscription Receivables for	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares to be Issued	Amount	paid-in capital	Shares	deficit	interest	equity/(deficit)

Balances, January 1, 2025	—	$—	—	$—	57,236,479	$—	—	$—	$134,469,460	$(504,650)	$(140,473,767)	$37,573	$(6,471,384)
Issuance of shares	—	—	—	—	149,997	—	—	—	28,500	—	—	—	28,500
Modification of warrants	—	—	—	—	—	—	—	—	178,684	—	—	—	178,684
Commission on the sales of units	—	—	—	—	—	—	—	—	(5,300)	—	—	—	(5,300)
Net loss	—	—	—	—	—	—	—	—	—	—	(511,156)	—	(511,156)
Balances, March 31, 2025	—	$—	—	$—	57,386,476	$—	—	$—	$134,671,344	$(504,650)	$(140,984,923)	$37,573	$(6,780,656)

Balances, January 1, 2026	—	$—	—	$—	57,996,165	$—	7,701,746	$1,540,349	$134,426,650	$—	$(142,244,152)	$37,573	$(6,239,580)
Cashless exercise of warrants	—	—	—	—	120,455	—	—	—		—	—	—	—
Modification of warrants	—	—	—	—	—	—	—	—	71,816	—	—	—	71,816
Modification of options	—	—	—	—	—	—	—	—	7,260	—	—	—	7,260
Commission on convertible debt	—	—	—	—	—	—	—	—	(8,694)	—	—	—	(8,694)
Net loss	—	—	—	—	—	—	—	—	—	—	(423,584)	—	(423,584)
Balances, March 31, 2026	—	—	—	$—	58,116,620	$—	7,701,746	$1,540,349	$134,497,032	$—	(142,667,736)	$37,573	$(6,592,782)

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

(CONTINUED)

Nine months ended March 31, 2026 and 2025

	Bion's Stockholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Common Stock		Additional paid-in	Subscription Receivables for	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares to be Issued	Amount	capital	Shares	deficit	interest	equity/(deficit)

Balances, July 1, 2024	—	$—	—	$—	57,227,248	$—	—	$—	$133,623,927	$(504,650)	$(138,927,778)	$37,573	$(5,770,928)
Issuance of units for services	—	—	—	—	159,228	—	—	—	34,500	—	—	—	34,500
Modification of warrants	—	—	—	—	—	—	—	—	686,089	—	—	—	686,089
Modification of options	—	—	—	—	—	—	—	—	332,128	—	—	—	332,128
Commission on the sale of units	—	—	—	—	—	—	—	—	(5,300)	—	—	—	(5,300)
Net loss	—	—	—	—	—	—	—	—	—	—	(2,057,145)	—	(2,057,145)
Balances, March 31, 2025	—	$—	—	$—	57,386,476	$—	—	$—	$134,671,344	$(504,650)	$(140,984,923)	$37,573	$(6,780,656)

Balances, July 1, 2025	—	$—	—	$—	57,386,476	$—	—	$—	$134,677,594	$(504,650)	$(141,307,702)	$37,573	$(7,097,185)
Cashless exercise of warrants	—	—	—	—	330,144	—	—	—	—	—	—	—	—
Modification of warrants	—	—	—	—	—	—	—	—	279,365	—	—	—	279,365
Modification of options	—	—	—	—	—	—	—	—	7,260	—	—	—	7,260
Giveback of convertible liabilities and debt from affiliates	—	—	—	—	—	—	8,101,746	1,610,349	(669,987)	458,250	—	—	1,398,612
Recognition of interest accrued on subscription receivables cancelled in- period	—	—	—	—	—	—	—	—	150,244	—	—	—	150,244
Promissory note agreement to net against Deferred Compensation	—	—	—	—	—	—	—	—	—	46,400	—	—	46,400
Commission	—	—	—	—	—	—	—	—	(17,444)	—	—	—	(17,444)
Shares issued from shares to be issued	—	—	—	—	400,000	—	(400,000)	(70,000)	70,000	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(1,360,034)	—	(1,360,034)
Balances, March 31, 2026	—	—	—	$—	58,116,620	$—	7,701,746	$1,540,349	$134,497,032	$—	(142,667,736)	$37,573	$(6,592,782)

See notes to condensed consolidated financial statements (unaudited)

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED CASH FLOWS

NINE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,360,034)	$(2,057,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	695
Accrued interest on loans payable, deferred compensation and other	295,946	270,809
Stock- based compensation	124,709	837,287
Stock-based compensation for services	—	34,500
Forgiveness of debt	—	(4,245)
(Increase) decrease in prepaid expenses	(2,733)	11,345
Increase in accounts payable and accrued expenses	43,403	50,809
Decrease in operating lease assets and liabilities	—	191
Increase in deferred compensation	225,750	178,546

Net cash used in operating activities	(672,959)	(677,208)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	688,800	236,000
Proceeds from demand note	24,743	—
Proceeds from note payable loan, related party	15,972	399,763
Commissions on proceeds from convertible notes payable	(17,444)	(5,300)

Net cash provided by financing activities	712,071	630,463

Net change in cash	39,112	(46,745)

Cash at beginning of year	4,441	52,212

Cash at end of year	$43,553	$5,467

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Non-cash investing and financing transactions:
Adjustment for debt modification from giveback agreements	$723,587	$—
Adjustment for offsetting subscription receivable with deferred compensation	61,029	$—

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

Year to date ended March 31, 2026 the Company had a loss of $1,360,000 including $125,000 non-cash compensation expenses related to extension of warrants.

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

To help alleviate short-term cash needs for continued operations, in August 2024, three affiliates of the Company (Greg Schoener, Interim COO & Director; Turk Stovall, previous Director; Bob Weerts, now-deceased Director) and two shareholders (one of whom is the brother of Greg Schoener) began advancing money to Bion to cover critical payables. They subsequently formed a loan group, BION BLG, LLC (“BLG”), and provided short-term funding for Bion in a secured promissory note of up to $500,000. Schoener, Weerts, and the two non-affiliate members were also large Bion shareholders, prior to the formation of BLG. As a group, Schoener, Stovall, and Weerts own 60% of BLG, which has a security interest in the Company’s Intellectual Property. The BLG note bears interest at a rate of 9% per annum and the maturity date is June 30, 2026. As of the filing date, BLG has advanced $415,735. The BLG note will convert into Units (shares and/or warrants) in the Company at the terms of a later capital raise, in which Bion crosses the threshold of $3 (three) million in aggregate capital raised (or other source of funding, and other terms as defined in the note). If the Company is unable to complete such funding within six (6) months, it will be in default of the BLG note, which is secured by the Company’s Intellectual Property (“IP” “Collateral”). BLG will share the Collateral on a pro rata basis with investors in a secured promissory note with similar terms being offered to previous Bion investors. The BLG note and security agreements contain other terms set forth therein and are included as exhibits to this filing. The Company has entered into three forbearance agreements; the second that raised the interest rate to 9% and the third that extended the maturity date to June 30, 2026.

In November 2024, the Company launched a series of secured promissory note offerings to previous investors/shareholders (and certain others) (“Shareholder Notes”) with similar terms to the BLG note. Based on feedback from shareholders and registered representatives with which the Company has long standing relationships, management believed at that time that sufficient capital could be raised with this group to 1) continue to cover critical payables to maintain operations that will allow the Company to finish the engineering report and technology demonstration at Fair Oaks, 2) move forward with pre-development work on the Stovall project, 3) continue discussions with potential strategic partners, and 4) position ourselves for the larger offering/ funding that will be required. As of the filing date, Bion has raised $1,164,800 in the Shareholder Note offerings. Further, Bion has changed its focus from pre-development work on the Stovall project, to an initial bolt-on project at an existing facility.

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

Bion is currently in discussions with several potential strategic partners in engineering, renewable energy (biogas/RNG) and clean fuels, organic fertilizer distribution, and others involved in reducing the environmental footprint of biogas and livestock production. With today’s U.S, and global emphasis on decarbonizing energy and the food supply chain, and their impacts on water and air pollution, the sectors have become closely intertwined. They are evolving quickly, and integrated solutions have become increasingly desired, but complex. Bion is now evaluating engineering and construction firms, biogas operators, and others as potential development partners for industrial and livestock opportunities. Further, with the recent OMRI Listing for its commercial fertilizer, the Company has initiated discussions with several large U.S. fertilizer manufacturers and distributors that have expressed interest in the product. Bion believes that such relationships could entail a direct investment in Bion, licensing fee, or some other ‘up front’ financial benefit to Bion, although there is no assurance that they will. In June 2025, the Company completed its Technology-Optimization Report that is critical to demonstrating the technology performance and economics of its ammonia recovery technology to potential strategic partners.

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

The accompanying condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s latest 10K. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at March 31, 2026, the results of operations and cash flows of the Company for the three and nine months ended March 31, 2026 and 2025. Operating results for the three and nine months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending June 30, 2026.

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

Cash and cash equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents. As of March 31, 2026 and June 30, 2025 there are no cash equivalents.

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

Income (Loss) per share:

Basic income (loss) per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share assumes the conversion, exercise, or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the income (loss) per share or increase the earnings per share. During the three and nine months ended March 31, 2026 and 2025, the basic and diluted income (loss) per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants and options (as if exercised) and convertible securities (as if converted) that have been excluded from the calculation of basic income (loss) per share:

	March 31, 2026	March 31, 2025
Warrants	6,674,922	15,910,225
Options	3,651,600	4,891,600
Convertible debt	5,425,839	11,281,483

The following is a reconciliation of the denominators of the basic and diluted income (loss) per share computations for the three and nine months ended March 31, 2026 and 2025.

	Three months ended March 31, 2026	Three months ended March 31, 2025	Nine months ended March 31, 2026	Nine months ended March 31, 2025
Shares issued – beginning of period	57,996,635	57,236,479	57,386,476	57,227,248
Shares held by subsidiaries (Note 7)	(704,309)	(704,309)	(704,309)	(704,309)
Shares outstanding – beginning of period	57,292,326	56,532,170	56,682,167	56,522,939
Weighted average shares issued during the period	12,274	64,999	261,203	30,076
Diluted weighted average shares – end of period	57,304,600	56,597,169	56,943,370	56,553,015

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

The Company is required to adopt ASU 2023-09 for its fiscal year ending June 30, 2026. The adoption is not expected to materially impact the Company's financial statements but will expand annual income tax disclosures. The Company is currently evaluating the full impact of the required disclosures and the adoption method.

3. PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	March 31, 2026	June 30, 2025
Computers and office equipment	11,649	12,607

Property and equipment, gross	11,649	12,607
Less accumulated depreciation	(11,649)	(12,607)
Property and equipment, net	$—	$—

Depreciation expense was nil and $205 for the three months ended March 31, 2026 and March 31, 2025, respectively, and nil and $695 for the nine months ended March 31, 2026 and March 31, 2025, respectively.

4. DEFERRED COMPENSATION:

The Company owes deferred compensation to various employees, former employees and consultants totaling $1,254,772 and $1,173,237 as of March 31, 2026 and June 30, 2025, respectively.

Family members of the late Dominic Bassani, Bion’s former CEO and Mark A. Smith, previously a Director and President are owed a balance of nil and nil as of March 31, 2026 and $12,306 and $83,964 as of June 30, 2025, respectively.

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

The Company owes deferred compensation to Craig Scott of $420,634 and $330,046 at March 31, 2026 and June 30, 2025, respectively, interest accrues at 3% per annum and can be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month. The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month. As of March 31, 2026, the Company and Scott agreed to offset the subscription receivable with the Deferred Compensation balance; $19,400 receivable and $5,923 in accumulated interest were reduced from the deferred compensation balance.

Bill O’Neill, former CEO, is owed a balance of $367,500 and $367,500 at March 31, 2026 and June 30, 2025, respectively, pursuant to his 2021 employment agreement. There is no interest accrual or conversion rights related to the deferred balance. O’Neill terminated his service to the Company prior to the full term of his agreement.

The Company also owes various consultants and employees, pursuant to various agreements, for deferred compensation of $394,138 and $306,920 as of March 31, 2026 and June 30, 2025, respectively, with similar conversion terms as those described above for Scott. with the exception that the interest accrues at 0% to 3% per annum. The Company also owes a former employee $72,500, which is not convertible and is non-interest bearing. As of March 31, 2026, the Company and an employee agreed to offset the subscription receivable with the Deferred Compensation balance; $27,000 receivable and $8,243 in accumulated interest were reduced from the deferred compensation balance.

The Company recorded interest expense of $4,618 and $4,103 ($2,790 with related parties) for the three months ended March 31, 2026 and 2025, respectively. The Company recorded interest expense of $13,887 and $11,204 ($7,501 with related parties) for the nine months ended March 31, 2026 and 2025, respectively.

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

As of March 31, 2026, the Adjusted 2020 Convertible Obligation balances, including accrued interest, owed Bassani (and his donees), Smith and Edward Schafer were nil. As of June 30, 2025, the Adjusted 2020 Convertible Obligation balances, including accrued interest, owed Bassani (and his donees), Smith and Edward Schafer were $459,277, nil and $101,973, respectively.

As of March 31, 2026 the Adjusted September 2015 Convertible Notes balances, including accrued interest, owed Bassani Family Trusts and Schafer were nil. As of June 30, 2025 the Adjusted September 2015 Convertible Notes balances, including accrued interest, owed Bassani Family Trusts and Schafer were $7,907 and nil , respectively.

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

As of March 31, 2026, the remaining unadjusted portion of the 2020 Convertible Obligation balances were nil. As of June 30, 2025, the remaining unadjusted portion of the 2020 Convertible Obligation balances, including accrued interest, owed Bassani Family Trusts and Smith were $386,676 and $125,919, respectively.

The Company recorded interest expense of nil and $4,380 for the three months ended March 31, 2026 and 2025, respectively. The Company recorded interest expense of $3,690 and $13,141 for the nine months ended March 31, 2026 and 2025, respectively.

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

The balances of the September 2015 Convertible Notes as of March 31, 2026, including accrued interest owed Bassani, Schafer and Shareholder, are nil, nil, and $502,444, respectively. As of June 30, 2025, the remaining unadjusted portion of the 2015 Convertible Notes balances including accrued interest, were $169,383, nil and $491,107, respectively.

The Company recorded interest expense of $3,779 and $5,079 for the three months ended March 31, 2026 and 2025, respectively. The Company recorded interest expense of $12,421 and $15,238 for the nine months ended March 31, 2026 and 2025, respectively.

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

The balances of the Convertible Bridge Loan, including accrued interest, are $482,206 and $454,957 as of March 31, 2026 and June 30, 2025, respectively.

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

The Company recorded interest expense of $8,950 and $8,950 for the three months ended March 31, 2026 and 2025, respectively. The Company recorded interest expense of $27,249 and $27,249 for the nine months ended March 31, 2026 and 2025, respectively.

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

The balances of the Convertible Note Advances including accrued interest owed is $466,521 and $423,053 as of March 31, 2026 and June 30, 2025, respectively.

The Company recorded interest expense of $9,198 and $7,393 for the three months ended March 31, 2026 and 2025, respectively. The Company recorded interest expense of $27,496 and $14,550 for the nine months ended March 31, 2026 and 2025, respectively.

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

The balances of the May 2024 Convertible Notes including accrued interest owed is $138,697 and $133,067 as of March 31, 2026 and June 30, 2025, respectively.

The Company recorded interest expense of $1,890 and $1,890 for the three months ended March 31, 2026 and 2025, respectively. The Company recorded interest expense of $5,630 and $5,630 for the nine months ended March 31, 2026 and 2025, respectively.

Convertible Notes

The Company has issued multiple series of convertible notes to various individuals from November 1, 2024 through March 31, 2026. The convertible notes bear interest at a rate of 7.5% per annum. The original maturity date for all series was December 31, 2025, which has subsequently been extended to June 30, 2026.

The Notes will automatically convert into units of the Company ("Units") upon the closing of a later capital raise in which the Company raises aggregate capital of at least $3 million. The conversion will occur at the terms of that future capital raise.

The aggregate balances of all convertible notes, including accrued interest are $1,165,969 and $434,823 as of March 31, 2026 and June 30, 2025, respectively.

The company recorded interest expense of $17,751 and $2,787 for the three months ended March 31, 2026 and 2025, respectively. The Company recorded interest expense of $42,076 and $2,868, for the nine months ended March 31, 2026 and 2025, respectively.

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

On September 17, 2025, MAS agreed to 400,000 shares and surrendered 2020 Collateral Note balance of $126, 958, deferred compensation balance of $84,664, expense reimbursement balance of $41,246, offset with the subscription receivable balance of $38,531, representing up to 1,188,428 shares if fully converted or exercised.

On September 18, 2025, Schafer agreed to 501,746 shares and surrendered 23,934 warrants, 1,215,000 options and the 2020 Adjusted Convertible Note balance of $101,974, representing up to 2,843,966 shares if fully converted or exercised.

On January 22, 2026, the Board of Directors ratified granting a 90-day extension to the issuance of 7,701,746 settlement shares to two affiliates of the Company (Danielle Lominy and Christopher Parlow, family members of the late Dominic Bassani, Bion’s former CEO), and two non-affiliates of the Company (Dominic Bassani’s spouse and Edward Schafer, previously a Director) (referred to hereinafter collectively as ‘Holders’), effective January 15, 2026. The Holders have agreed to the extension. The shares will be issued by April 15, 2026, or earlier upon the election of the individual Holders.

On April 15, 2026, at the request of Danielle Lominy, Christopher Parlow, Edward Schafer, and Dominic Bassani’s spouse, Bion agreed to extend the issuance of their settlement shares to December 31, 2026, subject to a capital raise or other source of funding which would trigger the immediate issuance of the shares.

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

During the nine months ended March 31, 2026 and the year ended June 30, 2025, the Company declared dividends of nil and nil respectively. The dividends are classified as a component of operations as the Series B Preferred stock is presented as a liability in these condensed consolidated financial statements. There is no liability at March 31, 2026.

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

During the nine months ended March 31, 2026, 330,144 shares of common stock were issued as cashless warrant exercises.

During the nine months ended March 31, 2026, 400,000 shares of common stock were issued as to Mark Smith for the Settlement Agreement.

Warrants:

As of March 31, 2026, the Company had approximately 6.7 million warrants outstanding, with exercise prices from $0.74 to $1.60 and expiring on various dates through December 31, 2026.

The weighted-average exercise price for the outstanding warrants is $0.91, and the weighted-average remaining contractual life as of March 31, 2026 is .41 years.

On March 31, 2026 the Company modified 1,915,090 warrants by extending the exercise date from March 31, 2026 to December 31, 2026. The valuation method used by the Company determines the valuation based on prior private placements. 9 month extensions were valued at $0.0375. The Company had interest expense of $71,816.

On December 31, 2025 the Company modified 2,020,090 warrants by extending the exercise date from December 31, 2025 to March 31, 2026. The valuation method used by the Company determines the valuation based on prior private placements. Three month extensions were valued at $0.013. The Company had interest expense of $25,251.

On October 28, 2025 the Company modified 35,000 warrants by extending the exercise date from November 30, 2025 to September 30, 2026. The valuation method used by the Company determines the valuation based on prior private placements. Ten month extensions were valued at $0.042. The Company had interest expense of $1,458.

On October 28, 2025 the Company modified 50,000 warrants by extending the exercise date from October 31, 2025 to September 30, 2026. The valuation method used by the Company determines the valuation based on prior private placements. Eleven month extensions were valued at $0.046. The Company had interest expense of $2,292.

On July 15, 2025 the Company modified 3,000,000 warrants by extending the exercise date from July 15, 2025 to September 15, 2025. The valuation method used by the Company determines the valuation based on prior private placements. Six month or less extensions were valued at $0.002. The Company had non-cash employee compensation of $68,750.

On July 15, 2025 the Company modified 5,909,869 warrants by extending the exercise date from July 15, 2025 to August 15, 2025. On August 15, 2025 the Company modified the same warrants by extending the exercise date from August 15, 2025 to September 15, 2025. The valuation method used by the Company determines the valuation based on prior private placements. Six month extensions or less were valued at $0.002. The Company had non-cash employee compensation of $48,697.

On September 30, 2025 the Company modified 1,222,005 warrants by extending the exercise date from September 30, 2025 to September 30, 2026. The valuation method used by the Company determines the valuation based on prior private placements. Twelve month extensions were valued at $0.05. The Company had interest expense of $61,100.

On September 15, 2025, settlements were reached with MAS, the Bassani family and Schafer, to surrender additional securities. Included in the Bassani family agreement was a provision to cancel their remaining 5% obligation under the Giveback Agreement. For details on the settlement agreement, see Giveback and Settlement Agreements above.

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

The Company recorded compensation expense related to employee stock options of nil and $332,128 for the nine months ended March 31, 2026 and 2025, respectively. The Company granted nil and nil options for the nine months ended March 31, 2026 and 2025, respectively.

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

On March 31, 2026 the Company modified 430,000 options held by employees, directors and non-employees by extending the exercise date nine months from March 31, 2026 to December 31, 2026. The Company used the Black- Scholes valuation method and expensed $7,260 to non-cash compensation.

A summary of option activity under the 2006 Plan for the nine months ended March 31, 2026 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2025	4,891,600	$0.85	1.40	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(1,215,000)	0.78	1.3	—
Expired	(25,000)	0.60	—	—
Outstanding at March 31, 2026	3,651,600	$0.87	0.75	$—

The total fair value of stock options that vested during the nine months ended March 31, 2026 and 2025, was nil and nil respectively. As of March 31, 2026, the Company had no unrecognized compensation cost related to stock options.

7. SUBSCRIPTION RECEIVABLE - AFFILIATES:

As of September 15, 2025 the subscription receivable balance of $590,048 (including $131,798 of interest) was included in the Giveback Agreement, see Stockholders Equity (Note 6) for details of the giveback and settlement agreements.

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

8. COMMITMENTS AND CONTINGENCIES:

A: Employment/Consulting (and related) agreements:

Stephen Craig Scott (“Scott”) was appointed interim CEO effective June 1, 2024. Scott had previously been working with the Company as an employee/consultant since 1993 in various positions including Director of Communications, SVP- Capital Markets and Head of Business Development. On October 25, 2023, Scott entered into an agreement with the Company which included provisions for a monthly salary of $14,000 almost all of which Scott deferred to help the Company conserve cash. For the nine months ended March 31, 2026 and year ended June 30, 2025, deferred compensation was $271,000 and $163,000, respectively. For the three months ended March 31, 2026 and 2025, Scott was paid $10,000 and $5,000 respectively. For the nine months ended March 31, 2026 and 2025, Scott was paid $18,000 and $5,000 respectively.

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

Until his retirement on July 31, 2024, MAS held the positions of Director, President, Interim Chief Financial Officer and General Counsel of Company (and its subsidiaries) under various agreements (and extensions) and terms since March 2003. Over the years, MAS accumulated various obligations and security instruments, including without limitation deferred compensation, convertible notes, warrants, and options, as noted above in 6. STOCKHOLDERS EQUITY, Giveback and Settlement Agreements. On September 18, 2025, MAS surrendered all obligations and security instruments and accepted 400,000 common shares in settlement. For the three months ended March 31, 2026 and 2025, MAS was paid nil and nil , respectively, of cash compensation. For the nine months ended March 31, 2026 and 2025, MAS was paid nil and nil , respectively, of cash compensation.

Dominic Bassani, who was serving as the Company’s Chief Operating Officer (‘COO’) at the time, passed away on November 11, 2023. He had served as the Company’s Chief Executive Officer (‘CEO’) since 2011 (any reference to Brightcap or Bassani for all purposes are referring to the same individual). Over the years, Bassani accumulated various obligations and security instruments, including without limitation deferred compensation, convertible notes, warrants, and options, as noted above in 6. STOCKHOLDERS EQUITY, Giveback and Settlement Agreements. On September 18, 2025, the Bassani family surrendered all obligations and security instruments and accepted 7,200,000 common shares in settlement. For the three months ended March 31, 2026 and 2025, Bassani/Brightcap was paid nil and nil , respectively, of cash compensation. For the nine months ended March 31, 2026 and 2025, Bassani/Brightcap was paid nil and nil , respectively, of cash compensation.

B: Initial Project:

On January 28, 2022 Bion Environmental Technologies, Inc. (‘Bion’), on behalf of Bion 3G1 LLC (‘3G1’), a wholly-owned subsidiary, entered into a Purchase Order Agreement with Buflovak and Hebeler Process Solutions (collectively ‘Buflovak’) in the amount of $2,665,500 (and made the initial 25% payment ($666,375) for the core of the ‘Bion System’ portion (without the crystallization modules which will be ordered and fabricated pursuant to subsequent agreements) of the previously announced 3G Tech Initial Project. This Purchase Order encompassed the core of Bion’s 3G Technology. The Company received progress billing in March 2022 and June 2022 for the second and third 25% installments, both of which have been paid as of the filing date. On January 17, 2023 the Company received an invoice from Buflovak for $533,100 which was paid on March 1, 2023 and on April 24, 2023 the Company received an invoice from Buflovak for $83,275 which was paid on May 2, 2023 bringing the aggregate payments to $2,615,500 as of the date of this filing. On July 26, 2023 the Company received the final invoice for $50,000, $16,666 was paid on January 2, 2024 leaving a balance of $33,334. In addition to the Purchase Order, through March 31, 2026 the Company has incurred additional costs of $6,794,925 on the Initial Project for capitalized interest and costs, non-cash compensation, equipment and consulting fees. $7,371,371 has been paid and $1,658,469 has been billed and not yet paid.

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

The Company has not made consistent lease payments since October 16, 2023. The Company made four payments totaling $25,000 in the fiscal year to date. The Company owes $137,500 in lease payments at March 31, 2026.

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

9. SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to March 31, 2026 for recognition and disclosure in the financial statements and notes to the financial statements:

As of the filing date, the Company had subscription agreements on the January 2026 Convertible Notes for $339,800, and commissions owed of $10,194. The January 2026 Convertible Notes bear interest at 7.5% per annum, have maturity dates of June 30,2026. The January 2026 Convertible Notes will convert into Units in the Company at the terms of a later capital raise, in which the Company crosses the threshold of $3 million aggregate capital raised, including proceeds from the filing.

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

PLEASE NOTE:

A: The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing Projects, JVs and proposed Projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years. Current liabilities were approximately $6.7 million at March 31, 2026 which represents a decrease of approximately $463,000 from June 30, 2025 (largely due to Settlement Agreements detailed in P below). The Company’s cash on hand increased from approximately $4,400 to approximately $44,000 over the same period. The Company has faced extreme difficulty obtaining needed funding during the entire 2025 fiscal year, which has continued throughout the nine months of the current fiscal year to date.

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

I: To help alleviate short-term cash needs for continued operations, in August, three affiliates of the Company (Greg Schoener, Interim COO & Director; Turk Stovall, Director (at that time); Bob Weerts, (now-deceased former Director) and two shareholders (one of whom is the brother of Greg Schoener) began advancing money to Bion to cover critical payables. They subsequently formed a loan group, BION BLG, LLC (“BLG”), and provided short-term funding for Bion in a secured promissory note of up to $500,000. Schoener, Weerts, and the two non-affiliate members were also large Bion shareholders, prior to the formation of BLG. As a group, Schoener, Stovall, and Weerts own 60% of BLG, which has a security interest in the Company’s Intellectual Property. The BLG note will bear interest at a rate of 7.5% per annum and the maturity date was April 15, 2025. As of the filing date, BLG has advanced $466,521, including accrued interest of $50,786. The BLG note will convert into Units (shares and/or warrants) in the Company at the terms of a later capital raise, in which Bion crosses the threshold of $3 (three) million in aggregate capital raised (or other source of funding, and other terms as defined in the note). If the Company is unable to complete such funding within six (6) months, it will be in default of the BLG note, which is secured by the Company’s Intellectual Property (“IP” “Collateral”). BLG will share the Collateral on a pro rata basis with investors in a Note with similar terms being offered to previous Bion investors. The BLG note and security agreements contain other terms set forth therein and are included as exhibits to this filing.

Since January 2026, the Bion Loan Group (BLG) has agreed to several forbearance agreements, extending the maturity date of their note. The note now bears interest at 9%, along with other minor modifications detailed above in Note 5. Notes Payable: Note payable - related party. The maturity date of the BLG note, based on the last forbearance agreement, is June 30, 2026. BLG also extended their agreement to share their collateral with investors in the three prior Shareholder Note offerings, with investors participating in a new offering, dated January 8, 2026.

J: In November 2024, the Company launched a secured promissory note offering (Shareholder Notes) to previous investors/shareholders (and certain others) with similar terms to the BLG note. Based on feedback from shareholders and registered representatives with which the Company has long standing relationships, management believed at that time that sufficient capital could be raised with this group to 1) continue to cover critical payables to maintain operations that will allow the Company to finish the engineering report and technology demonstration at Fair Oaks, 2) move forward with pre-development work on the Stovall project, 3) continue discussions with potential strategic partners, and 4) position the Company for the larger offering/ funding that will be required. As of filing date, Bion has raised $1,164,800 in the Shareholder Note offerings. Further, Bion has changed its focus from pre-development work on the Stovall project, to an initial bolt-on project at an existing or planned facility.

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

O: In August 2025, Bion engaged Josh Rapport, MS, PhD, to find projects and strategic partners. He brings over 20 years' experience in researching, designing, building and operating anaerobic digesters for heat, power, and renewable natural gas (RNG), as well as in digestate treatment and utilization. He was VP Engineering for Brightmark, one of the largest RNG companies in the U.S. In less than four years, Brightmark launched 30 RNG projects worth over $500 million under his guidance, before he left the company in 2023 to start an independent consulting business. Josh joined Bion as a consultant with a success-based compensation package and it is anticipated he will join Bion as an employee if/when Bion initiates its first commercial project.

P: Effective September 15, 2025, two affiliates of the Company (Danielle Lominy and Christopher Parlow, family members of the late Dominic Bassani, Bion’s former CEO), and three non-affiliates of the Company (Dominic Bassani’s spouse, Mark A. Smith, previously a Director and President, and Edward Schafer, previously a Director) (referred to hereinafter collectively as ‘Holders’) have each individually agreed to a settlement (“Settlement Agreements”) that will simplify Bion’s capital structure and substantially reduce the number of Fully Diluted Shares. In consideration of the cancellation of various obligations and security instruments held by the Holders, including without limitation deferred compensation, convertible notes, warrants, and options, the Holders (as a whole) will receive, in aggregate, 8,101,746 shares of common stock. If all the instruments they forfeited had been converted or exercised, it could have increased the Company’s shares outstanding by 22,498,405. The transactions represent a net reduction in fully diluted shares of 14,369,659 and an increase in outstanding shares of 8,101,746 (approximately). The shares will be issued by December 31, 2026, or earlier upon the election of the individual Holders. Formal agreements attached as an exhibit to Bion’s Form 8-K, dated September 18, 2025.

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

Pursuant to ASC Topic 815 “Derivatives and Hedging” (“Topic 815”), the Company reviews all financial instruments for the existence of features which may require fair value accounting and a related mark-to-market adjustment at each reporting period end. Once determined, the Company assesses these instruments as derivative liabilities. The fair value of these instruments is adjusted to reflect the fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. As of March 31, 2026 and 2025, there are no derivative financial instruments.

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

THREE MONTHS ENDED MARCH 31, 2026 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2025

Revenue

Total revenues were nil for both the three months ended March 31, 2026 and 2025.

General and Administrative

Total general and administrative expenses were $304,555 and $475,000 for the three months ended March 31, 2026 and 2025, respectively.

Salaries and related payroll tax expenses were $91,000 and $92,000 for the three months ended March 31, 2026 and 2025, respectively. Consulting costs were $86,000 and $49,000 for the three months ended March 31, 2026 and 2025, respectively. Investor relations expenses were $7,000 and $27,000 for the three months ended March 31, 2026 and 2025, respectively. The difference of $20,000 was a result of reducing investor relations spending to conserve cash. Legal costs were $8,000 and nil for the three months ended March 31, 2026 and 2025, respectively.

Stock-based compensation for the three months ended March 31, 2026 and 2025 were $7,000 and $179,000, respectively.

Depreciation

Total depreciation expense was nil and $205 for the three months ended March 31, 2026 and 2025, respectively.

Research and Development

Total research and development expenses were $3,000 and $6,000 for the three months ended March 31, 2026 and 2025, respectively.

Salaries and related payroll tax expenses were $1,000 and $1,000 for the three months ended March 31, 2026 and 2025, respectively. Consulting costs were nil and nil for the three months ended March 31, 2026 and 2025, respectively. Legal costs were $1,000 and $4,000 for the three months ended March 31, 2026 and 2025, respectively.

Loss from Operations

As a result of the factors described above, the loss from operations was $308,000 and $481,000 for the three months ended March 31, 2026 and 2025, respectively.

Other (Income)/Expense

Other expense was $116,000 and $30,000 for the three months ended March 31, 2026 and 2025, respectively.

Interest expense related to deferred compensation, loan payable and convertible notes prior to capitalization was $47,000 and $34,000 for the three months ended March 31, 2026 and 2025, respectively. Interest expense related to warrant modifications was $72,000 and nil, for the three months ended March 31, 2026 and 2025, respectively.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was nil and nil for the three months ended March 31, 2026 and 2025, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $424,000 and $511,000 for the three months ended March 31, 2026 and 2025, respectively, and the net loss per basic common share was $.01 and $.01 for the three months ended March 31, 2026 and 2025, respectively.

NINE MONTHS ENDED MARCH 31, 2026 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2025

Revenue

Total revenues were nil for both the nine months ended March 31, 2026 and 2025.

General and Administrative

Total general and administrative expenses were $1,049,000 and $1,771,000 for the nine months ended March 31, 2026 and 2025, respectively.

Salaries and related payroll tax expenses were $266,000 and $278,000 for the nine months ended March 31, 2026 and 2025, respectively. Consulting costs were $210,000 and $138,000 for the nine months ended March 31, 2026 and 2025, respectively. The difference of $72,000 is due to additional consultants. Investor relations expenses were $27,000 and $33,000 for the nine months ended March 31, 2026 and 2025, respectively. Legal costs were $17,000 and $1,000 for the nine months ended March 31, 2026 and 2025, respectively.

Stock-based compensation for the nine months ended March 31, 2026 and 2025 were $125,000 and $837,000, respectively.

Depreciation

Total depreciation expense was nil and $695 for the nine months ended March 31, 2026 and 2025, respectively.

Research and Development

Total research and development expenses were $18,000 and $19,000 for the nine months ended March 31, 2026 and 2025, respectively.

Salaries and related payroll tax expenses were $4,000 and $4,000 for the nine months ended March 31, 2026 and 2025, respectively. Consulting costs were nil and nil for the nine months ended March 31, 2026 and 2025, respectively. Legal costs were $13,000 and $14,000 for the nine months ended March 31, 2026 and 2025, respectively.

Loss from Operations

As a result of the factors described above, the loss from operations was $1,067,000 and $1,791,000 for the nine months ended March 31, 2026 and 2025, respectively.

Other (Income)/Expense

Other expense was $293,000 and $267,000 for the nine months ended March 31, 2026 and 2025, respectively.

Interest expense related to deferred compensation, loan payable and convertible notes prior to capitalization was $134,000 and $90,000 for the nine months ended March 31, 2026 and 2025, respectively. Interest expense related to warrant modifications was $162,000 and $181,000 for the nine months ended March 31, 2026 and 2025, respectively.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was nil and nil for the nine months ended March 31, 2026 and 2025, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $1,360,000 and $2,057,000 for the nine months ended March 31, 2026 and 2025, respectively, and the net loss per basic common share was $.02 and $.04 for the nine months ended March 31, 2026 and 2025, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's condensed consolidated financial statements for the nine months ended March 31, 2026 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2025 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of March 31, 2026, the Company had cash of approximately $44,000. During the nine months ended March 31, 2026, net cash used in operating activities was $673,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance, legal, accounting, consulting and investor relations. Cash expenditures were offset in part by proceeds from financing activities, a total of $712,000 in debt funding net commissions. During the nine months ended March 31, 2025, net cash used in operating activities was $673,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance, legal, accounting, consulting and investor relations expenses as well as the purchase of property and equipment.

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

Investing Activities

During the nine months ended March 31, 2026 and 2025, the Company invested nil and nil in the purchase of property and equipment, respectively, due to the Company’s effort to conserve cash.

Financing Activities

During the nine months ended March 31, 2026, the Company received net cash proceeds of $689,000 from convertible notes payable, less $17,000 in commissions, $25,000 from demand note and $16,000 from notes payable from related parties.

During the nine month ended March 31, 2025, the Company received net cash proceeds of $630,000 from notes payable.

As of March 31, 2026, the Company has debt obligations, including accrued interest, consisting of: a) deferred compensation of $1,255,000, b) convertible notes payable of $1,808,000, c) convertible bridge note payable of $482,000, d) notes payable related party of $467,000 and demand note of $26,000. As of March 31, 2025, the Company has debt obligations, including accrued interest, consisting of: a) deferred compensation of $1,173,000, b) convertible notes payable of $2,310,000, c) convertible bridge note payable of $455,000, and d) notes payable related party of $423,000.

Plan of Operations and Outlook

As of March 31, 2026, the Company had cash of approximately $44,000.

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

The Company continues to explore sources of additional financing (including potential agreements with strategic partners – both financial and ag-industry) to satisfy its current and future operating and capital expenditure requirements as it is not currently generating any significant revenues. Bion’s leadership team’s new approach, developing a single proof-of-concept project vs multiple projects developed simultaneously, will substantially reduce the company’s need to raise capital. Further, leadership believes this approach represents a more achievable goal, which coupled with the addition of new leadership, will reinspire confidence in our own shareholders, as well as assure potential new strategic and institutional investors, and make it easier to raise funds.

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

For the nine months ended March 31, 2026 the Company had a loss of $1,360,000 including $125,000 non-cash compensation expenses related to extension of warrants and options.

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

To help alleviate short-term cash needs for continued operations, in August 2024, three affiliates of the Company (Greg Schoener, Interim COO & Director; Turk Stovall, previous Director; Bob Weerts, now-deceased Director) and two shareholders (one of whom is the brother of Greg Schoener) began advancing money to Bion to cover critical payables. They subsequently formed a loan group, BION BLG, LLC (“BLG”), and provided short-term funding for Bion in a secured promissory note of up to $500,000. Schoener, Weerts, and the two non-affiliate members were also large Bion shareholders, prior to the formation of BLG. As a group, Schoener, Stovall, and Weerts owned 60% of BLG, which has a security interest in the Company’s Intellectual Property. The BLG note bears interest at a rate of 9% per annum and the maturity date is June 30, 2026. As of the filing date, BLG has advanced $415,735. The BLG note will convert into Units (shares and/or warrants) in the Company at the terms of a later capital raise, in which Bion crosses the threshold of $3 (three) million in aggregate capital raised (or other source of funding, and other terms as defined in the note). If the Company is unable to complete such funding within six (6) months, it will be in default of the BLG note, which is secured by the Company’s Intellectual Property (“IP” “Collateral”). BLG will share the Collateral on a pro rata basis with investors in a secured promissory note with similar terms being offered to previous Bion investors. The BLG note and security agreements contain other terms set forth therein and are included as exhibits to this filing. The Company has entered into three forbearance agreements; the second that raised the interest rate to 9% and the third that extended the maturity date to June 30, 2026.

In November 2024, the Company launched a secured promissory note offering to previous investors/shareholders (and certain others) (“Shareholder Notes”) with similar terms to the BLG note. Based on feedback from shareholders and registered representatives with which the Company has long standing relationships, management believed at that time that sufficient capital could be raised with this group to 1) continue to cover critical payables to maintain operations that will allow the Company to finish the engineering report and technology demonstration at Fair Oaks, 2) move forward with pre-development work on the Stovall project, 3) continue discussions with potential strategic partners, and 4) position ourselves for the larger offering/ funding that will be required. As of the filing date, Bion has raised $1,164,800 in the Shareholder Note offerings. Further, Bion has changed its focus from pre-development work on the Stovall project, to an initial bolt-on project at an existing or planned facility.

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

The Company has not made consistent lease payments since October 16, 2023. The Company made four payments totaling $25,000 in the fiscal year to date. The Company owes $137,500 in lease payments at March 31, 2026.

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

Item 1A. Risk Factors.

Risk Factors now include the potential conflicts of interest related to the BLG loan group, its ownership structure that includes a Bion Director and parties related to him, and its security position in the Company’s IP. See above, Item 2, Management’s Discussion and Analysis.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended March 31, 2026, 330,144 shares of restricted common stock were issued as cashless warrant exercises and 400,000 shares were issued to Mark Smith for his settlement agreement.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non- Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: May 15, 2026	By:	/s/ Stephen Craig Scott
Stephen Craig Scott Chief Executive Officer, Principal Executive Officer and Principal Financial Officer

