Form 10-K
period 2026-06-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2026-09-29
CIK 875729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: June 30, 2026

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

The aggregate market value of the approximately 49,000,000 shares of voting stock held by non-affiliates of the Registrant as of June 30, 2026 approximated $8.8 million.  As of August 1, 2026 the Registrant had 58,116,620 shares of common stock issued and 57,412,311 shares of common stock outstanding.

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

i

PART I

ITEM 1.  BUSINESS.

GENERAL

The Company has been under substantial financial and management stress over the past six (6) years. Covid-related delays during technology pilot development at Buflovak in New York, followed by post-Covid supply chain disruptions during construction of our demonstration facility at Fair Oaks, led to extreme difficulties in raising needed funds. These delays prevented us from meeting our project development and related capital timelines, and were further compounded by the death (following extended illness) of Dominic Bassani, who most recently served as our Chief Operating Officer from May 2022 after serving as our Chief Executive Officer (CEO) for the prior decade, the subsequent resignation of Bill O’Neill, Dominic’s replacement at the CEO position, effective May 31, 2024, followed by the retirement of Mark A. Smith, the Company’s President, General Counsel and Chief Financial Officer, effective July 31, 2024.

Until May 2024 (prior to Mr. O’Neill’s departure), Bion was focused on building multiple integrated beef projects as described below.

At the end of May 2024, a new core leadership team was installed (see Item 10) that pivoted Bion away from large integrated livestock projects to devote almost all its resources on the bolt-on business opportunity: using the ARS as a standalone ammonia control solution for others’ biogas production facilities that simultaneously supply us with feedstock from which to produce our unique fertilizer products. A short-term funding strategy was implemented (see Note 5 BLG and Shareholder Note Group) while longer term capital solutions were pursued; these efforts are ongoing. We have implemented extreme cost savings measures: maintaining only mission-critical operations and funding. These measures will continue until we can execute a larger financing or obtain other sources of capital, such as a potential strategic investor/partner or license agreement.

Our leadership team believes, despite the difficulties Bion has faced, the Company is now ready for successful commercial launch, having accomplished the following:

-

Capital structure cleanup and significant debt settled

Settlement agreements were executed with legacy principals that substantially simplified the capital structure and reduced potential dilution (see Notes 6 & 8, Giveback and Settlement Agreements);

Settlement agreements were executed with creditors related to the Fair Oaks demonstration facility (see Notes 8, 11, Item 3, Hamstra and North Prairie Holdings Settlements).

-	Technology now commercial-ready Completed optimization; value proposition proven; ready for final design (see Platform and Development below)

-

Strong fertilizer demand demonstrated

Several non-binding offtake commitments for AB10 nitrogen fertilizer have been executed. Letters of support for a federal grant application were received that exceed the anticipated initial commercial project’s production capacity (see below: Gen3Tech Platform, 2. Fertilizers: Organic and ‘Low Carbon’).

-

Demonstrated developers/operators demand for ammonia control solutions

There is tremendous uncertainty over RNG policy and pricing. Optimizing existing facilities has become a key focus for the biogas/RNG industry that is actively seeking comprehensive resource recovery. Bion believes its ARS and AB10 represent the best ammonia recovery value proposition available today.

-	Built a strong core team to execute a commercial strategy Bion has added key talent in engineering, agronomy, project management, and marketing.

-

Built key relationships: engineering, finance, fertilizer distribution

Bion has proven to be a serious and respected solutions provider that has attracted the attention of a wide range of stakeholders in engineering, finance, agriculture, and fertilizer.

During the past two years, Bion has worked to establish itself as a credible and capable participant in the livestock waste treatment, renewable energy, and sustainable agriculture markets. Management believes its ARS technology has the potential to fundamentally change the economics of manure and digestate management by recovering nitrogen as a high-value organic fertilizer rather than treating it as waste. These successes coincide with long term trends in sustainable agriculture, renewable fuels, and the circular economy that favor Bion’s business opportunities. Bion leadership believes this confluence of events positions the Company, assuming it continues to align with appropriate strategic partners and obtains sufficient financing, to exploit a unique and growing opportunity at the intersection of agriculture, renewable energy, the environment, U.S. food security and public health, and consumer demand.

Summary and Overview

Bion Environmental Technologies, Inc.("Bion," "Company," "We," "Us," or "Our") was incorporated in 1987 in the State of Colorado. Bion’s long term mission has been to make livestock production more sustainable, profitable and transparent. Bion developed its Gen3Tech platform and business model (discussed below) to clean up existing Concentrated Animal Feeding Operations (CAFOs) or build new state-of-the-art facilities that have minimal environmental impacts, produce premium-branded sustainable meat and dairy products, and recover renewable energy, premium fertilizers, and clean water. The Gen3Tech is anchored by Bion’s patented Ammonia Recovery System (ARS), which captures and stabilizes the problematic ammonia and CO2 released when biogas is produced from organic waste and upcycles them into high value advanced organic fertilizers.

For the 10 years up until the end of 2024, Bion was focused on developing large integrated sustainable beef projects centered on our Gen3Tech platform, because we believed the beef industry was the most challenged of all the livestock sectors and would therefore benefit the most from the application of Bion’s technology and business strategy. However, it became apparent to new management that neither the industry nor the markets were ready to embrace sustainable beef; and moreover, Bion did not have the capital and other resources necessary to successfully navigate the long timelines needed to develop such projects. Management shifted the Company’s focus away from developing its own integrated beef (or other livestock) projects to using its core ARS as a standalone/bolt-on ammonia control solution to benefit others’ CAFO and industrial biogas facilities.

During the second half of calendar 2023, the Company completed construction of our Ammonia Recovery System at our commercial scale demonstration facility located near Fair Oaks, Indiana. Through 2025, Bion optimized the ARS to prepare for final design of a full-scale commercial system. The ARS exceeded expectations for performance related to both ammonia recovery and economic efficiencies. The ARS can recover and upcycle ammonia and CO2 from any organic waste stream, provided Anaerobic Digestion (AD) is first used to recover biogas. In 2024 our patents were expanded to include organic waste streams from industrial sources, such as food (scrap), food and beverage processing, slaughter/packing, and municipal wastewater, as described below. Over the last two years, we have optimized our technology and its economics, demonstrated its capabilities to key stakeholders, and we have been pursuing the business opportunities they represent.

Unlike CAFOs that are regulated under a ‘nutrient management plan’, industrial and municipal facilities are ‘point sources’ under the Clean Air and Water Acts. Their emissions and discharges are strictly regulated by US EPA, and they are required to control nutrients in their waste stream discharge. With the January 2024 patent that extended our IP to include these sources, we believe additional (and potentially very robust) opportunities exist (in addition to animal manure waste) for our ARS as a standalone ‘bolt-on’ ammonia control solution for those facilities that produce biogas from organic waste streams. We also believe that the standalone opportunity, especially if a retrofit of an existing biogas facility, could represent a much shorter project development timeline and path to revenues, compared to a new beef facility We intend to pursue this opportunity with strategic partners with specific expertise and an operating footprint in the biogas/ renewable natural gas (RNG). We are evaluating several such potential partners at this time.

Livestock production and its waste, particularly from CAFOs, is one of the largest sources of excess nutrients, including ammonia (nitrogen), that have been identified as the greatest water quality problem in the U.S. today; CAFOs are also under increasing scrutiny for their impacts on air pollution and soil health. Application of our Gen3Tech can largely mitigate these environmental problems, while simultaneously improving operational/ resource efficiencies by recovering high-value co-products from the CAFOs’ waste stream. These ‘assets’ have traditionally been wasted or underutilized and are the same ‘pollutants’ that today fuel harmful algae blooms, contaminate groundwater, and exacerbate climate change. Bion’s ARS technology captures and upcycles these polluting waste emissions and discharges to produce advanced organic fertilizers that will have a significant and positive impact on organic food production.

Many associated with the livestock industry, Bion’s leadership included, believe that within a few years, CAFOs will have to better manage their waste – especially ammonia/nutrients – and it will be required or incentivized/ subsidized in the U.S., as it is now in the EU. Implementing a new regulatory framework in the livestock industry would create a very large business opportunity for Bion and others to provide ‘retrofit’ solutions to CAFOs to mitigate their environmental impacts. While it has been slow to develop, it was this expectation of regulation (or an incentive-driven, industry-wide transition to cleaner practices) that originally sparked Bion’s commitment to provide technology solutions to the problem. With the recent and growing attention to the environmental impacts from CAFOs, especially impacts related to human health, such as PM2.5 formation and groundwater nitrates, we believe that the demand for change in how CAFOs are regulated (or cleanup is otherwise incentivized) is accelerating and will provide us with a robust retrofit opportunity in the not-too-distant future.

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

Changes in Approach

Prior to the departure of Bill O’Neill, our previous CEO, Bion’s strategy was the execution of multiple letters of intent for sustainable beef JV projects in order to demonstrate availability of scaled supply (that would stimulate retail grocers to commit to offtakes), and then moving forward with development of those projects in quick succession. Mr. O’Neill at that time believed it would not be difficult to secure additional participation in our Projects from additional feeders/cattlemen, especially once project financing and offtake agreements for both protein and co-products, were in place. As described above, Mr. O’Neill departed Bion in May 2024 when it became apparent he was unable to execute such a strategy.

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

New leadership continued to focus on beef, for several reasons, and believed the best opportunity for the Company to prove its sustainable beef concept was with the Stovall Ranch JV in Montana. In June 2024, Bion formed a strategic relationship with Turk Stovall and Stovall Ranching Companies. Turk Stovall is a fifth-generation Montana cattleman, with an extensive graduate-level education in cattle husbandry and an MBA in agribusiness, and he is the largest custom cattle feeder in Montana. He also has broad experience and relationships with both the U.S. and Montana’s beef industry and important state leaders, resources, and agencies. Bion and Stovall agreed to establish a JV, that was to be led by Mr. Stovall, with the goal of developing a 16,000-head sustainable beef project at Stovall’s Yellowstone Cattle Feeders (‘YCF’) location in Shepherd, Montana. Over the following months, Bion’s leadership came to understand that, even for a single integrated beef project, a) Bion did not have the requisite resources needed to develop these large integrated projects, b) that project development timelines would be even longer than anticipated, and c) it was unlikely Bion would be able to raise sufficient capital to execute such a plan.

Bion correspondingly pivoted to devote almost all of its resources to the bolt-on business opportunity: using the ARS as a standalone ammonia control solution for others’ biogas production facilities. We are currently focused on existing large-scale livestock with digesters in place, since they have waste streams for which the ARS has been optimized. Further, we have and will continue to add resources to pursue opportunities in the industrial wastewater sector, to exploit the patent Bion received in 2024, that broadened the claims related to its Ammonia Recovery System (ARS) to include industrial, such as food, food processing, and livestock packing/slaughter, and municipal wastewater sources, in addition to animal waste streams that were previously covered. These facilities are subject to EPA-mandated discharge limits that require ammonia control or face other limitations on ammonia/nitrogen in the effluent from biogas production. We believe there is a robust opportunity to provide bolt-on ammonia control solutions to others in the industrial and animal waste sectors. During fiscal 2026, and continuing, we are devoting almost all of our resources to pursuing the bolt-on opportunity in both of these sectors.

In August 2025, Bion engaged Josh Rapport, MS, PhD, to serve as Bion’s lead engineer and to find projects and strategic partners. He brings over 20 years' experience in researching, designing, building and operating anaerobic digesters for heat, power, and renewable natural gas (RNG), as well as in digestate treatment and utilization. He was VP Engineering for Brightmark, one of the largest RNG companies in the U.S. In less than four years, Brightmark launched 30 RNG projects worth over $500 million under his guidance, before he left the company in 2023 to start an independent consulting business. Josh joined Bion as a consultant with a success-based compensation package and it is anticipated he will join Bion as an employee if/when Bion initiates its first commercial project. Josh introduced Bion to Kimmeridge Energy Management, LLC, (New York, New York), which is an energy-focused (LNG, RNG) private equity fund with approximately $7 billion assets under management.

On December 5, 2025, the Company entered into an MOU (Memorandum of Understanding) with Kimmeridge outlining a preliminary framework to explore the use of Bion’s ammonia recovery technology at a large Renewable Natural Gas (RNG) facility. Under the MOU, the Company and Kimmeridge together will share costs and collaborate on engineering work, fertilizer sample production, testing, and agronomic validation, life-cycle analysis (including CI scoring), and commercial planning. They will also evaluate and negotiate a joint Venture to develop an Ammonia Recovery System (ARS) to produce premium organic fertilizers at a potential RNG facility operated by an affiliate of Kimmeridge.

As part of the MOU, the Company granted Kimmeridge a limited Right of First Refusal (“ROFR”) on a 10 million share equity investment in the Company during the evaluation period, at a price that is a premium to the current market price. Kimmeridge recently pivoted Bion to a different project than the one originally contemplated. This caused a delay of approximately four months, which led to an extension of the MOU and ROFR for an additional six months (see 8-k dated June 11, 2026). To place the MOU in the context of the Company’s business plan (and its existing public disclosure), if the contemplated JV moves forward on the timelines anticipated, active development of a potential RNG facility could commence in the third or fourth quarter of calendar 2026.

Bion participated in a federal grant application in August related to the Kimmeridge project. During, and as part of that process, the Company worked with a new engineering company that produced the equivalent of a Front-End Loading Level 1 for the grant application (“FEL-1” initial engineering study addressing the integration of its ammonium bicarbonate technology with digestate produced by an RNG Facility). The new engineering company has been engaged by Bion and Kimmeridge to conduct project pilot testing and produce a FEL-3 study that will include process design, mass and energy balances, equipment configuration and specifications, utilities requirements, site-integration, along with fixed cost capital requirements and plus or minus 10% operating cost estimates for an Ammonium Bicarbonate fertilizer production facility. The Company will dedicate Ammonium Bicarbonate production, as directed by Kimmeridge, to mutually agreed partners and universities for product validation, agronomic testing, and market-development activities.

Bion is currently in discussions with several other potential strategic partners in engineering, renewable energy (biogas/RNG) and clean fuels, organic fertilizer distribution, and others involved in reducing the environmental footprint of biogas, agriculture, and livestock production. We are now evaluating a number of these as potential development and finance partners for project opportunities, including Kimmeridge Energy Management as described above. Bion believes that some of these industry relationships could entail a direct investment in Bion, licensing fee, or some other ‘up front’ financial benefit to Bion, although there is no assurance that they will.

Bion’s new leadership team is strongly committed to Bion’s continuation, its future success, and its shareholders. We have refocused the Company’s efforts to the bolt-on opportunity, to prove the technology at full scale and reach revenues more quickly. We believe this puts us on a more achievable path. Further, this strategy will substantially reduce our need for capital, and we believe that a more reasonable and credible objective will make it easier to raise that capital. We also believe that the changes in leadership will lend validation and credibility to Bion and its business plan, making it easier to execute needed strategic alliances and raise capital from potential strategic, institutional, and retail investors.

Renewable Energy/ Clean Fuels Strategic Partner

Bion is currently (and has been) in discussions with several companies related to strategic partnerships in renewable energy – RNG – and fertilizer production. With today’s U.S. and global emphasis on decarbonizing energy and the food supply chain, as well as a growing focus on water, the sectors have become closely intertwined, They are evolving quickly, and integrated solutions have become increasingly complex. While Bion has over 30 years of experience in capturing and recycling nutrients, the Company needs to build on its own abilities by affiliating with strategic partners to fully address the overlapping opportunities in the two spaces, and how to exploit them to their fullest potential. Bion is now evaluating both European and U.S. renewable energy developers, operators, and investors to determine the best fit for moving forward with AD/RNG development in the U.S. After its IP was extended to industrial and municipal waste streams in January 2024, Bion announced its intention to establish strategic partnerships and to market the ARS as a standalone ‘bolt-on’ ammonia control solution for anaerobic digestion of both animal manure waste, as well as industrial wastewater in the U.S. (See Standalone Opportunity below).

Bion is now focused primarily on: i) operation and production of fertilizer samples at our commercial-scale ARS installation at Fair Oaks, IN, ii) identifying biogas/ clean fuels partners for both livestock and industrial projects, iii) developing applications and markets for its organic fertilizer products (including life-cycle analysis (LCA) to determine Carbon Intensity (CI) Score for products, and organic listings/certifications for multiple liquid products), iv) exploring opportunities related to stand-alone ARS markets, (v), discussions regarding initiation and development of agreements and joint ventures (“JVs” as discussed herein), and vi) ongoing R&D activities. Each of the initiatives/activities mentioned above are subject to resolution of the financial constraints facing the Company that are described in multiple places in this document.

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

The 2G Tech was an engineering success but failed financially because the platform was dependent on either regulation or revenues from an anticipated incentive program under the Chesapeake Bay Strategy, that did not materialize. By the mid-2010’s, it became apparent that neither of these options were imminent or even assured, so the Company initiated the steps to reimagine and redesign its technology. The Gen3Tech platform was developed to maximize value from resource recovery and co-products, by using AD to produce biogas and our ARS to produce fertilizer products.

The core technology that supports the Gen3Tech platform is Bion’s patented and proprietary Ammonia Recovery System (ARS), which utilizes existing commercial evaporation and distillation process equipment (with decades of reliability and service history) that is customized for Bion’s specific applications. The ARS uses evaporation to first isolate the ammonia from the solids in the waste stream, by evaporating most of the ammonia and a certain amount of water; that ‘clean’ stream is then condensed, concentrated, and stabilized with CO2 from the waste stream, the key step in Bion’s patented process to produce its organic nitrogen fertilizer. The first patent on the ARS was filed in 2015. A Notice of Allowance from the US Patent and Trademark Office (“USPTO”) was received during August 2018 related to this patent application and the patent was subsequently issued. Since July 2017 Bion has filed for continuations of this patent to provide broadened protections and to cover improvements to the process developed in the interim. During August 2020 the Company received a ‘Notice of Allowance’ for our third patent related to our Gen3Tech and additional related applications are pending and/or planned (See “Patents”). In January 2024, the ARS claims were extended to industrial and municipal wastewater streams, in addition to the animal manure waste streams, previously covered.

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

Over the past few years, Bion has continued its R&D efforts and is now ready to move forward with its fourth generation of technology, an ARS that does not use the large evaporators to isolate the ammonia (the evaporators use a considerable amount of fossil natural gas). Instead, the platform will utilize alternative solids separation, such as a filter press, centrifuge, membranes or other technique, to first remove solids, prior to distillation to the desired concentration. This fourth-generation technology will reduce capex somewhat but will have a dramatic impact on operating costs by no longer having to drive an energy-intensive evaporation process with natural gas.

Ammonia Recovery System

The patented ARS is the core of Bion’s Gen3Tech platform. It recovers and upcycles more than 90 percent of the volatile ammonia that is available in the livestock manure (or other organic) waste stream effluent after biogas/methane is produced through anaerobic digestion. The technology has applications in various industrial organic waste streams, including food processing, slaughter/packing plants, and municipal facilities that utilize AD to produce biogas. The ARS utilizes the CO2 that is also in the organic waste stream to stabilize the ammonia, forming ammonium carbonate/bicarbonate in either a liquid or solid form (although only the liquid has been certified organic). Ammonium bicarbonate has a long history of use as a water-soluble nitrogen fertilizer, that was commonly used before the advent of low-cost synthetic fertilizers, such as urea.

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

Operating results at the Initial Project demonstrate ARS performance exceeded initial expectations for ammonia recovery and related economics. The Company has achieved multiple key technical objectives in the optimization of the ARS, which will support the final design process for full-scale systems, both for third- and fourth-generation platforms. The ARS has achieved and maintained controlled operations under a variety of conditions, producing both liquid and crystal ammonium carbonate/bicarbonate. Bion has optimized the ARS’s operating parameters and has demonstrated that it meets and/or exceeds the results needed for Bion’s economic models for large-scale commercial projects.

Bion received an OMRI (Organic Materials Review Institute) Listing on its first commercial nitrogen fertilizer product, a 10-0-0 ammonium bicarbonate solution, in August 2024, which provides assurance to organic growers and their certifiers that the fertilizer can be used in organic production. Fertilizers that can be used in organic production command substantially higher prices (8x to 10x) than synthetic (chemically-produced) commercial fertilizers, such as urea. Bion will initially focus on several markets for its OMRI Listed fertilizers, including production of high-value specialty crop fruits & vegetables and Controlled Environment Agriculture (hydroponic, aeroponic, and greenhouse applications). Bion also expects demand for row crops, such as corn, cover crops and other regenerative practices. Bion is also evaluating non-agriculture markets, including retail home lawn and garden, golf courses, city parks, schools, and youth sports fields, which are all experiencing trends toward natural and safe products. At this time, Bion intends to continue producing fertilizer products at the Initial Project to support testing and life-cycle analysis, product trials, and ongoing organic and low-carbon fertilizer initiatives.

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

Gen3Tech Platform

Our Gen3Tech platform can provide comprehensive waste treatment and resource recovery that is unmatched in the industry today. The platform consists of manure handling and conditioning, anaerobic digestion (AD), and is anchored by our Ammonia Recovery System (ARS) and fertilizer processing, handling and storage. Additional components can be added, such as solids handling, clean water polishing, gas upgrading to RNG, etc, up to a complete ‘zero discharge’ system. The Gen3Tech platform provides the cornerstone for sustainable livestock production, with four distinct benefits/ revenue streams: 1) biogas revenues, including pipeline quality RNG and related carbon and other environmental credits, 2) premium fertilizer product revenues, 3) premium pricing for USDA PVP-certified (or otherwise verified) ‘Environmentally Sustainable’ or ‘Eco-friendly’ brand, and potentially 4) nutrient reduction credits in certain watersheds. Carbon and nutrient credit revenues can be supported by third-party verification of the waste treatment processes with relatively limited incremental cost to Bion. The same verified data will also provide the backbone for the USDA PVP-certified sustainable brand, with limited incremental cost.

1)	Renewable energy and renewable energy- and carbon-related credits:

Bion’s Gen3Tech platform utilizes anaerobic digestion (“AD”), customized to maximize both recovery of biogas (methane) and ammonia nitrogen from the waste stream. At sufficient scale, methane produced from AD can be cost-effectively conditioned/cleaned, compressed and injected into a pipeline (RNG) or used onsite, depending on project needs and economics. The US Renewable Fuel Standard (“RFS”) program and state programs, like the LCFS in California and elsewhere, provide ongoing renewable energy credits for the production of biogas and its subsequent use as a renewable fuel. The CO2 freed up in the AD process will be recycled for use in the production of organic fertilizer products along with the ammonia-rich digestate, instead of venting it to atmosphere. Gen3Tech facilities can also generate photovoltaic (solar) electricity from modules placed on the roofs of the barns to supply onsite needs and/or export to the grid, depending on project requirements. Additional renewable energy-related credit programs are being developed that Bion believes will impact these revenues, including a Carbon Intensity (CI) score that measures the amount of carbon produced per unit of energy produced.

2)	Fertilizers: Organic and ‘Low Carbon’:

The Company has focused a large portion of its activities on developing, testing, and demonstrating the third generation of its technology and technology platform, with emphasis on increasing the efficiency of production of valuable co-products from the waste treatment process, including ammonia nitrogen in the form of organically certified soluble nitrogen fertilizer products. The ARS captures the ammonia-nitrogen and CO₂ released during RNG production, then converts these two environmental challenges into Ammonium Bicarbonate. Bion’s AB is a high-value organic fertilizer that belongs to a new class of organic nitrogen products that command prices significantly higher than conventional nitrogen fertilizers. The ammonium bicarbonate products produced by Bion’s ARS and Gen3Tech platform require the use of no outside compounds or chemicals and will enjoy a dramatically lower carbon footprint than synthetic nitrogen fertilizers.

In May 2025, Bion secured its first non-binding offtake commitments for its AB10 nitrogen fertilizer. The agreements were with Perfect Blend and Yield RNG, large West Coast organic fertilizer distributors. The agreements are attached as exhibits to Bion’s 8-k, dated May 30, 2025. Bion subsequently executed a similar offtake with a large integrated U.S. agribusiness concern that requested confidentiality. These three initial offtakes represent 250,000 gallons of Bion’s liquid AB10. In a recent grant application, Bion received Letters of Support from one of the largest distributors of organic fertilizers in the U.S., as well as one of the largest suppliers of consumer retail (home lawn and garden) products in the U.S.

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

The Company’s ammonium bicarbonate liquid product successfully completed its Organic Materials Review Institute (“OMRI”) application and review process with listing approval during May 2020. In March 2024, Bion applied for an OMRI (Organic Materials Review Institute) Listing on its first commercial nitrogen fertilizer product, a 10-0-0 ammonium bicarbonate solution. Bion was granted the Listing in August 2024, which provides assurance to organic growers and their certifiers that the fertilizer can be used in organic production. Ammonium bicarbonate, manufactured using thermal and mechanical processes, has a long history of use as a fertilizer.

Fertilizers that can be used in organic production command substantially higher prices than synthetic (chemically-produced) commercial fertilizers, such as urea. Based on preliminary market surveys to date, we believe that existing competing organic fertilizer products are being sold presently at price points significantly greater than Bion’s projected cost and projected pricing. Bion will initially focus on several markets for its OMRI Listed fertilizers, including production of high-value specialty crop fruits & vegetables, organic row crops, and hydroponic, aeroponic, and greenhouse applications. Further, Bion is also evaluating opportunities in regenerative practices that include fertilized pastures to graze cattle. We also believe that livestock products from animals raised with feed grains grown using Bion’s organic ammonium bicarbonate fertilizer products (and that otherwise qualify) will receive organic approvals. Bion is also evaluating non-agriculture markets, including retail home lawn and garden, golf courses, city parks, schools, and youth sports fields, which are all experiencing trends to natural and safe products

In addition to liquid ammonium nitrogen fertilizer, Bion’s ARS is capable of recovering nitrogen in the form of solid ammonium bicarbonate products containing up to 18%-22% (or higher) nitrogen in a crystalline form that is easily transported (while producing liquids with various percentages of ammonium bicarbonate nitrogen during interim stages of the process). This solid product is water soluble and provides a readily available nitrogen source for crops. It will contain virtually none of the other salt, iron and mineral constituents of the livestock waste stream that often accompany other organic fertilizers. This product is being developed to fertilizer industry standards so that it can be precision-applied to crops using existing equipment.

Applications for our first solid form of concentrated ammonia, soluble nitrogen fertilizer product line were filed with OMRI (filed during May 2021) and CDFA (filed during May 2022) without success. After an extended review processes (which was largely opaque), the OMRI application proceeded through multiple stages without receiving a positive result. The Company’s solid product line is novel (in the context of organic certification) in part due to the fact that no formal listing category currently in the organic space for a solid form of concentrated ammonia, soluble nitrogen fertilizers and there is no clear guidance at present from internal policy manuals on how to categorize this product and the process that produces it. The Company intends to continue efforts to obtain listing/certification for its solid nitrogen fertilizer line. In evaluating and approving Bion’s liquid ammonia for OMRI listing, Bion’s patented ammonia recovery system was not deemed synthetic. That is an important distinction for future Bion product filings based upon the same patented process.

Bion will also work with industry and academic entities to develop appropriate metrics and produce an independent carbon footprint, a ‘life cycle assessment’ (LCA), for Bion’s ammonium nitrogen fertilizer product. Because Bion’s ARS recovers both nitrogen and CO2 from the waste stream (including using CO2 as a stabilizing agent that is usually vented to the atmosphere), it creates added carbon offsets compared to natural gas utilized as feedstock in chemical ammonia production, which reduction will be reflected in the LCA. This LCA will assess environmental impacts associated with fertilizer production in support of the beef cattle and other livestock supply chains for both the existing conventional approach (primarily fossil fuel-based Haber-Bosch production methods) and the largely decarbonized Bion production approach. We believe a series of coincident, yet significant LCA benefits accrue from Bion’s patented fertilizer production approach that will lead to a very low carbon footprint. Bion has conducted a preliminary LCA – while it is not considered ‘independent’, it used the internationally-accepted GREET model – and it demonstrates our ammonium bicarbonate has a dramatically lower carbon footprint that is 96 percent less compared to the urea baseline.

3)	Sustainable Brand Premium:

The positive environmental impacts of Bion’s processes are all third-party verifiable, providing a valuable benefit to the food supply chain. Independent verification will allow improvements to air, water, and soil quality to be quantified for the purposes of a sustainable brand. Consumers have demonstrated a willingness to pay a premium for safe and sustainable food choices. Based on Bion’s recognition of the potential opportunities created by such willingness, beginning in 2015, Bion worked with the USDA’s Process Verified Program (“PVP”) – the ‘gold standard’ in food verification and branding – to establish a USDA PVP-certified sustainable brand. Bion received conditional approval from the PVP related to its Kreider 1 project (utilizing 2G Tech). PVP certification incorporated as part of a recognizable brand (together with point-of-sale information) will provide consumers with products and brands that can be trusted. Bion believes that such a brand and livestock product line will command a pricing premium for protein products produced at CAFO’s with Bion’s treatment platform.

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

The more the livestock industry’s supply chain practices become transparent and known by consumers, the more consumers are seeking alternatives. Bion’s verifiable sustainability metrics address a wide array of consumer concerns including: a) ‘where does your food come from?’ (animal heritage information); b) climate change (carbon) and other key environmental impacts (air/water/soil); c) antibiotic use/ standards; d) animal welfare/ humane treatment; e) laborer welfare/ working conditions. The verification processes that can be employed by Bion’s Gen3Tech platform support block chain traceability, providing accountability throughout that part of the supply chain addressed by Bion’s platform and enabling any quality issues to be quickly identified by lot and location, minimizing risk to its consumers.

4)	Water Quality Trading/ Nutrient Credits:

In parallel with technology development, Bion has worked (which work continues) to implement market-driven strategies designed to stimulate private-sector participation in the overall U.S. nutrient and carbon reduction strategy. These market-driven strategies can generate “payment for ecosystem services”, in which farmers or landowners are rewarded for managing their land and operations to provide environmental benefits that will generate additional revenues. Existing renewable energy credits for the production and use of biogas are an example of payment for ecosystem services. Another such strategy is nutrient trading (or water quality trading), which will potentially create markets in certain impaired watersheds that will utilize taxpayer funding for the purchase of verified pollution reductions from agriculture (“nutrient credits”) by the state (or others) through competitively-bid procurement programs. Such credits then can be used as a ‘qualified offset’ by an individual state (or municipality) to meet its federal clean water mandates at significantly lower cost to the taxpayer. Market-driven strategies, including competitive procurement of verified credits, are supported by U.S. EPA, the Chesapeake Bay Commission, national livestock interests, and other key stakeholders.

Bion believes that nutrient reduction (and other similar) credits and/or other methods of monetizing environmental benefits from the capture and re-purposing of nutrients (largely nitrogen and phosphorus) from the livestock waste stream, will become available in multiple states over the next several years. Political pressures, coupled with resistance from the entrenched interests of the cleanwater ‘status quo’, make it impossible to reasonably project a timetable for adoption of the policy changes needed to establish a nutrient trading program (or similar program that would allow agriculture to monetize low-cost nutrient reductions).

Initial Project

The Initial Project is our commercial-scale Ammonia Recovery System at Fair Oaks, Indiana, that was designed and built to optimize our core technology in preparation for development of a full-scale commercial project. During September 2021, Bion entered into a lease for the development site of the Initial Project, located on approximately four (4) acres of leased land near Fair Oaks, Indiana, and a related agreement regarding disposal of manure effluent with the Curtis Creek Dairy unit of Fair Oaks Farms (“FOF”). Design and pre-development work commenced during August 2021 and construction was largely completed in September 2023, several months behind schedule. The facility utilizes effluent from the anaerobic digesters that process the waste from the dairy. The ARS demonstration facility has exceeded expectations for both treatment performance and economic efficiencies.

Although envisioned as a small commercial facility, due to several constraints, the project was not developed at economic commercial scale or with an expectation of profitability. The facility is large enough to demonstrate engineering capabilities of Bion’s ARS at commercial scale, but small enough that it could be constructed and commissioned relatively quickly. It was designed so that successful installation, commissioning, and operations could demonstrate scalability, determine operating parameters at scale, and provide ongoing production and engineering capabilities, all being critical steps that must be accomplished before developing large projects with JV partners. The Initial Project produces a 10-0-0 commercial nitrogen liquid fertilizer that received an OMRI Listing as described above. Upon completing the Initial Project’s mission—only final design of the first commercial project remains—the Company will determine whether to continue to operate it at that location or relocate the core modules to an alternative permanent location.

Business Opportunities

Bion’s core ARS technology and the Gen3Tech platform and business model it supports, create three distinct, but related, opportunities for Bion and its strategic partners to exploit: 1) standalone ammonia control for industrial or livestock waste biogas production, and 2) retrofit/cleanup of existing CAFOs to mitigate environmental impacts, 3) the transition to sustainable and sustainable-organic beef. The first opportunity – standalone ammonia control – is here today and what Bion is focused on at this time. We have determined that the ARS has many applications in the industrial sector, in addition to agriculture. There is a ‘sweet spot’ (a combination of source, concentration, and solids content) where the ARS can provide cost-effective solutions, especially for food waste and food processing waste, including livestock packing/ slaughter waste. Once Bion is sufficiently funded and staffed to adequately address the standalone opportunity, the Company will decide how best to proceed with both the CAFO cleanup and sustainable beef opportunities.

Bion leadership believes the political will needed to force CAFO cleanup is already beginning to manifest. While there is no Federal mandate yet, certain states are moving toward increased regulation. Some of the larger stakeholders in the animal protein industry have recognized the inevitable and are proactively seeking solutions. Bion is now positioned for this opportunity. While the CAFO cleanup/retrofit opportunity will require policy change, if/when cleanup of the $200B livestock industry becomes mandated, it represents an opportunity for Bion and others that is very large. The sustainable beef opportunity is still developing, in management’s opinion, with a first-of-its-kind large integrated project being planned that is similar in concept to Bion’s modeled project. Bion will need significantly more resources and strategic relationships to develop such projects, although it could participate in one (or more) on a standalone basis, to provide ammonia control and recovery.

Standalone Opportunity

Based on the positive results with our ARS at the Fair Oaks facility, coupled with the extension of our IP to industrial and municipal waste streams in January 2024, we have begun to establish strategic partnerships in the biogas/RNG sector and to market the ARS as a standalone ’bolt-on’ ammonia control solution for anaerobic digestion (“AD”) of both animal manure waste (non-Bion livestock waste treatment facilities), as well as industrial and municipal wastewater, both in the U.S. and in Europe:

A)	INDUSTRIAL WASTEWATER represents our best opportunity in the US, because these types of facilities are already regulated by point source water discharge standards. AD is now used at more than 1,240 water resource recovery facilities in the U.S., along with 121 stand-alone systems that digest food waste. The American Biogas Council estimates that more than 5,100 additional such sites have development potential. Germany, by comparison, has nearly 10,000 operating AD sites, indicating the potential for substantial growth in biogas production here in the U.S.

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

Bion’s technical and economic advantage in this space is the value proposition represented by our ammonium bicarbonate fertilizer and our operational expertise. Technology/ process competitors, such as ammonia stripping, may not produce a saleable product at the end of their treatment process or it may recover a low-value saleable product. Further, in the organic fertilizer markets, our competitors are also able to capture ammonia but not stabilize it inexpensively with CO2 as Bion is able to do, leading to higher production costs than we anticipate for our own product. As a result of this ‘double dip’ (being paid both to remove the ammonia, then to sell it as a fertilizer), we think this space should be a good fit for Bion.

We believe food waste, food and beverage processing waste, and meat and poultry slaughter/processing waste may be the best fit for our technology. Their wastewater streams are concentrated and have similar characteristics to the animal waste stream our technology was developed to treat. Municipal wastewater treatment is much more complex, owing to the wide variety of components/ contaminants in the waste stream, including PFAS (dissolved from plastics), siloxane (chemical material from makeup and other personal products), pharmaceuticals, etc. Bion would need to conduct extensive pilots and trials prior to entering the municipal space. For this reason, Bion has chosen at this time not to pursue ammonia control for municipal wastewater as a source of feedstock for its fertilizers.

B)	ANIMAL WASTE. According to the American Biogas Council, there are more than 630 farms with biogas capture systems operating in the U.S. today, most of them on dairy operations. The American Biogas Council, drawing on data from USDA and EPA's AgSTAR program, estimates that more than 11,000 additional dairy, poultry, and swine farms have development potential. Bion's ARS was designed specifically for this market: to control ammonia from manure waste and convert it into high-value byproducts.

In the U.S., post-AD animal waste digestate is treated like raw animal manure and can be land-applied under a nutrient management plan. Absent a regulatory driver, there is no tolling fee opportunity in the U.S., yet. While animal waste AD is not required to comply with point source discharge permits, in certain areas like California, nutrient management budgets are stretched, and it is becoming increasingly difficult to find enough land to apply the digestate. Many producers are proactively searching for alternative solutions to land application in anticipation of developing regulation. Identifying those areas will be the key to success in this market.

We expect regulatory drivers to develop in the U.S. on a regional basis initially, based on groundwater contamination and PM2.5 levels (see earlier discussion). The CA central valley is one of the first places where PM2.5 levels could drive ammonia regulations and create that regulatory driver. More than a dozen states have severe groundwater concerns, mostly related to agriculture. Groundwater contamination with nitrates is now viewed as a health issue and is coming under increasing scrutiny. Recent trends in Michigan and California indicate they may soon begin to regulate animal waste digestate in the same manner as any other industrial source, subject to groundwater permitting requirements.

CAFO Retrofit Opportunity

As one of the largest contributors to some of the greatest air and water quality problems in America, it is clear that livestock waste cleanup represents one of the greatest opportunities to achieve wholesale and meaningful improvements in U.S. air and water quality and to dramatically reduce the negative environmental impacts from the food supply chain. Bion’s Gen3Tech platform can largely eliminate the environmental impacts of CAFOs. Bion’s technology, coupled with its unique business model, enables the cleanup of the ‘dirtiest’ parts of the food supply chain: animal protein production and generates value to help offset the costs of that cleanup. Cleaning up the livestock supply chain will be expensive and will require subsidies and pathways to revenues from resource recovery. Bion’s management believes that CAFO cleanup, driven by either regulation or incentive, is inevitable and that our technology, which was ‘purpose built’ for this challenge, will play an important role in that cleanup.

The livestock industry and its markets are already changing. With our commercial-ready technology and business model, Bion believes it has a first-mover advantage over others that will seek to exploit the opportunities that will arise from the industry’s inevitable transformation. Bion anticipates moving forward with the development of its initial commercial installation utilizing its ARS with the large Kimmeridge RNG Project, during the current 2026 calendar year. We believe that the success of this project will demonstrate not only the capabilities of Bion’s technology, but the business model and value proposition that will support the cost of cleanup, as well. CAFO cleanup can be achieved and can provide a pathway to true economic and environmental sustainability, with ‘win-win’ benefits for the livestock industry, the environment, and the consumer. Bion intends to pursue the opportunity of CAFO cleanup and advocate for its implementation on a broad scale.

Sustainable Beef

Bion believes there is an evolving opportunity to provide sustainable production solutions to the cattle feeding industry. We believe we were too ‘early’ in our efforts to establish integrated sustainable beef projects, but that the beef industry represents the best use of Bion’s system capabilities and attributes. The beef industry today faces a wide range of challenges, from a fragmented commodity-producing industry with narrow margins to antiquated and inefficient production practices that start with outdoor feedyards. Beef production and consumption is a primary target of the global ‘anti-meat’ messaging campaign from consumer, investor, and environmental advocacy groups (and the industry’s competitors in the alternative plant-based and cellular protein spaces). Bion believes there is an opportunity to produce truly sustainable beef, certified by USDA, with dramatic, third-party verified reductions in the negative environmental effects by mitigating nutrient, greenhouse gas, and other environmental impacts. To accomplish Bion’s goal, we will have to partner with producers and other technology companies who provide solutions for different links of the beef value chain. A joint venture/strategic partner-focused business model will be needed to deliver a premium sustainable product to the consumer and increased profitability up and down the supply chain.

At present, there is essentially no traceable and verifiable ‘sustainable beef’ available to the US market, except for niche products. In response to consumer demand for transparency and sustainability, Bion expects the meat industry in general, and beef specifically, to evolve towards new technologies and husbandry practices to deliver these attributes. While we anticipate a faster adoption of tracking, verification and sustainability technologies in other perishable food categories, like produce and dairy due to their shorter product cycles (and related harvest and production techniques), meat industry leaders have also announced their willingness to move forward with initiatives in this area. Many companies have announced ‘sustainability’ initiatives, but most appear to consist largely of ‘greenwashing’ marketing commitments rather than substantive undertakings at this date. Bion believes that substantial unmet demand currently exists – potentially very large – for ‘real’ meat/dairy/egg products that offer the verifiable/believable sustainability consumers seek, but with the taste and texture they have come to expect from American beef and pork, dairy and poultry. Numerous studies demonstrate the U.S. consumers’ preferences for sustainability and their ‘willingness to pay’ (WTP).

Bion‘s sustainable beef business model, based on our Gen3Tech platform, can develop and operate large scale facilities that: a) utilize custom designed barns (which enable a more controlled and monitored husbandry environment) and photovoltaic solar electricity generation utilizing the rooftops (where climate conditions permit), b) with continual manure transfer to anaerobic digesters (“ADs”), c) which produce RNG and related environmental revenues, and d) then channel the AD waste (including ammonia and CO2) through a series of processes to refine the waste into its various components.

 This overall business model unites several interrelated businesses unlocked by Bion’s technology that augments and aggregates multiple revenue streams as described below. See “Technology and Technology Platform” above for descriptions of the 4 major categories of products/revenue streams which Bion anticipates from its Gen3Tech beef facilities: a) premium ‘sustainable branded’ beef, b) renewable energy and energy/environmental/carbon-related credits, c) fertilizer products (organic and/or low carbon) and, potentially d) nutrient credits.

Recently there have been efforts to establish sustainable brands (including USDA PVP certification) for a number of small-scale livestock producers (largely in the grass-fed beef category). At present, there is essentially no traceable and verifiable ‘sustainable beef’ available to the US market except for niche products. In response to consumer demand for transparency and sustainability, Bion expects the meat industry in general, and beef specifically, to evolve towards using new technologies to deliver these attributes in their products. While we anticipate a faster adoption of tracking, verification and sustainability technologies in other perishable food categories like produce and dairy, due to their shorter product cycles (and related harvest and production techniques), meat industry leaders have also announced their willingness to move forward with initiatives in this area. Many companies have announced meaningful ‘sustainability’ initiatives, but most appear to consist largely of ‘greenwashing’ marketing commitments rather than substantive undertakings at this date.

Some portion of sustainable beef will likely be organic (see below).

Sustainable Organic Beef

Bion believes it has a unique opportunity to produce, at scale, affordable corn-fed/finished organic beef that is also certified as sustainable. In addition to the sustainable practices described above, organic-sourced beef cows would be finished on organic corn, which would be produced using the ammonia nitrogen fertilizer captured by the ARS. Bion believes organic finished beef will meet consumer demands with respect to sustainability and safety (organic) and also provide the tenderness and taste American consumers have come to expect from premium conventional American beef that has been missing in current organic beef products. Such products are largely unavailable in the market today. We believe Bion’s unique ability to produce the fertilizer needed to grow a supply of relatively low-cost organic corn, and the resulting opportunity to produce organic beef, will differentiate us from potential competitors.

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

The Livestock CAFO Problem

The livestock CAFO industry is under tremendous pressure from regulatory agencies, a wide range of advocacy groups, institutional investors and the industry’s own consumers, to adopt sustainable practices. Environmental cleanup is inevitable and has already begun. Bion’s Gen3Tech was developed for implementation on large scale livestock production facilities, where scale drives both lower treatment costs and efficient co-products production, as well as dramatic environmental improvements. We believe that scale, coupled with Bion’s verifiable treatment technology platform, will create a transformational opportunity to integrate clean production practices at (or close to) the point of production—the primary source of the industry’s environmental impacts. Bion intends to assist the forward-looking segment of the livestock industry to bring animal protein production in line with 21st Century consumer demands for meaningful sustainability.

In the U.S. (according to the USDA's 2022 Census of Agriculture), there are more than 9.3 million dairy cows, approximately 88 million total cattle and calves, nearly 74 million hogs and pigs, more than 9 billion broilers produced annually, and over 400 million layers, which provides an indication of both the scope of the problem addressed by Bion’s technology, as well as the size of Bion’s opportunity in this space. Environmental impacts from livestock production include surface and groundwater pollution, greenhouse gas emissions, ammonia, PM2.5, and other air pollution, excess water use, and pathogens related to foodborne illnesses and antibiotic resistance. While the most visible and immediate problems are related to nutrient runoff and its effects on water quality, the industry has recently been targeted by various stakeholder groups for its impacts on climate change.

Estimates of total annual U.S. livestock manure waste vary widely, but start around a billion tons, between 100 and 130 times greater than human waste. However, while human waste is generally treated by septic or municipal wastewater plants, livestock waste – raw manure – is spread on our nation’s croplands for its fertilizer value. Large portions of U.S. feed crop production (and most organic crop production) are fertilized, in part, in this manner. Under current manure management practices, 80% or more of total nitrogen from manure, much of it in the form of ammonia, escapes during storage, transportation, and during and after land application, representing both substantial lost value and socialized environmental costs.

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

Additionally, in arid climates such as California, airborne ammonia emissions from livestock manure contribute to air pollution as a precursor to PM2.5 formation, small inhalable particulate matter that is a regulated air pollutant with significant public health risks. Whether airborne or dissolved in water, ammonia can only be cost-effectively controlled and treated at the source-- before it has a chance to escape into the environment where it becomes extremely expensive to ‘chase’, capture and treat. While not regulated yet, there have been ongoing discussions between the US EPA and the California Air Resources Board (CARB) about what potential ammonia regulations might encompass. However, as above, California is moving forward with changes to how it deals with nitrates.

The livestock industry has recently come under heavy fire for its impacts on climate change, which has become a rallying cry for the anti-meat campaigners. Estimates of the magnitude of those impacts vary widely, but the general consensus is that globally, livestock account for 14.5 percent of greenhouse emissions. In the U.S. however, that number drops to 4.2 percent, due to the increased efficiencies of American beef production. The greatest impacts come from direct emissions of methane from enteric fermentation (belches), methane and nitrous oxide emissions from the manure, with arguably the largest being the massive carbon footprint of the synthetic nitrogen fertilizers used to grow the grains to feed the livestock.

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

Policy Change is Coming

Bion believes that policy change is coming. There are many states that face livestock waste-related pollution issues, and they will be forced to adopt new strategies, as well. In the face of a growing problem that will only be exacerbated by climate change, it will be necessary to go beyond status quo solutions or risk losing the ecosystems that comprise many of our watersheds and estuaries. When regulation or competitively-bid markets for nutrient reductions (and/or other forms of payment for ecosystem services that will allow us to monetize environmental benefits) become fully established, Bion anticipates a robust opportunity to use its Gen3Tech-based platforms to retrofit both existing CAFOs and equip new large-scale livestock facilities (“Projects”) which will generate the supplemental revenue needed to profitably afford technology implementation from sales of verified nutrient reduction credits.

Bion's Gen3Tech can provide a solution to a significant portion of the livestock problem discussed above, because it stabilizes and upcycles the nitrogen, providing a pathway to export and precision apply it when and where needed, and preventing its uncontrolled release to the environment. Treatment costs are offset by recovering a substantial portion of those nutrients for value-added commercial utilization. In contrast, the current clean water strategy being utilized in the U.S. is clearly failing, because it doesn’t adequately address waste from agriculture. A lot of U.S. crops are now fertilized with raw, untreated manure. However, approximately 80 percent of the nitrogen in that manure is not utilized by the plants being fertilized but rather ‘escapes’ to contaminate the environment through various pathways.

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

Despite trends toward consolidation in segments over the last several decades, the U.S. animal-protein industry, particularly beef, remains (in large part) a fragmented, low-margin commodity business without effective integrated efforts toward either environmentally or economically sustainable production. Cleaning it up will have to be orderly and contain a path to sustainability that does not cause U.S. food costs to spike or bankrupt the industry. This will require treatment sufficient to remove the volume of nutrients in excess of crop requirements. Because the global export market represents a significant part of the U.S. livestock production industry, direct increases in federal regulation without offsetting revenues would likely create costs that could not be absorbed by the industry in a manner that would allow it to remain competitive in international markets. Selective state regulation would have a similar chilling effect within the U.S., since regulated producers in one state would be unable to compete with unregulated producers in adjoining states. Subsidies and/or new revenue sources are required.

Bion believes that reallocating some part of the more than $175 billion in existing U.S. taxpayer-funded clean water spending to lower-cost alternative solutions in agriculture (including competitively-bid nutrient reduction procurement) is inevitable. It will provide the taxpayer with accelerated and substantially lower-cost (and verified) air and water quality solutions compared to current strategies. If Bion’s technology is implemented in appropriate situations, it will provide the livestock industry with the recurring revenues that are needed to offset the costs of technology adoption without major disruption to the industry. To date, a wide range of entrenched interests have opposed and fought policy change that might reallocate clean water spending to more cost-effective alternatives; but this common-sense approach is being accepted by a widening group of stakeholders.

Bion spent many years pursuing these opportunities in Pennsylvania, including developing and demonstrating its technology as part of the efforts to clean up the Chesapeake Bay Watershed. Bion’s activities in PA commenced with the Kreider 1 2G Tech dairy system in the Chesapeake Bay watershed in 2008 and continued through 2019. For more information on Bion’s activities related to Pennsylvania, the Chesapeake Bay, and nutrient credits and trading, please see Bion’s Form 10-K, for the year ended June 30, 2023. (and prior years).

Going Concern:

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss of $1,958,000 and $2,380,000 for the years ended June 30, 2026, and 2025, respectively. At June 30, 2026, the Company has a working deficit and a stockholders’ equity of approximately $7,264,000 and $7,192,000, respectively. The Company’s lack of revenue and/or operating profits, together with the low likelihood of generating positive cash flow and/or net income during the next 12-24 months, raise substantial doubt about the Company’s ability to continue as a going concern.

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

We have conducted business in the livestock manure and organic waste treatment arena since 1989; we are finalizing our fourth generation of technology. Our original systems were wastewater treatment systems for dairy farms and food processing plants.  The basic design was modified in late 1994 to create our first generation Nutrient Management Systems ("NMS") that produced organic soil amendment products as a byproduct of remediation of the waste stream when installed on large dairy or swine farms. Through June 30, 2002, we sold and subsequently installed approximately 30 of these systems in 7 states. While they achieved their nutrient management objectives, there was no mandate to force CAFO clean up and the byproducts did not produce enough value to drive a business opportunity.

Bion’s second-generation technology was developed over the next several years and largely completed by 2008. It allowed real-time digital control and process monitoring and created higher value products. While the second-generation platform was never placed in commercial service, it ultimately led to the conception and development of the third-generation Ammonia Recovery System, beginning in 2015. Pilot testing began in Buffalo, NY, in 2019; construction of the small commercial scale Initial Project at Fair Oaks, IN, was completed in 2023; optimization was completed in 2025 after 1,500 hours of operation.

For more information on the history of Bion’s evolving business opportunity and technology development, please see Bion’s Form 10-K, for the year ended June 30, 2025. (and prior years).

Up until 2025, Bion was largely focused on implementing its technology in the beef cattle industry, where it would be required to change consumer habits, supply chain structure, and manage and finance complex projects with long lead times. In 2025, management put that aside to focus on what it believed to be more achievable goals. Bion’s core ARS technology and the Gen3Tech platform and business model it supports create three distinct, but related, opportunities for Bion and its strategic partners to exploit: 1) standalone ammonia control for industrial or livestock waste biogas production, and 2) retrofit/cleanup of existing CAFOs to mitigate environmental impacts, 3) the transition to sustainable and sustainable-organic beef.

The first opportunity – standalone ammonia control – is here today and what Bion is focused on at this time. We have determined that the ARS has many applications in the industrial sector, in addition to agriculture. There is a ‘sweet spot’ (a combination of source, concentration, and solids content) where the ARS can provide cost-effective solutions, especially for food waste and food processing waste, including livestock packing/ slaughter waste. Once Bion is sufficiently funded and staffed to adequately address the standalone opportunity, the Company will decide how best to proceed with both the CAFO cleanup and sustainable beef opportunities.

COMPETITION:

There are a significant number of potential competitors in the industries in which Bion is working: livestock and industrial waste treatment, renewable energy production, and fertilizer manufacturing. There is a small, but increasing number of visionary companies, like Bion, that seek to develop integrated projects that exploit the synergies of these industries, with circular solutions such as integrated sustainable and/or organic beef production and comprehensive CAFO treatment that includes resource recovery and upcycling.

Bion has further differentiated itself from these companies with its Intellectual Property (IP) that protects its ability to stabilize the ammonia in organic waste with CO2, allowing us to produce an OMRI listed ammoniacal nitrogen fertilizer product that is 8 to 10 times more valuable than conventional (non-organic) ammoniacal nitrogen. While the ability to produce ammoniacal nitrogen is not unique, there are very few ways it can be done and maintain that organic designation. Bion believes its process to be the lowest cost, which has been confirmed by third parties. Bion also believes its process to be the most reliable, since others depend on either complex biological processes or rely on outside acids to stabilize the ammonia – those acids are subject to commodity pricing. Reliability is an important distinction as the organic fertilizer industry has grown skeptical of promises of supply that have been made by a number of technology companies that ultimately failed to deliver. Between Bion’s value proposition to biogas producers, coupled with its low cost and reliability for growers, Bion is confident it is well positioned to compete in these evolving market opportunities and, subject to the availability of project financing, will be able to choose the most attractive potential projects.

There is a tremendous amount of competition in the space to generate biogas or RNG from industrial and municipal waste streams. In some cases with challenging economics, overall project feasibility will rely on the value of the recovered ammonia. Bion is focused on the evolving opportunities to provide ammonia control for these projects, especially food waste and food and beverage processing waste, including slaughter waste. As a bolt-on ammonia control solution that is unique and presents a strong value proposition to the biogas operator, we believe some of our competitors will become customers.

Because Bion systems offer a unique and meaningful value proposition, it has the ability to be competitive in each of the spaces it intends to exploit its opportunities.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

In our JVs/Projects (including Integrated Projects) business segment, we will most likely be dependent upon one or a few major customers/partners/joint venturers since a relatively limited number of JVs and/or Projects (including Integrated Projects) will be developed by the Company. We anticipate initially developing, owning interests in, and operating only one or a small number of Projects commencing during 2026 and, thereafter, developing a limited number of Projects at a time. Thus, at least for the near future, our revenues will be dependent on a relatively small number of major Projects, participants and/or customers.

PATENTS

We are the sole owner of six United States patents. Additionally, Bion has one United States patent applications pending and has two international patent applications currently pending.

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

We are also the sole owner of, or possess the contractual right to acquire exclusive patent rights to, a pending United States provisional patent application, a pending United States utility patent application and three international applications as set forth below:

United States Currently Pending:

(1)	18/390,274: Process to Recover Ammonium Bicarbonate from Wastewater; Dominic Bassani, Steve Pagano, Morton Orentlicher & Mark M. Simon

International Applications Currently Pending:

(1)	EP 18943551.4: Process to recover ammonium bicarbonate from wastewater; Dominic Bassani, Steve Pagano, Morton Orentlicher & Mark M. Simon.

(2)	MX/a/2021/007358: Process to recover ammonium bicarbonate from wastewater; Dominic Bassani, Steve Pagano, Morton Orentlicher & Mark M. Simon

In addition to such factors as innovation, technological expertise and experienced personnel, we believe that a strong patent position is critically important to compete effectively in the businesses on which we are focused.  It is likely that we will file applications for additional patents in the future. There is, however, no assurance that any such patents will be granted.

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

RESEARCH AND DEVELOPMENT

Current research and development work is focused on ongoing improvement of our ARS (the initial version of which is ready for implementation in an appropriate Project) and Gen3Tech, with emphasis on increased recovery of valuable co-products (including nutrients in organic and/or non-organic forms, production of renewable energy, with related renewable energy and/or environmental credits). Bion believes its Gen3Tech will produce significantly greater value from the CAFO waste stream through the recovery of a concentrated natural nitrogen fertilizer and pipeline-quality natural gas. Bion is focused on development of a fourth-generation ARS to provide standalone ammonia control solutions at facilities that recover biogas from organic waste streams. The 4G system will enjoy dramatically lower costs, both in capex and opex.

During the years ended June 30, 2026, and June 30, 2025, respectively, we expended approximately $27,000 and $22,000 excluding non-cash stock-based compensation) on research and development activities related to our technology platform applications in support of large-scale, economically and environmentally sustainable Projects and Retrofits. Since the 2018 fiscal year, Bion’s research and development has been primarily focused on development work to complete and further refine development of our Gen3Tech which will have the capacity to process dry, poultry CAFO waste streams in addition to wet dairy/beef/swine CAFO waste streams and increase our ability to recover marketable by-products from the waste stream remediation including renewable natural gas and nitrogen products (organic and non-organic). Some work has also involved modifying and adding unit processes to our Gen3Tech platform with the objective of reducing capital costs and operating costs, while generating commercial equivalent by-products (and therefore, potential revenue streams) and significantly increasing environmental efficiency. As a result of these efforts (including their continuation during the current period), Bion made new (and supplemental) patent filing(s) during the 2019-2021 fiscal years related to our ARS.

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

Environmental Protection/Regulation and Public Policy

In regard to Retrofits and development of Projects, we will be subject to extensive environmental (and other) regulations related to CAFO's, biofuel production and end product (e.g. fertilizer) producers.  To the extent that we are a provider of systems and services to others that result in the reduction of pollution, we are not under direct enforcement or regulatory pressure.  However, we are involved in the business of CAFO and industrial waste treatment and are impacted by environmental regulations in at least four different ways:

•	Our marketing and sales success is partly reliant on the pollution clean-up requirements of various governmental agencies, from the Environmental Protection Agency (EPA) at the federal level to state and local agencies;
•	Our System design and performance criteria must be responsive to the changes in federal, state and local environmental agencies' effluent and emission standards and other requirements;
•	Our System installations and operations require governmental permits and/or other approvals in many jurisdictions; and
•	To the extent we own or operate Projects (including Integrated Projects with CAFO facilities and ethanol plants), those facilities will be subject to environmental regulations.

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

EMPLOYEES

As of September 1, 2026, we had six employees and primary consultants, all of whom are performing services for the Company on a full-time basis. The Company utilizes another half-dozen key consultants and professionals on an ‘as needed’ or part-time basis for now, but we expect most of them to join Bion as employees as we enter commercialization. Our future success depends significantly on the continued service of our key personnel and the ability to hire additional qualified personnel. The competition for highly qualified personnel is intense, and there can be no assurance that we will be able to retain our key managerial and technical employees or that we will be able to attract and retain additional highly qualified technical and managerial personnel in the future. None of our employees is represented by a labor union, and we consider our relations with our employees to be good. None of our employees is covered by "key person" life insurance.

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

•	the Company's extremely limited financial and management resources which need to be augmented and the Company’s limited ability to raise additional needed funds and/or hire needed personnel;

•	potential conflicts of interest related to the BLG loan group, its partial ownership by one of Bion’s Directors and their relationships/influence with other BLG owners, and its security position in the Company’s IP;

•	we depend on a limited number of prospective projects, and the loss or delay of any of them could materially harm our business.

•	the possibility that markets for organic and low-carbon fertilizer products, clean fuels and energy, and eco-friendly/ sustainable beef, will be slow to develop (or not develop at all);

•	changes in political administrations, both at the federal, state, and local levels, and their impact on policies related to project development, renewable energy and clean fuels tax and other credits, and advanced low-carbon and organic fertilizers;

•	failure to attract strategic partners that can supply needed expertise and resources in the various sectors we ‘touch’, such as renewable energy/clean fuels, fertilizers, agriculture and livestock;

•	the substantial capital expenditures required for the Company’s proposed JV (and future JVs) and development/construction of the Company's proposed Projects and facilities and the related need to fund such capital requirements through commercial banks and/or public or private securities markets;

•	changes in political administration, especially at the federal level, and their impact on availability of capital for projects;

•	potential delays in constructing the Company’s initial beef Project and other Gen3Tech and ARS system installations;

•	the possibility that competitors will develop more comprehensive and/or less expensive production platforms;

•	delays and/or costs exceeding expectations relating to Bion's development of the Initial Project, JVs and/or Projects;

•	delays in anticipated permit approval and/or start-up dates;

•	uncertainties and cost increases related to research and development efforts to update and improve Bion’s technologies and applications thereof;

•	delays in market awareness of Bion and our Systems;

•	the limited liquidity of the Company's equity securities; limited availability of capital on acceptable terms for small public companies like Bion in the current financial markets;

•	dependence upon key personnel and the ability of the Company to keep its existing personnel and their accumulated expertise including the substantial risk of illness or death of one or more key personnel;

•	seasonal and climatic conditions;

•	increased cost of material and equipment (including those caused by the COVID-19 pandemic and supply chain challenges);

•	the strength and financial resources of the Company's potential competitors;

•	cybercrimes/hacking (actual and potential) of the Company’s online presence and limited operational computer systems;

•	general economic and capital market conditions;

•	industry risks, including environmental related problems;

•	operating hazards attendant to the environmental clean-up, CAFO and renewable energy production, fertilizer and/or food retailing and biofuel industries;

•	failure of the political, legal, regulatory and economic climate to support funding of environmental clean-up and enforcement of environmental rules and regulations;

•	changes in the public's perceptions of large scale livestock agriculture/CAFOs, consumption of meat and dairy, environmental protection and other related issues; and

•	continued delays in (and/or failure of) development of markets (or other means of monetization) for nutrient reductions and other environmental benefits from agriculture and CAFOs and related waste treatment facilities; including failure of markets for nutrient (nitrogen and phosphorus) reductions to develop sufficient breadth and depth.

Risks Relating to our Common Stock

•	Our common stock is thinly traded on the OTC Markets QB exchange and largely illiquid;

•	The market price of our stock is subject to volatility;

•	You may have difficulty selling our stock because it is deemed a “penny stock” and not quoted on a national exchange;

•	Because our shares are deemed a “penny stock,” rules enacted by FINRA make it difficult to sell previously restricted stock;

•	Because we will not pay dividends in the foreseeable future, stockholders will only benefit from owning common stock if it appreciates;

•	We regularly issue stock, or stock options, instead of cash, to pay some of our operating expenses. These issuances are dilutive to our existing stockholders;

•	Our stockholders face further potential dilution in any new financing.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

We face cybersecurity risks as a result of the variety of networks and systems we must defend against cybersecurity attacks; and the level of harm that could occur if we suffer impacts of a material cybersecurity incident. We are committed to robust oversight of these risks and implementing mechanisms, controls, technologies, and processes designed to help us assess, identify, and manage these risks. In the year ended June 30, 2026, we did not experience a material “cybersecurity incident” as such term is defined in Item 106(a) of Regulation S-K. However, we have experienced two such material breaches in the past (see Form 10-K for the year ended 2023) and there can be no guarantee that we will not experience such incidents in the future. Such incidents could result in us incurring significant costs related to implementing threat protection measures, and the possibility of such incidents could result in additional costs in defending against litigation, responding to regulatory inquiries or actions, paying damages, or taking other remedial steps with respect to third parties, as well as incurring significant reputational harm.

Company leadership is committed to a proactive cybersecurity strategy, with the goal of maintaining the best controls, technologies, and other processes practicable, for a company of our size and resources, in order to assess, identify, and manage material cybersecurity risks. Our cybersecurity program is aligned with applicable industry standards.  Our website, individual desktop, and other IT/security services are maintained by Business Systems Consulting (BCS), a third-party IT and cybersecurity firm, based in New York. They have processes in place to assess, identify, manage, and address material cybersecurity threats and incidents. These include, among other things, annual and ongoing security awareness advice for employees; mechanisms to detect and monitor unusual network activity; and containment and incident response tools.

We use the Microsoft 365 Business platform to protect corporate data through multiple layers of security. User access is secured with multifactor authentication and identity-based controls, while company laptops and mobile devices can be centrally managed and monitored through Microsoft Intune to ensure they meet security requirements before accessing company resources. Shared files stored in OneDrive and SharePoint, as well as Teams meeting recordings and documents, are protected by Microsoft's cloud security, access controls, encryption, and threat-detection capabilities, allowing access to be restricted to authorized users and reducing the risk of unauthorized sharing. In addition, Microsoft Defender for Business helps detect and respond to malware, ransomware, phishing attacks, and other cybersecurity threats across company devices, supporting our overall cybersecurity governance and compliance objectives.

At the recommendation of BCS, Bion recently upgraded to the Microsoft 365 Business Premium platform, with a more robust integrated security solution. The added security and device management includes the following features:

•	Mandatory MFA for all users

•	Conditional Access

○	Blocks legacy authentication

○	Requires compliant devices

•	Intune-managed laptops

•	Microsoft Defender for Business

○	Endpoint detection and response

○	Automated remediation

•	BitLocker encryption enforcement

•	Security baselines and patch management

•	Monthly Secure Score review

BCS personnel report to our Chief Executive Officer (“CEO”). BCS stays informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from professionals within its team and through the use of technological tools and software. Our CEO reports directly to the Board of Directors on our cybersecurity program and efforts to prevent, detect, mitigate, and remediate issues. Cybersecurity reviews by the Board of Directors will occur at least annually, or more frequently as determined to be necessary or advisable.

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

ITEM 3. LEGAL PROCEEDINGS (Litigation and related matters).

1) Convertible Bridge Loan/Default

On September 28, 2023, the Company entered into an agreement for a $1,500,000 bridge loan with SEB LLC, a non-affiliated party (the "Lender"), and executed a convertible promissory note (the "Note") and a binding subscription agreement (together, the "Bridge Loan Agreements"). The Bridge Loan Agreements required the Lender to loan the Company $1,500,000 in six monthly tranches of $250,000 beginning in October 2023. All amounts advanced, together with interest accrued at 9% per annum, were due and payable on October 1, 2024, if not previously converted. The Note is convertible at the sole election of the Lender at $1.00 per unit, each unit consisting of one share of the Company's common stock and a warrant to purchase one-half share. The Company received the initial $250,000 tranche on October 5, 2023. In early November 2023, the Lender informed the Company verbally that it did not intend to fund the remaining tranches, and no further tranches were received.

On May 10, 2024, the Company received an additional $150,000 from affiliates of the Lender, in connection with discussions regarding a potential larger investment by affiliates and/or associates of the Lender. The larger transaction was never completed. The Company has included the $150,000 in the convertible bridge note balance and accrues interest on it at 9% per annum, consistent with the terms of the Note. The funds were used primarily to restart operations at the Initial Project.

The Note matured on October 1, 2024 and has not been repaid or converted. As a result, the Company has been in default under the Note since that date. The balance of the Note, including accrued interest, was $491,256 as of June 30, 2026. The Company is in discussions with representatives of the Lender in an effort to reach a mutually satisfactory resolution. The Lender's failure to fund the remaining tranches materially damaged the Company and contributed to the substantial increase in its current liabilities, including accounts payable, over recent periods. See Note 5 to the consolidated financial statements and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

2) Creditor Matters

Hamstra Builders and Dilling Group. On March 31, 2025, Dilling Group, Inc., a subcontractor on the Company's Ammonia Recovery System demonstration facility at Fair Oaks, Indiana, filed suit to recover unpaid invoices, as disclosed in the Company's Form 8-K dated April 7, 2025. On April 16, 2025, the Company was served a summons by Hamstra Builders, Inc. ("Hamstra"), the general contractor of the project, which named as defendants the Company, Bion Technologies, Inc. and Bion 3G-1, LLC (both subsidiaries of the Company), and North Prairie Holdings, LLC, the property lessor. The Hamstra suit related to a Notice of Intent to file a Mechanic's Lien filed April 16, 2024. Together, the two suits sought to recover $1,494,513 in unpaid invoices.

On July 14, 2026, the Company executed a Settlement Agreement with Hamstra, which, together with a separate agreement between Hamstra and Dilling Group, resulted in the dismissal of all mechanic's liens and litigation related to the construction of the Fair Oaks facility. Under the Settlement Agreement, the Company issued Hamstra a convertible promissory note of $1,774,512, which bears interest at 10% per annum and matures December 31, 2026. The note requires a cash payment of $653,915 at the closing of a future Company financing, with the remaining balance convertible into the Company's common stock at the price of that financing. The amounts due to Hamstra, including $284,828 of interest accrued in connection with the settlement, are included in accounts payable and accrued expenses as of June 30, 2026. See Notes 8 and 11 to the consolidated financial statements.

North Prairie Holdings. On August 25, 2026, the Company executed a Settlement and Mutual Release Agreement with North Prairie Holdings, LLC, the landlord of the property in Newton County, Indiana on which the Fair Oaks facility is located, resolving amounts owed under the lease. In connection with the settlement, the Company issued North Prairie Holdings a convertible promissory note in the initial principal amount of $162,500. The Settlement Agreement and note are filed as exhibits to the Company's Form 8-K dated August 27, 2026. See Notes 8 and 11 to the consolidated financial statements.

The Company currently is not involved in any other material litigation or similar events.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Information

Our common stock is quoted on the OTC Markets tier under the symbol "BNET."  The following quotations reflect inter dealer prices, without retail mark up, markdown or commissions and may not represent actual transactions.

	2026		2025
Fiscal Year Ended June 30,	High	Low	High	Low

First Fiscal Quarter	$0.18	$0.17	$0.54	$0.15
Second Fiscal Quarter	$0.18	$0.17	$0.30	$0.15
Third Fiscal Quarter	$0.24	$0.23	$0.22	$0.07
Fourth Fiscal Quarter	$0.21	$0.21	$0.30	$0.04

(b)  Holders

The number of holders of record of our common stock at September 1, 2026 was approximately 1,420. Many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, so we are unable to estimate the number of stockholders represented by these record holders.

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

No preferred shares are outstanding as of June 30, 2026 and 2025.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

In June 2006 the Company adopted its 2006 Consolidated Incentive Plan, as amended ("Plan"), which terminated all prior plans and merged them into the Plan.  The Plan was ratified by the Company's shareholders in October 2006 (and has been amended multiple times since initial ratification).  Under the Plan, Directors may grant Shares, Options, Stand Alone Stock Appreciation Rights ("SAR's"), shares of Restricted Stock, shares of Phantom Stock and Stock Bonuses and other items with respect to a number of Common Shares that in the aggregate does not exceed 36,000,000 shares. The maximum number of Common Shares for which Incentive Awards, including Incentive Stock Options, may be granted to any one Participant shall not exceed 2,000,000 shares in any one calendar year; and the total of all cash payments to any one participant pursuant to the Plan in any calendar year shall not exceed $1,500,000. As of June 30, 2026 3,651,600 options have been granted and outstanding under the Plan (as amended), including all options granted under prior merged plans.

In December 2021 the Company adopted its 2021 Equity Incentive Plan, as amended ("2021 Equity Plan").  The 2021 Equity Plan was ratified by the Company's shareholders in April 2022.  Under the 2021 Equity Plan, Directors may grant Shares, Options, Stand Alone Stock Appreciation Rights ("SAR's"), shares of Restricted Stock, shares of Phantom Stock and Stock Bonuses and other items with respect to a number of Common Shares that in the aggregate does not exceed 30,000,000 shares. The maximum number of Common Shares for which Incentive Awards, including Incentive Stock Options, may be granted to any one Participant shall not exceed 2,500,000 shares in any one calendar year. As of June 30, 2026 nil options have been granted and outstanding under the 2021 Equity Plan.  As of June 30, 2026, the Company had no outstanding contingent Stock Bonuses.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about the Company’s 2006 equity compensation plans as of June 30, 2026:

2006 Equity Compensation Plan table

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	32,003,284	$0.36	33,996,716

Equity compensation plans not approved by security holders	—	—	—

Total	32,003,284	$0.36	33,996,716

ITEM 6. Reserved.

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

These factors include potential conflicts of interest related to the BLG loan group, its control by one of Bion’s Directors and key management, and its security position in the Company’s IP (see Note 5 Note payable – related party (BLG)), adverse economic conditions, entry of new and stronger competitors, inadequate capital and limited ability to obtain financing, needed personnel and equipment, unexpected costs, failure (or delay) to gain product certifications and/or regulatory approvals in the United States (or particular states) or foreign countries, loss (permanently or for any extended period of time) of the services of members of the Company’s small core management team and failure to obtain access to new markets. Additional risks and uncertainties that may affect forward looking statements about Bion's business and prospects include: i) the possibility that markets for eco-friendly/sustainable beef, organic and low-carbon fertilizer products, and clean fuels will be slow to develop (or not develop at all), ii) the possibility that competitors will develop more comprehensive and/or less expensive environmental solutions, viii) delays in market awareness of Bion and our Systems, iv) uncertainties and costs increases related to research and development efforts to update and improve Bion’s technologies and applications thereof, and/or v) delays and/or costs exceeding expectations relating to Bion's development of Projects and vi) failure of marketing strategies, each of which could have both immediate and long term material adverse effects by placing us behind our competitors and requiring expenditures of our limited resources.

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

BUSINESS OVERVIEW AND PLAN

The Company has been under substantial financial and management stress over the past six (6) years. Covid-related delays during technology pilot development at Buflovak in New York, followed by post-Covid supply chain disruptions during construction of our demonstration facility at Fair Oaks, led to extreme difficulties in raising needed funds. These delays prevented us from meeting our project development and related capital timelines, and were further compounded by the death (following extended illness) of Dominic Bassani, who most recently served as our COO from May 2022 after serving as our CEO for the prior decade, the subsequent resignation of Bill O’Neill, Dominic’s replacement at the CEO position, effective May 31, 2024, followed by the retirement of Mark A. Smith, the Company’s President, General Counsel and Chief Financial Officer, effective July 31, 2024.

Until May 2024 (prior to Mr. O’Neill’s departure), Bion was focused on building multiple integrated beef projects as described below.

At the end of May 2024, a new core leadership team was installed (see Item 10) that pivoted Bion away from large integrated livestock projects to devote almost all its resources on the bolt-on business opportunity: using the ARS as a standalone ammonia control solution for others’ biogas production facilities that simultaneously supply us with feedstock from which to produce our unique fertilizer products. A short-term funding strategy was implemented (see Note 5 BLG and Shareholder Note Group) while longer term capital solutions were pursued; these efforts are ongoing. We have implemented extreme cost savings measures: maintaining only mission-critical operations and funding. These measures will continue until we can execute a larger financing or obtain other sources of capital, such as a potential strategic investor/partner or license agreement.

Our leadership team believes, despite the difficulties Bion has faced, the Company is now ready for successful commercial launch, having accomplished the following:

-	Capital structure cleanup and significant debt settled

Settlement agreements were executed with legacy principals that substantially simplified the capital structure and reduced potential dilution (see Notes 6 & 8, Giveback and Settlement Agreements);

Settlement agreements were executed with creditors related to the Fair Oaks demonstration facility (see Notes 8, 11, Item 3, Hamstra and North Prairie Holdings Settlements).

-	Technology now commercial-ready

Completed optimization; value proposition proven; ready for final design (see Platform and Development below).

-	Strong fertilizer demand demonstrated

Several non-binding offtake commitments for AB10 nitrogen fertilizer have been executed. Letters of support for a federal grant application were received that exceed the anticipated initial commercial project’s production capacity (see below: Gen3Tech Platform, 2. Fertilizers: Organic and ‘Low Carbon’).

-	Demonstrated developers/operators demand for ammonia control solutions

There is tremendous uncertainty over RNG policy and pricing. Optimizing existing facilities has become a key focus for the biogas/RNG industry that is actively seeking comprehensive resource recovery. Bion believes its ARS and AB10 represent the best ammonia recovery value proposition available today.

-	Built a strong core team to execute a commercial strategy

Bion has added key talent in engineering, agronomy, project management, and marketing.

-	Built key relationships: engineering, finance, fertilizer distribution

Bion has proven to be a serious and respected solutions provider that has attracted the attention of a wide range of stakeholders in engineering, finance, agriculture, and fertilizer.

During the past two years, Bion has worked to establish itself as a credible and capable participant in the livestock waste treatment, renewable energy, and sustainable agriculture markets. Management believes its ARS technology has the potential to fundamentally change the economics of manure and digestate management by recovering nitrogen as a high-value organic fertilizer rather than treating it as waste. These successes coincide with long term trends in sustainable agriculture, renewable fuels, and the circular economy that favor Bion’s business opportunities. Bion leadership believes this confluence of events positions the Company, assuming it continues to align with appropriate strategic partners and obtains sufficient financing, to exploit a unique and growing opportunity at the intersection of agriculture, renewable energy, the environment, U.S. food security and public health, and consumer demand.

THERE IS NO ASSURANCE THAT THE COMPANY WILL REACH OR APPROACH THE GOALS/TARGETS SET FORTH ABOVE. REACHING SUCH GOALS/TARGETS WILL REQUIRE RESOLUTION OF THE COMPANY’S EXISTING FINANCIAL DIFFICULTIES AND ACCESS TO VERY LARGE AMOUNTS OF CAPITAL (EQUITY AND DEBT) AS EACH ARS PROJECT IS PROJECTED TO COST BETWEEN $8 MILLION AND $40 MILLION (DEBT/EQUITY/GRANTS), DEPENDING ON WHETHER IT IS A BOLT-ON OR AN INTEGRATED PROJECT, AND WILL REQUIRE MOBILIZATION OF SUBSTANTIAL PERSONNEL, TECHNICAL RESOURCES AND MANAGEMENT SKILLS. THE COMPANY DOES NOT POSSESS EITHER THE FINANCIAL OR PERSONNEL RESOURCES INTERNALLY AND WILL NEED TO SOURCE SUCH RESOURCES FROM OUTSIDE ITSELF.

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

Pursuant to ASC Topic 815 “Derivatives and Hedging” (“Topic 815”), the Company reviews all financial instruments for the existence of features which may require fair value accounting and a related mark-to-market adjustment at each reporting period end. Once determined, the Company assesses these instruments as derivative liabilities. The fair value of these instruments is adjusted to reflect the fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. As of June 30, 2026 and 2025, there are no derivative financial instruments.

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

The Company has elected the short-term lease practical expedient available under ASC 842 for all asset classes. Under this election, for leases with a lease term of 12 months or less at commencement, and which do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise, the Company does not recognize a lease liability or corresponding ROU asset on its consolidated balance sheets. Instead, lease payments associated with such short-term leases are recognized as expense in the consolidated statements of operations on a straight-line basis over the lease term.

YEAR ENDED JUNE 30, 2026 COMPARED TO THE YEAR ENDED JUNE 30, 2025

Revenue

Total revenues were nil for both the years ended June 30, 2026 and 2025.

General and Administrative

Total general and administrative expenses were $1,301,000 and $2,145,000 for the years ended June 30, 2026 and 2025, respectively.

Salaries and related payroll tax expenses were $356,000 and $368,000 for the years ended June 30, 2026 and 2025. Consulting costs were $266,000 and $198,000 in the years ended June 30, 2026 and 2025. The $68,000 increase in consulting costs is due to additional consultants brought in for fertilizer market access and business development. Investor relations expenses were $32,000 and $136,000 for the years ended June 30, 2026 and 2025, respectively, and the $104,000 decrease was due to less investor related activity during the fiscal year in order to conserve cash. Legal costs were $17,000 and $1,000 for the years ended June 30, 2026 and 2025, respectively. The increase of $16,000 was due to the legal costs associated with the litigation and settlements with Hamstra and Dilling.

Stock-based compensation for the years ended June 30, 2026 and 2025 were $125,000 and $844,000 respectively. The $719,000 decrease is primarily due to a lesser expense in 2026 for options and warrant modifications.

Depreciation

Total depreciation expense was nil and $1,000 for the years ended June 30, 2026 and 2025, respectively.

Research and Development

Total research and development expenses were $27,000 and $22,000 for the years ended June 30, 2026 and 2025, respectively.

Salaries and related payroll tax expenses were $6,000 and $6,000 for the years ended June 30, 2026 and 2025, respectively. Consulting costs were nil and nil for the years ended June 30, 2026 and 2025, respectively. Legal expenses were $21,000 and $15,000 for the years ended June 30, 2026 and 2025, respectively.

Loss from Operations

As a result of the factors described above, the loss from operations was $1,328,000 and $2,168,000 for the years ended June 30, 2026 and 2025 respectively.

Other (Income)/Expense

Other expense was $630,000 and $212,000 for the years ended June 30, 2026 and 2025, respectively.

Interest expense was $632,000 and $311,000 for the years ended June 30, 2026 and 2025, respectively. The increase in 2026 was due to the $284,000 interest expense in 2026 for a debt settlement with Hamstra.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was nil and nil for the years ended June 30, 2026 and 2025, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $1,958,000 and $2,380,000 for the years ended June 30, 2026 and 2025, respectively, and the net loss per basic common share was $0.03 and $0.04 for the years ended June 30, 2026 and 2025, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements for the year ended June 30, 2026 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2026 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of June 30, 2026, the Company had cash of approximately $3,700. During the year ended June 30, 2026, net cash used in operating activities was $806,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance, legal, accounting, consulting and investor relations expenses. Cash expenditures were offset in part by proceeds from financing activities, primarily in debt funding.

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

Investing Activities

During the year ended June 30, 2026, the Company invested nil in the purchase of property and equipment or other investing activities.

Financing Activities

During the year ended June 30, 2026, the Company received net cash proceeds of $16,000 from a note payable, $789,000 in convertible loans less commissions of $19,000, and net $20,000 from a demand note.

During the year ended June 30, 2025, the Company received net cash proceeds of $400,000 from a note payable and $426,000 in convertible loans less commissions of $5,300.

As of June 30, 2026, the Company has debt obligations consisting of: a) deferred compensation of $1,368,000, b) convertible notes payable of $1,935,000, c) current note payable including accrued interest of $476,000, d) convertible bridge note payable of $491,000 and e) demand note payable of $22,000. As of June 30, 2025, the Company has debt obligations consisting of: a) deferred compensation of $1,173,000, b) convertible notes payable – affiliates of $2,310,000, c) current note payable including accrued interest of $423,000 and d) convertible bridge note payable of $455,000.

Plan of Operations and Outlook

As of June 30, 2026, the Company had cash of approximately $3,700.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. The Company faced substantial difficulty raising capital during the 2025 and 2026 fiscal years (and the first quarter of 2027 through the date of this report) as it emerged from its management challenges and change in direction. The Company raised very limited debt (convertible notes) funds during such periods to meet some of its immediate needs, and therefore, the Company needs to raise substantial additional funds in the upcoming periods. The Company has faced substantial demand for capital and operating expenditures for the fiscal year 2026 that we anticipate will continue (or increase) during the 2027 fiscal year and periods thereafter as it moves toward commercial implementation of its 3G Tech and development of JVs (including costs associated with additions of personnel to carry out the business activities of the Company) and, therefore, is likely to continue to face, significant cash flow management issues due to limited capital resources and working capital constraints. As a result, the Company has faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring much or most of their cash compensation and/or are accepting compensation in the form of securities of the Company and members of the Company's senior management have from time-to-time made loans to the Company in the past and may do so in future periods.

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

During the fiscal year ended June 30, 2026, the Company had a loss of $1,958,000 including $125,000 non-cash compensation expenses related to extension of warrants and options.

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

Management’s Plan

The Company continues to explore sources of financing to satisfy its current operating requirements and future growth needs. The Company has faced substantial demand for capital and operating expenditures for the fiscal year 2026 that we anticipate will increase during the 2027 fiscal year and periods thereafter as we move toward commercial implementation of our ARS and 3G Tech and development of JVs (including costs associated with additions of personnel to carry out the business activities of the Company). As a result, the Company has faced, and continues to face, significant cash flow challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring most of their cash compensation and/or are accepting compensation in the form of securities of the Company and members of the Company's senior management have from time-to-time made loans to the Company in the past and may do so in future periods.

To help alleviate the company’s short-term cash needs following the management challenges in 2024, three affiliates of the Company and two shareholders began advancing money to Bion to cover critical payables. They subsequently formed a loan group, BION BLG, LLC (“BLG”), and provided short-term funding for Bion in a secured promissory note of up to $500,000. The note is secured by the Company’s Intellectual Property (“IP” “Collateral”). BLG will share the Collateral on a pro rata basis with investors in a secured promissory note with similar terms that has been offered to previous Bion investors. The BLG note and security agreements contain other terms set forth therein and are included as exhibits to this filing. The Company has entered into four forbearance agreements with BLG, the last that extended the maturity date to January 31, 2027 (see Note 5 Note payable – related party (BLG)).

In November 2024, the Company launched a secured promissory note offering to previous investors/shareholders (and certain others) (“Shareholder Notes”) with similar terms to the BLG note. This and subsequent shareholder offerings have allowed Bion to accomplish the steps needed to commercialize our technology, move forward with potential strategic partners, and position ourselves for the larger offering/ funding that will be required for that commercialization. As of the filing date, Bion has raised $1,399,800 in the Shareholder Note offerings and believes the Company is now positioned to attract investment from outside and/or institutional sources. (see Note 5, Convertible Notes (Shareholder Notes)).

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

Bion is in discussions with several potential strategic partners in engineering, renewable energy (biogas/RNG) and clean fuels, organic fertilizer distribution, and others involved in reducing the environmental footprint of biogas, agriculture, and livestock production. Bion is now evaluating a number of these as potential development and finance partners for project opportunities and recently signed an MOU with Kimmeridge Energy Management for a potential large RNG facility, that includes a Right of First Refusal on 10 million shares of Bion stock at a premium to the current market. Further, with the recent OMRI Listing for its commercial fertilizer, the Company has initiated discussions with several large U.S. fertilizer manufacturers and distributors that have demonstrated interest in the product. Bion believes that these and potentially other industry relationships could also entail a direct investment in Bion, licensing fee, or some other ‘up front’ financial benefit to Bion, although there is no assurance that they will.

CONTRACTUAL OBLIGATIONS

The Company entered into an agreement on September 23, 2021, to lease approximately four acres of land near Fair Oaks, Indiana, for the development site of its Initial Project. The lease ended December 31, 2024 and there is an agreement to extend month to month at the same rate.

The Company has not made consistent lease payments since October 16, 2023. The Company made five payments totaling $31,250 in the fiscal year 2026. The Company owes $150,000 in lease payments at June 30, 2026. A settlement with the lessor has been reached (see Note 11, Subsequent Events in the footnotes to the financial statements of this filing)

OFF-BALANCE SHEET ARRANGEMENTS

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2026, management evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, under the supervision and with the participation of the Company's Interim Chief Executive Officer, who also serves as the Company's principal financial and accounting officer. Based on that evaluation, the Interim Chief Executive Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2026, because of the material weakness in internal control over financial reporting described below.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company's Interim Chief Executive Officer, who also serves as its principal financial and accounting officer, evaluated the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of June 30, 2026, due to a material weakness in the Company's control environment. This weakness results in inadequate segregation of duties and a lack of timely review and approval of related party transactions.

The Company's small size has prevented it from employing sufficient resources to provide an adequate level of supervision and segregation of duties. One person processes the Company's accounting and banking transactions, and a single person oversees cash disbursements, cash receipts and the overall accounting process. While some compensating controls are in place, effective segregation of accounting duties is difficult to achieve, and the volume of transactions does not justify additional full-time staff.

To address this material weakness, the Company engages an outside accounting and consulting firm with SEC and U.S. GAAP experience to assist with the preparation of its financial statements, the evaluation of complex accounting matters, and the review of financial statement account balances. The Company first engaged such a firm in May 2006 and changed to its current firm in December 2021. The Company believes this outside review has improved its disclosure controls and procedures and, if effective over time, will help remediate the segregation of duties weakness. However, the Company may not be able to fully remediate the material weakness without hiring additional staff, and it will continue to evaluate the costs and benefits of doing so.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to SEC rules that permit the Company to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION.

Insider Trading Arrangements and Policies

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors, executive officers and significant employees/consultants, along with their respective ages and positions are as follows:

Name	Age	Position

Directors and Officers:
Craig Scott	66	Chief Executive Officer and Director
Jon Northrop	83	Secretary and Director
Stephen Posner	82	Director
Greg Schoener	58	Director
Salvatore Zizza	80	Director

Stephen Craig (Craig) Scott (66) has been associated with Bion since 1993. Since that time he has been responsible for business and industry intelligence and analysis. He was with Bion full-time from 1996 to 2000, then periodically as a consultant through 2005. Craig rejoined Bion in 2006 and has held several senior positions, including Director of Communications, SVP – Capital Markets, and Head of Business Development. As of June 2024, he joined Bion’s Board of Directors and was subsequently named Interim Chief Executive Officer. Craig studied business and communications at Montana State and Denver-Metro Universities.

Jon Northrop (83) has served as our Secretary and a Director since March of 2003. Since September 2001 he has been self employed as a consultant with a practice focused on business buyer advocacy. Mr. Northrop is one of our founders and served as our Chief Executive Officer and a Director from our inception in September 1989 until August 2001. Before founding Bion Technologies, Inc., he served in a wide variety of managerial and executive positions. He was the Executive Director of Davis, Graham & Stubbs, one of Denver’s largest law firms, from 1981 to 1989. Prior to his law firm experience, Mr. Northrop worked at Samsonite Corporation’s Luggage Division in Denver, Colorado, for over 12 years. His experience was in all aspects of manufacturing, systems design and implementation, and planning and finance, ending with three years as the Division’s Vice President, Finance. Mr. Northrop has a bachelor’s degree in physics from Amherst College, Amherst, Massachusetts (1965), an MBA in Finance from the University of Chicago, Chicago, Illinois (1969), and spent several years conducting post graduate research in low energy particle physics at Case Institute of Technology, Cleveland.

Stephen Posner (82) is a financial markets professional with a 50 year career raising capital, increasing public awareness, and advising on corporate strategy and M&A for companies. He is experienced in facilitating the growth of both large and small companies, private and public. He is currently a Director of a family of ETF’s. He is a proud husband, father, and grandpa and has been involved with Bion and a substantial shareholder in the company for 25 years. He received a BA from Hofstra University, in New York.

Gregory (Greg) Schoener (58) currently serves as a Director of the company since June 1, 2024.He is a successful business owner and operator, serving the construction industry in Houston, Texas.  Mr. Schoener has broad management experience in the medical field as well as the construction industry.  Mr. Schoener is a Bion Shareholder since 2020.

Salvatore J. Zizza (80) Salvatore Zizza has served as a director of Bion since February 15, 2023. He is presently President of Zizza & Associates Corp. a private holding company which invests in various industries and retired Chairman of BAM (Bethlehem Advanced Materials), which designs and manufactures high-temperature furnaces for sale and for its own use in the processing of specialty carbon, graphite and ceramic materials for semiconductor and aerospace applications, and Chairman of Bergen Cove Realty Inc., with substantial holdings in residential real estate. Mr. Zizza serves as Director & Chairman of Trans-Lux Corporation, a full-service provider of integrated multimedia systems for today’s communications environments (since 2018) and served on board since 2009. Mr. Zizza bought NICO Construction Company, Inc., in 1978 and was President and CFO until 1985 when NICO merged with The LVI Group Inc., a (NYSE), listed company. Prior to joining The LVI Group Inc., Mr. Zizza was an independent financial consultant and had been a lending officer of Chemical Bank. Mr. Zizza is also an investor in numerous private companies and real estate holdings. Mr. Zizza currently holds directorship positions at nineteen (19) Gabelli/GAMCO funds and trusts. He has been associated with this family of investment funds for over thirty (30) years. He received a Baccalaureate/Political Science, St. John’s University (1967) and a Master of Business Administration, St. John’s University (1972). In 2007 Mr. Zizza received a Doctor of Commercial Sciences (Honorary) from St. John’s University.

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

Code of Ethics

The Company has not adopted a written code of ethics applicable to its principal executive, financial and accounting officers, as defined in Item 406 of Regulation S-K. Given the Company's small size and limited resources, the Board of Directors has not considered a formal written code necessary at this time and directly oversees the conduct of the Company's executive officer.

 Advisory Group

The Company, which has only six full-time employees/consultants (all of whom are effectively ‘department heads’), has utilized many outside parties as consultants and contract workers for various roles to augment our management capabilities and expertise. The Company maintains a formal ‘advisory’ relationship with some of these people to insure their availability for consultation by our senior management (separate from specific consulting engagements). At present, a) William Rupp (meat and beef industry), b) Matthew Lamb (agriculture/animal husbandry/dairy), c) Stanley Rapp (government affairs), d) Chris Cook (head of business development for Syngenta), e) Ed Schafer (former Sec of Ag and Gov of North Dakota – government affairs), and f) Lily Edwards-Callaway, PhD (animal health and welfare expert), have accepted roles as members of our Advisory Group. The Company anticipates that additional persons will be added to this group over time.

ITEM 11. EXECUTIVE COMPENSATION.

The Company does not have a compensation committee due to its small size and limited resources. The Board of Directors directly reviews and authorizes all compensation matters.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid to, or accrued for, each of our current executive officers during each of our last two fiscal years.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	Other Compensation	Total

Mark A. Smith (3)	2026	$—	$—	$—	$—	—	—	—	$—
President and Chief Financial Officer (retired July 31, 2024)	2025	$5,000	$—	$—	$—	—	—	—	$5,000

Craig Scott	2026	$168,000	$—	$—	$1,200	—	—	—	$169,200
Chief Executive Officer (4)	2025	$168,000	$—	$—	$249,197	—	—	—	$417,197

(1)	Includes compensation paid by Bion Environmental Technologies, Inc. and our wholly owned subsidiaries.

(2)	Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 718.

(3)	Since October 2016, the Company approved a month-to-month contract extension with Smith which included a monthly deferred salary of $18,000 and the right to convert up to $300,000 of deferred compensation, at his sole election, at $0.75 per share until December 31, 2022 (which date was extended to January 15, 2025). Smith also has the right to convert his deferred compensation in whole or in part, at this sole election, at any time in an amount at "market" or into securities sold in the Company's most current/recent private offering. During fiscal year 2021 the Company paid Smith $13,460 for payroll taxes on his deferred compensation conversions which was treated as salary. During the fiscal year 2024, Smith’s compensation was reduced to $10,000 per month as of January 1, 2024 and Smith deferred $190,000 due to cash restraints of the company. Note: Mr. Smith retired effective July 31, 2024, and his salary ceased accruing at that time.

(4)	Stephen Craig Scott (“Scott”) was appointed interim CEO on June 1, 2024. Scott has held various positions as employee/consultant with the Company since 1993 including Director of Communications, SVP – Capital Markets and Head of Business Development. On October 25, 2023, Scott entered into an agreement with the Company which included provisions for a monthly salary of $14,000 of which $2,000 is deferred. During the year ended June 30, 2026 and 2025, Scott deferred substantial portions of his monthly salary to help the Company conserve cash. For the year ended June 30, 2026 and 2025, Scott was paid $18,000 and $5,000 respectively. The Company extended options and warrants which had a non-cash value of $1,200 and $249,000 for Craig Scott during the fiscal years ended June 30, 2026 and June 30, 2025, respectively.

Employment Agreements:

Stephen Craig Scott (“Scott”) was appointed interim CEO on June 1, 2024. Scott has held various positions as employee/consultant with the Company since 1993 including Director of Communications, SVP – Capital Markets and Head of Business Development. On October 25, 2023, Scott entered into an agreement with the Company which included provisions for a monthly salary of $14,000 of which $2,000 is deferred. During the year ended June 30, 2026, Scott deferred substantial portions of his monthly salary to help the Company conserve cash. For the year ended June 30, 2026 and 2025, Scott was paid $18,000 and $5,000 respectively.

Gregory (Greg) Schoener (“Schoener”) currently serves as a Director since June 1, 2024. Schoener currently has no agreement with the Company and is not receiving any compensation.

Mark A. Smith (“Smith”) has held the positions of Executive Chairman, Director, President and General Counsel of Company and its subsidiaries under various agreements and terms from March 2003 (details regard earlier years and periods between 2003 and 2020 may be found in the Company’s prior Forms 10-K and other SEC filings) until his retirement on July 31, 2024. Pursuant to the extension agreements after expiration of agreements during the prior decades, Smith continued his agreement to: i) defer his cash compensation ($18,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation. Due to expiration of his most recent extension, Mr. Smith served the Company on a month-to –month basis through his retirement. On April 29, 2022, Smith’s nominal monthly salary was increased to $25,000, of which $5,000 was to be deferred each month, but, in actuality, much or all of his salary was deferred over recent years and then converted into securities of the Company by Smith. Mr. Smith may provide some transition-related services for the Company on a consulting basis over the course of the current year.

Other Agreements

The Company has declared contingent deferred stock bonuses to its key employees and consultants at various times throughout the years. The stock bonuses were contingent upon the Company’s stock price exceeding a certain target price per share, and the grantees still being employed by or providing services to the Company at the time the target prices are reached. During the year ended June 30, 2017, pursuant to agreement with the employees and a consultant who had been granted the outstanding contingent stock bonuses, the Company cancelled all 117,500 outstanding contingent stock bonuses. In consideration for the cancellations, the Company granted 109,500 fully vested options to these employees and a consultant to purchase common stock of the Company at $1.00 per share until December 31, 2026 (including recent extensions).

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth the number of shares of common stock covered by outstanding stock option awards that are exercisable and unexercisable, and the number of shares of common stock covered by unvested restricted stock awards for each of our directors and named executive officers as of June 30, 2026.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Craig Scott (1)	175,000	—	—	0.60	2026	—	—	—	—
Craig Scott (1)	995,000	—	—	0.75	2026	—	—	—	—
Craig Scott (1)	100,000	—	—	1.00	2026	—	—	—	—
Craig Scott (1)	100,000	—	—	0.75	2026	—	—	—	—
Craig Scott (1)	100,000	—	—	1.20	2026	—	—	—	—
Craig Scott (1)	75,000	—	—	2.00	2026	—	—	—	—
Jon Northrop (1)	100,000	—	—	0.60	2026	—	—	—	—
Jon Northrop (1)	317,500	—	—	0.75	2026	—	—	—	—
Jon Northrop (1)	50,000	—	—	1.00	2026	—	—	—	—
Jon Northrop (1)	25,000	—	—	1.20	2026	—	—	—	—
Jon Northrop (1)	25,000	—	—	2.00	2026	—	—	—	—
Salvatore Zizza (1)	50,000	—	—	2.00	2026	—	—	—	—

(1)	Options are subject to a 50% execution/exercise price adjustment upon notice of intent to exercise under certain conditions.

Director Compensation

Members of the Board of Directors do not currently receive any cash compensation for their services as Directors, but are entitled to be reimbursed for their reasonable expenses in attending meetings of the Board.

On August 12, 2026, the Board of Directors (the “Board”) of Bion Environmental Technologies, Inc. (the “Company”) adopted a Director Compensation Policy (the “Policy”) applicable solely to the Company’s non-employee directors, establishing the compensation payable to such non-employee directors for service on the Board.

Under the Policy, each non-employee director is entitled to an annual retainer of $50,000 for the Company’s fiscal years ended June 30, 2026 and ending June 30, 2027 (which the Board approved in recognition of the additional workload, responsibility and liability assumed by directors in connection with the Company’s ongoing turnaround efforts), and $25,000 for each fiscal year thereafter, unless otherwise changed by further resolution of the Board. Retainers are payable entirely in shares of the Company’s common stock granted under the Company’s 2006 Consolidated Incentive Plan adopted on 11/14/2006 (as amended) or the 2021 Equity Incentive Awards Plan adopted on 1/4/2022, in lieu of cash.

Beginning with the fiscal year commencing July 1, 2027, retainers will be earned in advance each July 1 by directors then serving on the Board and converted into shares at a price equal to the average of the closing prices of the Company’s common stock for the ten trading days ending on and including the immediately preceding June 30.

For the fiscal years ended June 30, 2026 and ending June 30, 2027, retainers will instead be converted into shares at a price per share equal to the price in the Company’s anticipated financing expected to trigger conversion of the Company’s outstanding convertible notes (the “Note Conversion Financing”). The grant, issuance, vesting and payment of director compensation for those two fiscal years is expressly conditioned upon the closing of the Note Conversion Financing. If the Note Conversion Financing does not close, no compensation will be granted, issued or paid to directors for those fiscal years, notwithstanding that the Policy describes such compensation as having been earned or accrued as of a given date for service-measurement purposes.

DIRECTOR COMPENSATION

The following table sets forth certain information regarding the compensation paid to directors during the fiscal year ended June 30, 2026:

Director Compensation

Name	Fees earned or paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Jon Northrop	—	—	—	—	—	—	—
Stephen Posner	—	—	—	—	—	—	—
Greg Schoener	—	—	—	—	—	—	—
Salvatore Zizza	—	—	—	—	—	—	—

(1)	Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 718.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of August 1, 2026, the Registrant had 58,116,620 shares of common stock issued and 57,412,311 shares of common stock outstanding (balance of 704,309 shares are owned by Centerpoint, the Company’s majority-owned subsidiary).

The following table sets forth certain information regarding the beneficial ownership of our common stock as of August 1, 2026 by:

●	each person that is known by us to beneficially own more than 5% of our common stock;

●	each of our directors;

●	each of our executive officers and significant employees; and

●	all our executive officers, directors and significant employees as a group.

Under the rules of the Securities and Exchange Commission, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable under stock options, warrants and convertible securities that are exercisable/convertible within sixty (60) days of August 1, 2026.  Those shares issuable under stock options, warrants and/or convertible securities are deemed outstanding for computing the percentage of each person holding options, warrants and/or convertible securities but are not deemed outstanding for computing the percentage of any other person.  The percentage of beneficial ownership schedule ‘Entitled to Vote’ is based upon 57,412,311 shares outstanding as of September 1, 2026.  The address for those individuals for which an address is not otherwise provided is c/o Bion Environmental Technologies, c/o PO Box 323, Old Bethpage, NY 11804.  To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting power and investment power with respect to all shares of common stock listed as owned by them.

Name and Address	Number	Percent of Class Outstanding	Entitled To Vote

Centerpoint Corporation(1) c/o PO Box 323 Old Bethpage, NY 11804	704,309	1.2%	—

Mark A. Smith(2) 401 N. Riverside Beach #408 Pompano Beach, FL 33062	4,856,456	8.4%	8.3%

Christopher B. Parlow(3) 23 Longbow Drive Commack, NY 11725	3,917,005	6.8%	6.8%

Danielle Lominy(4) c/o Dominic Bassani Estate 64 Village Hill Drive Dix Hills, NY 11746	3,720,000	6.1%	6.4%

Gregory W. Schoener (5) c/o Po Box 323 Old Bethpage New York, NY 11804	1,000,000	1.7%	1.7%

Craig Scott (6) 3131 North Daffodil Dr. Billings, MT 59102	5,316,423	8.5%	9.1%

Jon Northrop (7) 59 Chestnut Street Westfield, NY 14787	636,135	1.0%	1.1%

Salvatore Zizza (8) 641 Lexington Avenue, 20th Floor New York, NY 10022	155,112	0.2%	0.2%

Stephen Posner (9) 219 Augusta Ct. Roslyn, NY 11576	533,078	0.9%	0.9%

All executive officers and directors as a group (5 persons)	7,640,748	13.3%	13.1%

(1)	Centerpoint Corporation is currently majority owned by the Company. Under Colorado law, Centerpoint Corporation is not entitled to vote these shares unless otherwise ordered by a court. These shares of common stock may be distributed to the shareholders of Centerpoint Corporation at a future date pursuant to a dividend declared during July 2004. The shares distributed to Bion, if any, will be cancelled immediately upon receipt.

(2)	Includes 3,146,779 shares held directly by Mr. Smith, and 1,624,323 shares held by Mr. Smith’s wife. Also includes 85,354 shares of common stock held by LoTayLingKyur LLC which is controlled by Mr. Smith and his wife. Does not include shares owned by various other family members of which Mr. Smith disclaims beneficial ownership.

(3)	Includes 2,005 shares held directly by Christopher Parlow, 65,000 shares held jointly with wife, 250,000 shares owned by the Christopher Parlow Trust and 50,000 shares owned by Christopher Parlow’s minor daughters. (Effective 9/15/2025, Christopher Parlow agreed to a settlement. In consideration of the cancellation of various obligations and security instruments held by Mr. Parlow, including without limitation deferred compensation, convertible notes and warrants, Mr. Parlow will receive, in aggregate, 3,550,000 shares of common stock on or before 12/31/2026).

(4)	Includes 170,000 shares held directly by Danielle Lominy (formerly Danielle Bassani), and, 400,000 shares owned by the Danielle Bassani Trust. (Effective 9/15/2025, Danielle Lominy agreed to a settlement. In consideration of the cancellation of various obligations and security instruments held by the Holders, including without limitation deferred compensation, convertible notes and warrants, Ms. Lominy will receive, in aggregate, 3,150,000 shares of common stock on or before 12/31/2026).

(5)	Includes 700,000 shares held directly by Mr. Schoener and warrants to purchase 300,000 shares. Mr. Schoener is a 20% owner of a convertible promissory note in the principal amount of $500,000. The note is secured by the Company’s Intellectual Property (IP/Patents). This note is not included in Mr. Schoener’s beneficial ownership calculations. Effective August 12, 2026, the Board of Directors established a Director Compensation policy for non-employee Directors. For the fiscal years ending June 30, 2026, and June 30, 2027, Mr. Schoener will receive an annual retainer of $50,000. The retainers will be issued as common shares. The conversion price will be determined at a future date. These shares are not included in the beneficial ownership calculations.

(6)	Includes 478,444 shares held directly by Mr. Scott, 1,545,000 shares underlying options and 573,747 shares underlying warrants held directly by Mr. Scott. This also includes 2,715,232 shares of common stock that could be issued on the conversion (at the election of Mr. Scott) of deferred compensation in the amount of $466,000.

(7)	Includes 118,635 shares held directly by Mr. Northrop and options to purchase 517,500 shares held by Mr. Northrop. Does not include shares or options owned by the adult children of Mr. Northrop nor his former wife. Effective August 12, 2026, the Board of Directors established a Director Compensation policy for non-employee Directors. For the fiscal years ending June 30, 2026, and June 30, 2027, Mr. Northrop will receive an annual retainer of $50,000. The retainers will be issued as common shares. The conversion price will be determined at a future date. These shares are not included in the beneficial ownership calculations.

(8)	Includes 105,112 shares of common stock and 50,000 shares of common stock underlying options held directly by Mr. Zizza. Effective August 12, 2026, the Board of Directors established a Director Compensation policy for non-employee Directors. For the fiscal years ending June 30, 2026, and June 30, 2027, Mr. Zizza will receive an annual retainer of $50,000. The retainers will be issued as common shares. The conversion price will be determined at a future date. These shares are not included in the beneficial ownership calculations.

(9)	Includes 357,178 shares held directly by Mr. Posner and 150,900 held in IRA Accounts. Also includes 25,000 shares underlying warrants. Mr. Posner is the owner of a convertible promissory note in the principal amount of $25,000. The note is secured by the Company’s intellectual property (IP)/Patents. This note is not included in Mr. Posner’s beneficial ownership calculations. Effective August 12, 2026, the Board of Directors established a Director Compensation policy for non-employee Directors. For the fiscal year ending June 30, 2026, and June 30 2027, Mr. Posner will receive an annual retainer of $50,000. The retainers will be issued as common shares. The conversion price will be determined at a future date. These shares are not included in the beneficial ownership calculations. In connection with the policy, The Board approved an amendment to the Company’s Amended and Restated Bylaws, establishing the position of “Lead Director”. Mr. Posner has been appointed Lead Director. Commencing the fiscal year beginning July 1, 2026, Mr. Posner, as Lead Director, will receive an additional annual retainer of $25,000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

In addition to the employment and consulting agreements, deferred compensation arrangements and conversions of debt described in Item 1, Business, and Item 11, Executive Compensation, the Company has the following notes payable to related parties. Further details are in Note 5 to the consolidated financial statements.

Holder	Relationship	Note	Interest rate	Maturity	Balance at June 30, 2026*
Bion BLG LLC	Affiliate of Greg Schoener, a director and former Interim COO	Secured convertible note, October 15, 2024	9%	January 31, 2027**	$475,849
Stephen Posner	Director	$25,000 convertible note, July 7, 2025	7.5%	December 31, 2026	$ 26,839
Salvatore Zizza	Director	$24,743 demand note, August 11, 2025	10%	On demand	$ 21,940

* Includes principal and accrued interest.

**Extended from June 30, 2026 on July 14, 2026.

The Company repaid $5,000 of principal on the Zizza note during fiscal 2026. No other principal or interest has been paid on these notes.

Director Independence

Although the Company's common stock is not listed on a national securities exchange, the Board uses the definition of independence under Nasdaq Listing Rule 5605(a)(2). Under this definition, Jon Northrop is an independent director. Because of the notes described above, Stephen Posner and Salvatore Zizza are not considered independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the fiscal year ended June 30, 2025 by Haynie & Company for professional services rendered for the audit of the Company’s annual financial statements and reviews of the interim financial statements included in the Company’s quarterly reports on Form 10-Q (and related matters) were $84,000.

The aggregate fees billed for the fiscal year ended June 30, 2026 by Haynie & Company for professional services rendered for the audit of the Company’s annual financial statements and reviews of the interim financial statements included in the Company’s quarterly reports on Form 10-Q (and related matters) were $84,000.

Audit Related Fees

There were no fees billed by Haynie & Company for audit-related fees in the last fiscal year ended June 30, 2026.

Tax Fees

The aggregate fees billed for tax services rendered by Haynie & Company for tax compliance and related services for the year ended June 30, 2026 was nil.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit Number	Description and Location

3.1	Amended and Restated Articles of Incorporation of Bion Environmental Technologies, Inc., filed with the Secretary of State of the State of Colorado on April 11, 2022. (Incorporated by reference to Exhibit 3.1 filed with Form 8-K filed on April 12, 2022).
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 filed with Form 8-K filed on January 4, 2022).
3.3	Amendment #1 to Amended and restated bylaws (Incorporated by reference to Exhibit 3.1 filed with Form 8-K filed on August 13, 2026).
10.1	Subscription Agreement dated January 10, 2002 between Bion Environmental Technologies, Inc. and Centerpoint Corporation regarding issuance of stock in exchange for cash and claims regarding Aprilia (Incorporated by reference to Exhibit 10.1 filed with Form 10SB12G on November 14, 2006).
10.2	Agreement dated March 15, 2002 and effective January 15, 2002 between Bion Environmental Technologies, Inc. and Centerpoint Corporation regarding purchase of warrant and management agreement (Incorporated by reference to Exhibit 10.2 filed with Form 10SB12G on November 14, 2006).
10.3	Agreement dated February 12, 2003 between Bion Environmental Technologies, Inc. and Centerpoint Corporation canceling provisions of the Subscription Agreement by and between Bion Environmental Technologies, Inc. and Centerpoint Corporation (Incorporated by reference to Exhibit 10.3 filed with Form 10SB12G on November 14, 2006).
10.4	Promissory Note and Security Agreement between Bion Environmental Technologies, Inc. and Bright Capital, LLC (Incorporated by reference to Exhibit 10.4 filed with Form 10SB12G on November 14, 2006).
10.5	Letter Agreement with Bright Capital, Ltd. (Incorporated by reference to Exhibit 10.8 filed with Form 10SB12G on November 14, 2006).
10.6	Amended Agreement with Centerpoint Corporation dated April 23, 2003 (Incorporated by reference to Exhibit 10.10 filed with Form 10SB12G on November 14, 2006).
10.7	Promissory Note and Conversion Agreement between Bion Environmental Technologies, Inc. and Mark A. Smith related to deferred compensation (Incorporated by reference to Exhibit 10.21 filed with Form 10SB12G on November 14, 2006).
10.8	Promissory Note and Conversion Agreement between Bion Environmental Technologies, Inc. and Bright Capital, Ltd. related to deferred compensation (Incorporated by reference to Exhibit 10.22 filed with Form 10SB12G on November 14, 2006).
10.9	Employment agreement with Mark A. Smith (Incorporated by reference to Exhibit 10.23 filed with Form 10SB12G on November 14, 2006).
10.10	Employment agreement with Bright Capital, Ltd. (Incorporated by reference to Exhibit 10.25 filed with Form 10SB12G on November 14, 2006).
10.11	Employment agreement with Jeremy Rowland (Incorporated by reference to Exhibit 10.27 filed with Form 10SB12G on November 14, 2006).
10.12	2006 Consolidated Incentive Plan (Incorporated by reference to Exhibit 10.29 filed with Form 10SB12G on November 14, 2006).
10.13	Memo to Dominic Bassani & Bright Capital, Ltd. dated October 16, 2006 regarding Change in Title/Status of DB/Amendment to Brightcap Agreement (Incorporated by reference to Exhibit 10.30 filed with Form 10SB12G on November 14, 2006).
10.14	Promissory Note and Conversion Agreement for Mark Smith, dated January 1, 2007 (Incorporated by reference to Exhibit 10.31 filed with Form 10SB12G/A on February 1, 2007).
10.15	Promissory Note and Conversion Agreement for Bright Capital, Ltd., dated January 1, 2007 (Incorporated by reference to Exhibit 10.35 filed with Form 10SB12G/A on February 1, 2007).
10.16	Extension Agreement dated March 31, 2007 between the Company and Mark A Smith (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on April 3, 2007)
10.17	Form of Note dated March 31, 2007 in the amount of $151,645.89 in favor of Mark A. Smith (Incorporated by reference to Exhibit 10. 2 filed with Form 8-K filed on April 3, 2007)
10.18	Form of Note dated March 31, 2007 in the amount of $455.486.30 in favor of Bright Capital, Ltd. (Incorporated by reference to Exhibit 10.4 filed with Form 8-K filed on April 3, 2007)
10.19	Memorandum of Understanding with Kreider Farms (Incorporated by reference to Exhibit 99.1 filed with Form 8-K filed on February 27, 2008)
10.20	Subscription Agreement from Bright Capital, Ltd. (Incorporated by reference to Exhibit 99.1 filed with Form 8-K filed on June 3, 2008)

10.21	Amendment to 2006 Consolidated Incentive Plan (Incorporated by reference to Exhibit 99.2 filed with Form 8-K filed on June 3, 2008)
10.22	Agreement between the Company and Mark A. Smith dated May 31, 2008 (Incorporated by reference to Exhibit 99.3 filed with Form 8-K filed on June 3, 2008).
10.23	Promissory Note between Bion Environmental Technologies, Inc. and Dominic Bassani (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on September 30, 2008).
10.24	Promissory Note between Anthony Orphanos and Bion dated October 30, 2008, Guaranteed by Dominic Bassani (Incorporated by reference to Exhibit 10.3 filed with Form 8-K filed on November 13, 2008).
10.25	Addendum to Settlement Agreement and Release Stipulation from Bion, Bion Dairy and Mark Smith dated October 31, 2008 (Incorporated by reference to Exhibit 10.4 filed with Form 8-K filed on November 13, 2008).
10.26	Kreider Farms Agreement (September 25, 2008): REDACTED (Incorporated by reference to Exhibit 10.1 filed with Form 10-Q filed on November 14, 2008).
10.27	Amendment #3 to 2006 Consolidated Incentive Plan (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on January 6, 2009).
10.28	Agreement between Bright Capital, Ltd. and Dominic Bassani and Bion effective January 11, 2009 (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on January 15, 2009).
10.29	Agreement between Mark A. Smith and Bion effective January 12, 2009 (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on January 15, 2009).
10.30	Orphanos Extension Agreement dated January 13, 2009 (Incorporated by reference to Exhibit 10.3 filed with Form 8-K filed on January 15, 2009).
10.31	Extension Agreement with Mark A. Smith. (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on August 18, 2010).
10.32	Agreement with Edward Schafer (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on August 18, 2010).
10.33	Schafer Employment Agreement (dated December 21, 2010) (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on December 6, 2010).
10.34	Biography of Edward T. Schafer (Incorporated by reference to Exhibit 10.3 filed with Form 8-K filed on December 6, 2010).
10.35	Kreider Farms Clarification Agreement (Incorporated by reference to Exhibit 10.3 filed with Form 8-K filed on March 16, 2011).
10.36	PADEP Certification of Kreider Poultry Credits (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on June 1, 2011).
10.37	Bassani/Bright Capital Extension Agreement (executed August 31, 2011) (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on September 2, 2011).
10.38	Smith Extension Agreement (executed August 31, 2011) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on September 2, 2011).
10.39	Bloom Employment Agreement (executed September 30, 2011) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on October 4, 2011).

10.40	Extension/Conversion Agreement with Smith and Bassani (dated March 31, 2012) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on April 4, 2012).
10.41	Memorialization of extension of Maturity of Bassani convertible deferred compensation (dated July 31, 2012) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on August 3, 2012).
10.42	Memorialization of Smith Extension Agreement (dated August 14, 2012) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on August 21, 2012).
10.43	Memorialization of Bassani Extension Agreement (dated August 14, 2012) (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on August 21, 2012).
10.44	Memorialization of Schafer Agreement (dated August 21, 2012) (Incorporated by reference to Exhibit 10.3 filed with Form 8-K filed on August 21, 2012).
10.45	Board Ratification dated May 5, 2013 (Incorporated by reference to Exhibit 10.1 filed with Form 10-Q filed on May 14, 2013).
10.46	Demand Promissory Note dated May 13, 2013 (Incorporated by reference to Exhibit 10.2 filed with Form 10-Q filed on May 14, 2013).
10.47	Extension Agreement with Mark A. Smith (w/o exhibits) (February 10, 2015) (Incorporated by reference to Exhibit 10.1 filed with Form 10-Q filed on February 11, 2015).
10.48	Extension Agreement with Dominic Bassani (w/o exhibits) (February 10, 2015) (Incorporated by reference to Exhibit 10.2 filed with Form 10-Q filed on February 11, 2015).
10.49	Agreement with Edward Schafer (w/o exhibits) (February 10, 2015) (Incorporated by reference to Exhibit 10.3 filed with Form 10-Q filed on February 11, 2015).
10.50	Convertible Promissory Note between the Company and Dominic Bassani dated September 8, 2015 (Incorporated by reference to Exhibit 10.96 filed with Form 10-K filed on September 22, 2015).
10.51	Convertible Promissory Note between the Company and Edward Schafer dated September 8, 2015 (Incorporated by reference to Exhibit 10.97 filed with Form 10-K filed on September 22, 2015).
10.52	Convertible Promissory Note between the Company and Anthony Orphanos dated September 8, 2015 (Incorporated by reference to Exhibit 10.98 filed with Form 10-K filed on September 22, 2015).
10.53	Kreider Poultry Joint Venture Agreement (May 5, 2016) (Incorporated by reference to Exhibit 10.1 filed with Form 10-Q filed on May 9, 2016).
10.54	Bassani Warrant Purchase effective August 1, 2018 (Incorporated by reference to Exhibit 10.100 filed with Form 10-K filed on September 24, 2019).
10.55	Smith Warrant Purchase effective August 1, 2018 (Incorporated by reference to Exhibit 10.101 filed with Form 10-K filed on September 24, 2019).
10.56	Amendment #9 to 2006 Consolidated Incentive Plan, as amended (Incorporated by reference to Exhibit 10.102 filed with Form 10-K filed on September 24, 2019).
10.57	Lease (executed September 23, 2021) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on September 29, 2021).
10.58	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 filed with Form 10SB12G on November 14, 2006).
10.59	Buflovak/Hebeler Purchase Order (January 28, 2022)(without Technical Details and Standard Terms and Conditions) (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on February 1, 2022)
10.60	Agreement with BioNTech SE re sale/purchase of domain name <biontech.com> (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on March 25, 2022)
10.61	Bion Environmental Technologies, Inc. 2021 Equity Incentive Award Plan. (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on January 4, 2022).
10.62	William O’Neill Employment Agreement (effective May 1, 2022) (without exhibits). (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on May 3, 2022).
10.63	Letter of Intent with Ribbonwire Ranch (July 20, 2022). (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on July 27, 2022).
10.64	Letter of Intent Transparency Wise LLC (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on November 17, 2023).
10.65	Form of Bassani Family Agreement (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on April 3, 2024).
10.66	Form of MAS Agreement (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on April 3, 2024).
10.67	S. Craig Scott Resume (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on June 4, 2024).
10.68	Gregory Schoener Background (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on June 4, 2024).
10.69	Turk Stoval Resume (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on June 20, 2024).
10.70	Bassani Family 20% Give Back List dated 6/30/2024 (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on July 3, 2024).
10.71	OMRI Status Notification for Bion (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on August 29, 2024).
10.72	Dilling Group Summons (Incorporated by reference to Exhibit 99.1 filed with Form 8-K filed on April 7, 2025).
10.73	Hamstra Builders Summons (Incorporated by reference to Exhibit 99.1 filed with Form 8-K filed on April 17, 2025).
10.74	Perfect Blend LOI (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on May 30, 2025).
10.75	Yield RMG LOI (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on May 30, 2025).
10.76	BLG Forbearance Agreement (Incorporated by reference to Exhibit 10.3 filed with Form 8-K filed on May 30, 2025).
10.77	BLG Second Forbearance Agreement (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on July 24, 2025).
10.78	Bion BLG Promissory Note (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on July 24, 2025).
10.79	BLG Security Agreement (Incorporated by reference to Exhibit 10.3 filed with Form 8-K filed on July 24, 2025).
10.80	Bassani Family Settlement (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on October 8, 2025).
10.81	Mark Smith Settlement (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on October 8, 2025).
10.82	Edward Schafer Settlement (Incorporated by reference to Exhibit 10.3 with Form 8-K filed on October 8, 2025).
10.83	Kimmeridge MOU (Incorporated by reference to Exhibit 99.2 filed with Form 8-K filed on December 9, 2025).
10.84	Kimmeridge MOU Extension (Incorporated by reference to Exhibit 99.1 filed with Form 8-K filed on June 11, 2026).
10.85	Hamstra Settlement (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on July 14, 2026).
10.86	Hamstra Note (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on July 14, 2026).
10.87	Director Compensation Policy (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on August 13, 2026).
10.88	NPH Settlement and mutual Release Agreement (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed on August 27, 2026).
10.89	NPH Convertible Promissory Note (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed on August 27, 2026).
19.1	Insider Trading Policy (Incorporated by reference to Exhibit 19.1 filed with Form 10-K filed on September 29, 2025)
31.1	Certification of Chief Executive Officer, Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Filed herewith electronically.
32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350. Furnished*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Bion Environmental Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bion Environmental Technologies, Inc. (the Company) as of June 30, 2026 and 2025, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2026, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Equity Transactions

As discussed in Note 5 and Note 6 to the financial statements, the Company has numerous equity-based agreements, including stock options and warrants issued for services, of which many were modified during the year. These agreements require management to estimate the value of options and warrants issued for services on the measurement date, constituting a significant management estimate subject to possible management bias. During the year ended June 30, 2026, the Company recorded interest related to the modification of warrants in the amount of $161,917, and compensation expense related to the modification of options and warrants of $7,260 and $117,397, respectively.

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

Haynie

We have served as the Company’s auditor since 2023.

Salt Lake City, Utah

September 29, 2026

 BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2026	2025

ASSETS
Current assets:
Cash	$3,670	$4,441
Prepaid expenses	17,922	15,602
Deposits and other assets	13,984	9,190

Total current assets	35,576	29,233

Property and equipment, net (Note 3)	—	—

Total assets	$35,576	$29,233

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$2,936,162	$2,764,769
Deferred compensation (Note 4)	1,368,268	1,173,237
Convertible notes payable (Note 5)	1,428,306	2,310,402
Convertible bridge note payable (Note 5)	491,256	454,957
Note payable - related party (Note 5)	475,849	423,053
Demand note payable - related party (Note 5)	21,940	—

Total current liabilities	6,721,781	7,126,418

Convertible notes payable (Note 5)	506,223	—
Total liabilities	7,228,004	7,126,418

Equity (deficit):
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 50,000 shares authorized, no shares issued and outstanding	—	—
Series C Convertible Preferred stock, $0.01 par value, 60,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 250,000,000 shares authorized, 58,116,620 and 57,386,476 shares issued, respectively; 57,412,311 and 56,682,167 shares outstanding, respectively	—	—
Shares to be issued (Note 8)	1,540,349	—
Additional paid-in capital	134,495,532	134,677,594
Subscription receivable - affiliates (Note 7)	—	(504,650)
Accumulated deficit	(143,265,882)	(141,307,702)

Total Bion's stockholders’ equity (deficit)	(7,230,001)	(7,134,758)

Noncontrolling interest	37,573	37,573

Total equity (deficit)	(7,192,428)	(7,097,185)

Total liabilities and Equity (deficit)	$35,576	$29,233

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2026 AND 2025

	2026	2025

Revenue	$—	$—

Operating expenses:
General and administrative (including stock-based compensation)	1,300,869	2,145,151
Depreciation	—	695
Research and development (including stock-based compensation)	27,513	21,671

Total operating expenses	1,328,382	2,167,517

Loss from operations	(1,328,382)	(2,167,517)

Other (income) expense:
Interest income	(89)	(62)
Interest expense	632,387	310,714
Gain on debt forgiveness	—	(98,245)
Other income	(2,500)	—

Total other expense	629,798	212,407

Net (loss)	(1,958,180)	(2,379,924)

Net (loss) attributable to the noncontrolling interest	—	—

Net (loss) applicable to Bion's common stockholders	$(1,958,180)	$(2,379,924)

Net (loss) applicable to Bion's common stockholders per basic and diluted common share	$(0.03)	$(0.04)

Weighted-average number of common shares outstanding:
Basic and diluted	57,125,906	56,682,167

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED JUNE 30, 2026 AND 2025

	Bion's Stockholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Common Stock		Additional	Subscription Receivables
	Shares	Amount	Shares	Amount	Shares	Amount	Shares to be Issued	Amount	paid-in capital	for Shares	Accumulated deficit	Noncontrolling interest	Total equity/(deficit)

Balances, July 1, 2024	—	$—	—	$—	57,227,248	$—	—	$—	133,623,927	$(504,650)	$(138,927,778)	$37,573	$(5,770,928)
Issuance of units for services	—	—	—	—	159,228	—	—	—	34,500	—	—	—	34,500
Modification of warrants	—	—	—	—	—	—	—	—	692,339	—	—	—	692,339
Modification of options	—	—	—	—	—	—	—	—	332,128	—	—	—	332,128
Commission on the sale of units	—	—	—	—	—	—	—	—	(5,300)	—	—	—	(5,300)
Net loss	—	—	—	—	—	—	—	—	—	—	(2,379,924)	—	(2,379,924)
Balances, June 30, 2025	—	$—	—	$—	57,386,476	$—	—	$—	$134,677,594	$(504,650)	$(141,307,702)	$37,573	$(7,097,185)

Cashless exercise of warrants	—	—	—	—	330,144	—	—	—	—	—	—	—	—
Modification of warrants	—	—	—	—	—	—	—	—	279,365	—	—	—	279,365
Modification of options	—	—	—	—	—	—	—	—	7,260	—	—	—	7,260
Settlement agreements - cancellation of convertible obligations, deferred compensation and subscription receivables for shares to be issued	—	—	—	—	—	—	8,101,746	1,610,349	(669,987)	458,250	—	—	1,398,612
Recognition of interest accrued on subscription receivables cancelled in period	—	—	—	—	—	—	—	—	150,244	—	—	—	150,244
Promissory note agreement to net against Deferred Compensation	—	—	—	—	—	—	—	—	—	46,400	—	—	46,400
Commission	—	—	—	—	—	—	—	—	(18,944)	—	—	—	(18,944)
Shares issued from shares to be issued	—	—	—	—	400,000	—	(400,000)	(70,000)	70,000	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(1,958,180)	—	(1,958,180)
Balances, June 30, 2026	—	—	—	$—	58,116,620	$—	7,701,746	$1,540,349	$134,495,532	$—	(143,265,882)	$37,573	$(7,192,428)

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2026 AND 2025

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,958,180)	$(2,379,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	695
Accrued interest on loans payable, deferred compensation and other	632,387	310,714
Stock-based compensation	124,709	843,537
Stock-based compensation for services	—	34,500
Forgiveness of debt	—	(98,245)
(Increase) decrease in prepaid expenses	(7,114)	(2,069)
Increase in accounts payable and accrued expenses	67,809	155,117
(Increase) in operating lease assets and liabilities	—	191
Increase in deferred compensation	334,047	267,250

Net cash used in operating activities	(806,342)	(868,234)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	788,800	426,000
Proceeds from demand note	24,743	—
Payments on demand note	(5,000)
Proceeds from note payable loan, related party	15,972	399,763
Commissions on proceeds from convertible notes payable	(18,944)	(5,300)

Net cash provided by financing activities	805,571	820,463

Net decrease in cash	(771)	(47,771)

Cash at beginning of year	4,441	52,212

Cash at end of year	$3,670	$4,441

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash investing and financing transactions:
Settlement agreements - cancellation of convertible obligations, deferred compensation and subscription receivables for shares to be issued	$723,587	$—
Adjustment for offsetting subscription receivable with deferred compensation	61,029	$—

 See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2026 AND 2025

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2026 AND 2025

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

During the year ended June 30, 2026 the Company had a loss of $1,958,000 including $125,000 non-cash compensation expenses related to the extension of warrants and options.

During the year ended June 30, 2025 the Company had a loss of $2,380,000 including $844,000 non-cash compensation expenses related to the extension of warrants and options.

The constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company’s efforts to operate and develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company is able to raise needed funds during the remainder of the current fiscal year (and subsequent periods), of which there is no assurance, management will not need to consider deeper cuts (including additional personnel cuts) and/or curtailment of ongoing activities including research and development activities. The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, and to develop Projects. The Company anticipates that it will seek to raise from $3,000,000 to $10,000,000 or more debt and/or equity through sale of its equity securities (common, preferred and/or hybrid) and/or debt (including convertible) securities, and/or through use of ‘rights’ and/or warrants (new and/or existing) and/or license payments and/or through other means during the next twelve months. Further, Bion may be required to fund $8 million (or more) in project finance for the initial ARS project, in a combination of debt financing and equity investment. However, as discussed above, there is no assurance, especially in light of the difficulties the Company has experienced in many recent years and the extremely unsettled capital markets that presently exist for small pre- revenue companies like us, that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business and Projects. Ultimately, in the event the Company cannot secure additional financial resources, or complete a strategic transaction in the longer term, the Company may need to curtail or suspend its operational plans or current initiatives, or potentially liquidate its business interests, and investors may lose all or part of their investment.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management’s plans with regard to these conditions.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2026 AND 2025

Management’s Plan

The Company continues to explore sources of financing to satisfy its current operating requirements and future growth needs. The Company faced substantial demand for capital and operating expenditures during fiscal year 2026, which has continued during the 2027 fiscal year, and which we expect to increase for the periods thereafter as we move toward commercial implementation of our ARS (including costs associated with additions of personnel to carry out the business activities of the Company). As a result, the Company has faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring most of their cash compensation and/or are accepting compensation in the form of securities of the Company and members of the Company's senior management have from time-to-time made loans to the Company in the past and may do so in future periods.

To help alleviate the company’s short-term cash needs following the management challenges in 2024, three affiliates of the Company and two shareholders began advancing money to Bion to cover critical payables. They subsequently formed a loan group, BION BLG, LLC (“BLG”), and provided short-term funding for Bion in a secured promissory note of up to $500,000. The original BLG note bore interest at a rate of 7.5% per annum and had a maturity date of April 15, 2025. As of the filing date, BLG is owed $483,483, including accrued interest. The Company has entered into four forbearance agreements; the first that raised the interest rate to 9%, the third that extended the maturity date to June 30, 2026, and the fourth that extended the maturity date to January 31, 2027. (see Note 5, Note payable – related party (BLG)).

In November 2024, the Company launched a series of secured promissory note offerings to previous investors/shareholders (and certain others) (“Shareholder Notes”) with similar terms to the BLG note. The capital raised in these offerings allowed Bion to accomplish the steps needed to commercialize our technology, move forward with potential strategic partners, and position ourselves for the larger offering/ funding that will be required for that commercialization. As of the filing date, Bion has raised $1,399,800 in the Shareholder Note offerings and believes the Company is now positioned to attract investment from outside and/or institutional sources. (see Note 5, Convertible Notes (Shareholder Notes).

To date, the Company has primarily raised funds through private placements with accredited investors, often conducted through FINRA-registered broker/dealers. However, the Company anticipates moving forward, it will need to raise capital using a combination of financial instruments and sources, that could also include strategic and/or institutional investors, including family offices and private equity, brokered equity or debt offerings with both public and private investors, and banks and other ag lending institutions, among others, although there can be no assurance it will be successful. Many of these financing options may involve dilution, potentially substantial, for current shareholders, although management is committed to minimizing that dilution compared to recent share prices.

Bion is now in discussions with several potential strategic partners in engineering, renewable energy (biogas/RNG) and clean fuels, organic fertilizer distribution, and others involved in reducing the environmental footprint of biogas, agriculture, and livestock production. The Company is evaluating a number of these as potential development and finance partners for project opportunities and on December 5, 2025, entered into an MOU with Kimmeridge Energy Management for a potential large RNG facility. The MOU includes a Right of First Refusal for Kimmeridge on 10 million shares of Bion stock at a premium to the current market. Effective June 6, 2026, the Company and Kimmeridge extended the MOU, including the Right of First Refusal, for six months under the same terms. Further, with the recent OMRI Listing for its commercial fertilizer, the Company has initiated discussions with several large U.S. fertilizer manufacturers and distributors that have demonstrated strong interest in the product. Bion believes that these developing relationships could also entail a direct investment in Bion, licensing fee, or some other 'up front' financial benefit to Bion, although there is no assurance that they will.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2026 AND 2025

THERE IS NO ASSURANCE THAT THE COMPANY WILL REACH OR APPROACH THE GOALS/TARGETS SET FORTH ABOVE. REACHING SUCH GOALS/TARGETS WILL REQUIRE RESOLUTION OF THE COMPANY’S EXISTING FINANCIAL DIFFICULTIES AND ACCESS TO VERY LARGE AMOUNTS OF CAPITAL (EQUITY AND DEBT) AS EACH ARS PROJECT IS PROJECTED TO COST BETWEEN $8 MILLION AND $40 MILLION (DEBT/EQUITY/GRANTS), DEPENDING ON WHETHER IT IS A BOLT-ON OR AN INTEGRATED PROJECT, AND WILL REQUIRE MOBILIZATION OF SUBSTANTIAL PERSONNEL, TECHNICAL RESOURCES AND MANAGEMENT SKILLS. THE COMPANY DOES NOT POSSESS EITHER THE FINANCIAL OR PERSONNEL RESOURCES INTERNALLY AND WILL NEED TO SOURCE SUCH RESOURCES FROM OUTSIDE.

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

Operating Segment:

The Company operates as a single operating and reportable segment: advanced waste treatment and resource recovery solutions for organic waste streams. While in the future the Company may pursue other segments, such as integrated livestock projects, CAFO retrofits, and other opportunities to use its proprietary technology, it is currently focused entirely on bolt-on solutions for existing or planned biogas production facilities.

The Company's Chief Executive Officer is the chief operating decision maker ("CODM"). The CODM assesses performance and allocates resources based on consolidated net loss, as reported in the consolidated statements of operations. The CODM uses net loss, together with budget-to-actual comparisons and cash forecasts, to monitor spending, manage the Company's limited liquidity, and decide how to allocate resources to operations, research and development, and financing activities. The measure of segment assets is total consolidated assets, as reported in the consolidated balance sheets. The accounting policies of the segment are the same as those described in this Note.

The significant segment expenses and other segment items regularly provided to the CODM are as follows:

	Year ended June 30, 2026	Year ended June 30, 2025

Revenue	$—	$—
General and administrative (including stock-based compensation)	1,300,869	2,145,151
Research and development (including stock-based compensation)	27,513	21,671
Depreciation	—	695
Interest expense	632,387	310,714
Other segment items (1)	(2,589)	(98,307)
Segment and consolidated net loss	$1,958,180	$2,379,924

(1)	Other segment items include interest income and other income for both years, and the gain on debt forgiveness for the year ended June 30, 2025.

Non-cash stock-based compensation included in the expenses above was $124,709 and $843,537 for the years ended June 30, 2026 and 2025, respectively.

Cash and cash equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents. As of June 30, 2026 and June 30, 2025 there are no cash equivalents.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2026 AND 2025

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2026 AND 2025

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

Fair Value Measurements:

The Company measures fair value in accordance with ASC 820, Fair Value Measurement. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, in the principal or most advantageous market. ASC 820 establishes a three-level fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value measurement is categorized in its entirety based on the lowest level of input that is significant to the measurement. The three levels are:

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 – Inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3 – Unobservable inputs that are supported by little or no market activity and that reflect management's own assumptions about the assumptions market participants would use.

The Company had no assets or liabilities measured at fair value on a recurring basis as of June 30, 2026 or 2025.

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

The Company has elected the short-term lease practical expedient available under ASC 842 for all asset classes. Under this election, for leases with a lease term of 12 months or less at commencement, and which do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise, the Company does not recognize a lease liability or corresponding ROU asset on its consolidated balance sheets. Instead, lease payments associated with such short-term leases are recognized as expense in the consolidated statements of operations on a straight-line basis over the lease term.

Loss Contingencies and Legal Costs:

The Company is subject to various legal proceedings, claims, and regulatory matters arising in the ordinary course of business. In accordance with ASC 450, Contingencies, the Company records an accrual for a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. When a loss is probable and a range of loss can be estimated, the Company accrues its best estimate within that range. If no amount within the range is a better estimate than any other, the Company accrues the minimum amount in the range. The Company reviews these accruals each reporting period and adjusts them to reflect negotiations, settlements, rulings, advice of legal counsel, and other developments relating to each matter. When a loss is reasonably possible but not probable, or is probable but not reasonably estimable, the Company does not record an accrual. Instead, it discloses the nature of the contingency and, where material, an estimate of the possible loss or range of loss, or states that such an estimate cannot be made. Legal costs associated with loss contingencies are expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2026 AND 2025

Revenue Recognition:

The Company currently does not generate revenue and if and when the Company begins to generate revenue the Company will comply with the provisions of ASC 606 “Revenue from Contracts with Customers”.

Income (Loss) per share:

Basic income (loss) per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share assumes the conversion, exercise, or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the income (loss) per share or increase the earnings per share. During the years ended June 30, 2026 and 2025, the basic and diluted income (loss) per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants and options (as if exercised) and convertible securities (as if converted) that have been excluded from the calculation of basic income (loss) per share:

	June 30, 2026	June 30, 2025
Warrants	5,974,665	15,910,225
Options	3,651,600	4,891,600
Convertible debt	6,800,285	12,902,947

The following is a reconciliation of the denominators of the basic and diluted income (loss) per share computations for the years ended June 30, 2026 and 2025.

	Year ended June 30, 2026	Year ended June 30, 2025
Shares issued – beginning of period	57,386,476	57,227,248
Shares held by subsidiaries (Note 6)	(704,309)	(704,309)
Shares outstanding – beginning of period	56,682,167	56,522,939
Weighted average shares issued during the period	443,739	159,228
Diluted weighted average shares – end of period	57,125,906	56,682,167

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

Recently Adopted Accounting Pronouncements:

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued ASU 2023-07, which requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), the CODM’s title and position, and an explanation of how the CODM uses reported segment profit or loss measures, among other enhanced segment disclosures. The Company adopted ASU 2023-07 effective July 1, 2024 (fiscal year ended June 30, 2025) and applied it retrospectively to all periods presented. The adoption did not have a material impact on the Company’s consolidated financial statements, as it affects disclosure only.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2026 AND 2025

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09, which enhances the transparency and decision usefulness of income tax disclosures. Key provisions require disclosure of income or loss before income tax, income tax expense (or benefit) from continuing operations, and income taxes paid (net of refunds received), each disaggregated by domestic, foreign, federal (national), and state components, with further disaggregation of income taxes paid for significant individual jurisdictions. Public business entities are also required to provide a more detailed tabular reconciliation of the effective tax rate, including percentages, amounts, and qualitative descriptions by jurisdiction. The Company adopted ASU 2023-09 effective July 1, 2025, on a retrospective basis, as required for its fiscal year ended June 30, 2026. The adoption did not materially impact the Company’s consolidated financial statements but resulted in expanded income tax disclosures, as reflected in Note 9, Income Taxes.

Accounting Pronouncements Issued But Not Yet Adopted:

ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. In November 2024, the FASB issued ASU 2024-04, which clarifies the criteria for determining whether a settlement of convertible debt instruments should be accounted for as an induced conversion rather than an extinguishment. The ASU is effective for the Company’s fiscal year beginning July 1, 2026 (fiscal year ending June 30, 2027), with early adoption permitted for entities that have adopted ASU 2020-06. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. In July 2025, the FASB issued ASU 2025-05, which introduces a practical expedient allowing entities to assume that current conditions persist through the forecast period when estimating credit losses on current trade receivables and contract assets, along with an accounting policy election available to non-public entities. The ASU is effective for the Company’s fiscal year beginning July 1, 2026, applied prospectively, with early adoption permitted. The Company is currently evaluating the impact of this standard on its allowance for credit losses. The Company has no receivables or allowances and the standard is not expected to have any effect.

ASU 2024-03, as clarified by ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires disaggregated disclosure of specified categories of expenses (including purchases of inventory, employee compensation, and depreciation and amortization) within relevant income statement expense captions. For public business entities, it is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027 — for the Company, this will first apply to the fiscal year beginning July 1, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard, which is expected to result in expanded disclosure only.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2026 AND 2025

3.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	June 30, 2026	June 30, 2025
Computers and office equipment	12,607	12,607

Less accumulated depreciation	(12,607)	(12,607)
Property and equipment, net	$—	$—

Depreciation expense was nil and $695 for the years ended June 30, 2026 and 2025, respectively.

4.       DEFERRED COMPENSATION:

The Company owes deferred compensation to various employees, former employees and consultants totaling $1,368,268 and $1,173,237 as of June 30, 2026 and June 30, 2025, respectively.

Family members of the late Dominic Bassani, Bion’s former CEO and Mark A. Smith, previously a Director and President are owed a balance of nil and nil as of June 30, 2026 and $12,306 and $83,964 as of June 30, 2025, respectively.

Effective September 15, 2025, family members of the late Dominic Bassani and Smith, and Edward Schafer, previously a Director, each individually agreed to a settlement (“Settlement Agreements”) that will simplify Bion’s capital structure and substantially reduce the number of Fully Diluted Shares. In consideration of the cancellation of various obligations and security instruments held by Smith and Bassani, including without limitation deferred compensation, Smith and the Bassani heirs will receive shares of common stock, as described below in Note 6, Stockholders’ Equity. Included in the Bassani family Settlement Agreement was a provision to cancel their remaining 5% obligation under their previous Giveback Agreement.

The Company owes deferred compensation to Craig Scott of $465,742 and $330,046 at June 30, 2026 and June 30, 2025, respectively, interest accrues at 3% per annum and can be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month. The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month. As of September 30, 2025, the Company and Scott agreed to offset the subscription receivable with the Deferred Compensation balance; $19,400 receivable and $6,117 in accumulated interest were reduced from the deferred compensation balance.

Bill O’Neill, former CEO, is owed a balance of $367,500 and $367,500 at June 30, 2026 and June 30, 2025, respectively, pursuant to his 2021 employment agreement. There is no interest accrual or conversion rights related to the deferred balance. O’Neill terminated his service to the Company prior to the full term of his agreement.

The Company also owes various consultants and employees, pursuant to various agreements, for deferred compensation of $462,526 and $306,920 as of June 30, 2026 and June 30, 2025, respectively, with similar conversion terms as those described above for Scott, with the exception that the interest accrues at 0% to 3% per annum. The Company also owes a former employee $72,500, which is not convertible and is non-interest bearing. As of September 30, 2025, the Company and an employee agreed to offset the subscription receivable with the Deferred Compensation balance; $27,000 receivable and $8,513 in accumulated interest were reduced from the deferred compensation balance.

The Company recorded interest expense of $19,086 ($11,212 with related parties) and $15,764 ($10,131 with related parties) for the years ended June 30, 2026 and 2025, respectively.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2026 AND 2025

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

Mark A. Smith (the Company’s former President)(“Smith”), Dominic Bassani (the Company’s former Chief Operating Officer) (“Bassani”) (NOTE: Dominic Bassani passed away on November 11, 2023) and Ed Schafer (former Director)(“Schafer”), adjusted/reduced the principal owed to them by $1,109,649, $1,939,670 and $424,873, respectively. Subsequent to the adjustment, the adjusted portion of the 2020 Convertible Obligations were renamed Adjusted 2020 Convertible Obligations and the adjusted portion of the September 2015 Convertible Notes were renamed Adjusted September 2015 Convertible Notes. The Adjusted 2020 Convertible Obligations of Smith, Bassani and Schafer are convertible into Units (consisting of 1 share and from one half (1/2) to one (1) warrant) at prices of $.0946, $.0953, and $.0953, respectively, and the Adjusted September 2015 Convertible Notes may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.115 per share. The adjusted conversion prices slightly reduce the securities to be issued on conversion of each instrument from the amount receivable under the unadjusted instruments. The Adjusted 2020 Convertible Obligations and Adjusted September 2015 Convertible Notes do not accrue any interest until their maturity date. After the adjustment, the Company owed Smith, Bassani (and trust) and Schafer $262,154, $434,016 and $96,364, respectively, of Adjusted 2020 Convertible Obligations and Bassani and Schafer, respectively, $24,230 and $4,012 of Adjusted September 2015 Convertible Notes. The Company has extended the maturity dates to September 15, 2025.

As of June 30, 2026, the Adjusted 2020 Convertible Obligation balances, including accrued interest, owed Bassani (and his donees), Smith and Edward Schafer were nil. As of June 30 2025, the Adjusted 2020 Convertible Obligation balances, including accrued interest, owed Bassani (and his donees), Smith and Edward Schafer were $459,277, nil and $101,973, respectively.

As of June 30, 2026 the Adjusted September 2015 Convertible Notes balances, including accrued interest, owed Bassani Family Trusts and Schafer were nil . As of June 30, 2025 the Adjusted September 2015 Convertible Notes balances, including accrued interest, owed Bassani Family Trusts and Schafer were $7,907 and nil , respectively.

On September 15, 2025, settlements were reached with Mr. Smith, Mr. Schafer, and the Bassani family, to surrender additional securities. Included in these agreements were provisions to cancel these convertible note obligations, effective on that date.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2026 AND 2025

2020 Convertible Obligations

The 2020 Convertible Obligations (which combined/replaced prior convertible instruments dating to 2017 (or earlier), which accrue interest at either 4% per annum or 4% compounded quarterly and effective January 1, 2020 were due and payable on July 1, 2024. The 2020 Convertible Obligations (including accrued interest, plus all future deferred compensation added subsequently), are convertible, at the sole election of the holder, into Units consisting of one share of the Company’s common stock and one half to one warrant to purchase a share of the Company’s common stock, at a price of $0.50 per Unit until July 1, 2024 The original conversion price of $0.50 per Unit approximated the fair value of the Units at the date of the agreements; therefore, no beneficial conversion feature exists. Management evaluated the terms and conditions of the embedded conversion features based on the guidance of ASC 815-15 “Embedded Derivatives” to determine if there was an embedded derivative requiring bifurcation. An embedded derivative instrument (such as a conversion option embedded in the deferred compensation) must be bifurcated from its host instruments and accounted for separately as a derivative instrument only if the “risks and rewards” of the embedded derivative instrument are not “clearly and closely related” to the risks and rewards of the host instrument in which it is embedded. Management concluded that the embedded conversion feature of the deferred compensation was not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument, and because of the Company’s limited trading volume that indicates the feature is not readily convertible to cash in accordance with ASC 815-10, “Derivatives and Hedging”. Effective February 1, 2023, a large portion of the 2020 Convertible Obligations were adjusted. The maturity date of the notes has been extended to September 15, 2025.

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

As of June 30, 2026, the remaining unadjusted portion of the 2020 Convertible Obligation balances, including accrued interest, owed Bassani Family Trusts and Smith were nil. As of June 30, 2025, the remaining unadjusted portion of the 2020 Convertible Obligation balances, including accrued interest, owed Bassani Family Trusts (and his donees) and Smith, were $386,676 and $125,919, respectively.

The Company recorded interest expense of $3,690 and $17,521 for the years ended June 30, 2026 and 2025, respectively.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2026 AND 2025

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

As of June 30, 2026, the remaining unadjusted portion of the 2015 Convertible Notes balances including accrued interest owed Bassani, Schafer and Shareholder are nil, nil and $506,223, respectively. The balances of the September 2015 Convertible Notes as of June 30, 2025, including accrued interest owed Bassani, Schafer and Shareholder, were $169,383, nil and $491,107, respectively

The Company recorded interest expense of $16,200 and $20,317 for the years ended June 30, 2026 and 2025, respectively.

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

The balances of the Convertible Bridge Loan, including accrued interest, are $491,256 and $454,957 as of June 30, 2026 and June 30, 2025, respectively.

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

The Company recorded interest expense of $36,298 and $36,298 for the years ended June 30, 2026 and 2025, respectively.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2026 AND 2025

May 2024 Convertible Notes

During the year ended June 30, 2024, the Company entered into May 2024 Convertible Notes with five individuals. The May 2024 Convertible Notes bear interest at 6% per annum, had maturity dates of December 31, 2025, and may be converted at the sole election of the noteholders into one restricted common shares and one warrant of the Company at a conversion price of $1.00 per unit. The maturity date of the notes has been extended to December 31, 2026. As the conversion price of $1.00 approximated the fair value of the common shares at the date of the May 2024 Convertible Notes, no beneficial conversion feature exists.

The balances of the May 2024 Convertible Notes including accrued interest owed is $140,567 and $133,067 as of June 30, 2026 and June 30, 2025, respectively.

The Company recorded interest expense of $7,500 and $7,500 for the year ended June 30, 2026 and 2025, respectively.

Note payable - related party (BLG)

To help alleviate the company’s short-term cash needs following the management challenges in 2024, three affiliates of the Company (Greg Schoener, Interim COO & Director; Turk Stovall, previous Director; Bob Weerts, now-deceased Director) and two shareholders (one of whom is the brother of Greg Schoener) began advancing money to Bion to cover critical payables. Schoener, Weerts, and the two non-affiliate members were also large Bion shareholders, prior to the formation of BLG.

On October 22, 2024, Bion's Board of Directors ratified an agreement with the Bion BLG, LLC, loan group, effective October 15, 2024, to purchase a Convertible Promissory Note in the principal amount of up to $500,000. The Company received advances during the year ended June 30, 2025 in the amount of $399,763 and interest was applied based on the date the funds were received. The Company received an additional amount of $15,972 during the year ended June 30, 2026. The note bore interest at 7.5% per annum and had a maturity date of April 15, 2025.

At that time, three Bion Directors (Schoener, Stovall – former/resigned, and Weerts – former/deceased) were members of the loan group and together comprised 60% ownership of the loan group (each member owns 20%). The Note is secured by the Company's Intellectual Property (IP)/patents. The Note will convert into securities in the Company at the price of a later capital raise (or other source of funding) in excess of $3.0 million, which had to be completed within six (6) months.

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

On January 8, 2026, BLG informed Bion it was extending the maturity date of its Convertible Promissory Note’s Second Forbearance Agreement, with an effective date of July 15, 2025 (see 8-K filed July 24, 2025), under the same terms and conditions (including the collateral sharing agreement), until June 30, 2026. In the fourth forbearance signed July 14, 2026, BLG extended the maturity date to January 31, 2027. BLG also extended their agreement to share their collateral with investors in the three prior Shareholder Note offerings, with investors participating in a new offering, dated January 8, 2026.

The balances of the BLG note payable including accrued interest owed is $475,849 and $423,053 as of June 30, 2026 and June 30, 2025, respectively.

The Company recorded interest expense of $36,825 and $23,290 for the years ended June 30, 2026 and 2025, respectively.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2026 AND 2025

Convertible notes (shareholder notes)

The Company has issued multiple series of convertible notes to various individuals from November 1, 2024 through June 30, 2026. The convertible notes bear interest at a rate of 7.5% per annum. The original maturity date for the first four offerings in the series was December 31, 2025 and the last offering was June 30, 2026. All of which have subsequently been extended to December 31, 2026.

The Notes will automatically convert into units of the Company ("Units") upon the closing of a later capital raise in which the Company raises aggregate capital of at least $3 million. The conversion will occur at the price of that future capital raise. The Notes are secured by the Company's Intellectual Property (IP)/patents, which security is shared with the BLG.

The aggregate balances of all convertible notes, including accrued interest, are $1,287,739 and $435,093 as of June 30, 2026 and June 30, 2025, respectively.

The Company recorded interest expense of $63,845 and $9,093 for the years ended June 30, 2026 and 2025, respectively.

Convertible notes payable – related party

Included in the July 2025 convertible notes is a $25,000 note issued on July 7, 2025 to Stephen Posner, a director of the Company. The note bears interest at 7.5% per annum, matures on December 31, 2026, as extended, and converts on the same terms as the other notes in the offering. No principal or interest has been paid on the note.

As of June 30, 2026, the balance of the note, including accrued interest, was $26,839. Interest expense on the note was $1,839 for the year ended June 30, 2026.

Demand note payable – related party

On August 11, 2025, the Company issued an unsecured demand note payable to Salvatore Zizza, a member of the Company's Board of Directors, in exchange for cash proceeds of $24,743. The note bears interest at 10% per annum, has no stated maturity date, and is payable upon demand of the holder. During the year ended June 30, 2026, the Company repaid $5,000 of principal. No interest has been paid on the note.

As of June 30, 2026, the outstanding principal balance was $19,743 and accrued interest was $2,196, for a total of $21,940, which is included in demand note payable – related party, a current liability, in the consolidated balance sheet. Interest expense on the note was $2,196 for the year ended June 30, 2026.

The scheduled maturities of the Company's debt, including accrued interest, as of June 30, 2026, by fiscal year ending June 30, are as follows:

Fiscal year ending June 30,	Amount
2027	$2,417,351
2028	506,223
2029	—
2030	—
2031	—
Thereafter	—
Total	$2,923,574

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

MAS agreed to surrender approximately 30% of his Company holdings (as of December 2023). Immediately upon the effectiveness of the MAS Agreement, he cancelled all Company options held by him (2,425,000, in aggregate) and waived $56,250 of accrued deferred compensation (convertible into 75,000 shares of the Company’s common stock). The MAS Agreement also sets forth requirements regarding conversion of convertible notes held by MAS after the security surrender and references the retirement of MAS on or before May 15, 2024.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2026 AND 2025

Subsequently, and effective June 27, 2024, the Board of Directors of the Company agreed to amend the terms of the agreements dated April 1, 2024. The amendments solely extend any dates of certain required conversions and/or exercises (and related promissory note maturity dates and warrant expiration dates), if any, that were earlier than January 15, 2025, to said date.

On January 9, 2025, the Company agreed to amend the terms of the agreements dated April 1, 2024 regarding voluntary surrender for cancellation of securities of the Company (and related matters) by: a) members of the family of Dominic Bassani, recently deceased former Chief Executive Officer and (with his family) the Company’s largest shareholder (collectively “Bassani Family”)(see Form 8-K dated April 3, 2024, Exhibit 10.1)(“Bassani Family Agreement”), and b) Mark A. Smith, former President of the Company and a director (“MAS”)(see Form 8-K dated April 3, 2024, Exhibit 10.2)(“MAS Agreement”). The Bassani Family and MAS entered into these agreements with the intention of mitigating dilution to shareholders as new, successor management is added to the Company’s management team. The amendments solely extend any dates of certain required conversions and/or exercises (and related promissory note maturity dates and warrant expiration dates), if any, that were dated January 15, 2025, to April 15, 2025. No changes were made regarding any ‘give backs’ of securities of the Company.

Effective September 15, 2025, family members of the late Dominic Bassani, Bion’s former CEO, Mark A. Smith, previously a Director and President, and Edward Schafer, previously a Director, have each individually agreed to a settlement (“Settlement Agreements”) that will simplify Bion’s capital structure and substantially reduce the number of Fully Diluted Shares. In consideration of the cancellation of various obligations, as noted below, and security instruments held by the Holders, including without limitation deferred compensation, convertible notes, warrants, and options, that could have increased the Company's outstanding shares by up to 22,498,405 shares, if all were fully converted or exercised. The Holders (as a whole) will receive, in aggregate, 8,101,746 shares of common stock. The transactions will produce a net reduction in fully diluted shares of approximately 14,396,659 shares. Included in the Bassani family agreement was a provision to cancel their remaining 5% obligation under the Giveback Agreement.

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

On September 17, 2025, MAS agreed to 400,000 shares and surrendered 2020 Collateral Note balance of $126,958, deferred compensation balance of $84,664, expense reimbursement balance of $41,246, offset with the subscription receivable balance of $38,531, representing up to 1,188,428 shares if fully converted or exercised.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2026 AND 2025

Series B Preferred stock:

The Company has 50,000 shares of Series B redeemable convertible preferred stock, par value $0.01 per share, authorized. All previously outstanding shares of the Company's Series B redeemable convertible preferred stock were redeemed during the fiscal year ended June 30, 2022. No shares of Series B Preferred stock were issued or outstanding, and no dividends were declared, during the fiscal years ended June 30, 2026 and 2025. The Company had no liability related to the Series B Preferred stock as of June 30, 2026 or 2025.

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

During the year ended June 30, 2026, 330,144 shares of common stock were issued as cashless warrant exercises.

During the year ended June 30, 2026, 400,000 shares of common stock were issued to Mark Smith for the Settlement Agreement.

During the year ended June 30, 2025, 159,228 shares of restricted common stock were issued for consulting services valued at $34,500.

Warrants:

As of June 30, 2026, the Company had approximately 6 million warrants outstanding, with exercise prices from $0.60 to $1.60 and expiring on various dates through December 31, 2026.

The weighted-average exercise price for the outstanding warrants is $0.91, and the weighted-average remaining contractual life as of June 30, 2026 is .44 years.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2026 AND 2025

On October 28, 2025 the Company modified 50,000 warrants by extending the exercise date from October 31, 2025 to September 30, 2026. The valuation method used by the Company determines the valuation based on prior private placements. Eleven month extensions were valued at $0.046. The Company had interest expense of $2,292.

On July 15, 2025 the Company modified 3,000,000 warrants by extending the exercise date from July 15, 2025 to September 15, 2025. The valuation method used by the Company determines the valuation based on prior private placements. Two month extensions were valued at $0.023. The Company had non-cash employee compensation of $68,750.

On July 15, 2025 the Company modified 5,909,869 warrants by extending the exercise date from July 15, 2025 to August 15, 2025. On August 15, 2025 the Company modified the same warrants by extending the exercise date from August 15, 2025 to September 15, 2025. The valuation method used by the Company determines the valuation based on prior private placements. One month extensions were valued at $0.004. The Company had non-cash employee compensation of $48,697.

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

The Company’s 2006 Consolidated Incentive Plan, as amended during the year ended June 30, 2021 (the “2006 Plan”), provides for the issuance of options (and/or other securities) to purchase up to 36,000,000 shares of the Company’s common stock. Terms of exercise and expiration of options/securities granted under the 2006 Plan may be established at the discretion of the Board of Directors, but no option may be exercisable for more than ten years. The 2006 Plan will be maintained to service grants already made thereunder (together with new grants, if any, to employees and consultants who already had received grants pursuant to its terms).

The Company recorded compensation expense related to employee stock options of $7,260 and $332,128 for the year ended June 30, 2026 and 2025, respectively. The Company granted nil and nil options for the year ended June 30, 2026 and 2025, respectively.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2026 AND 2025

On March 31, 2026 the Company modified 430,000 options held by employees, directors and non-employees by extending the exercise date nine months from March 31, 2026 to December 31, 2026. The Company used the Black- Scholes valuation method and expensed $7,260 to non-cash compensation.

A summary of option activity under the 2006 Plan for years ended June 30, 2026 and 2025 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2024	5,001,600	0.84	0.85	—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(110,000)	0.79
Outstanding at June 30, 2025	4,891,600	$0.85	1.40	$—
Granted	—	—
Exercised	—	—
Forfeited	(1,215,000)	0.78
Expired	(25,000)	0.60
Outstanding at June 30, 2026	3,651,600	$0.87	0.50	$—

The total fair value of stock options that vested during the years ended June 30, 2026 and 2025 was nil and nil, respectively. As of June 30, 2026, the Company had no unrecognized compensation cost related to stock options.

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

As of September 15, 2025 the subscription receivable balance of $593,864 (including $135,614 of interest) was included in the Giveback Agreement, see Note 6 Stockholders Equity for details of the giveback and settlement agreements.

As of September 30, 2025, the Company and Scott agreed to offset the subscription receivable with the Deferred Compensation balance; $19,400 receivable and $6,117 in accumulated interest were reduced from the deferred compensation balance.

As of September 30, 2025, the Company and an employee agreed to offset the subscription receivable with the Deferred Compensation balance; $27,000 receivable and $8,513 in accumulated interest were reduced from the deferred compensation balance.

As of June 30, 2026, the Company has no outstanding subscription receivables.

These secured promissory notes are recorded as “Subscription receivable—affiliates” on the Company’s balance sheet pending payment.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2026 AND 2025

8.       COMMITMENTS AND CONTINGENCIES:

A: Employment/Consulting (and related) agreements:

Stephen Craig Scott (“Scott”) was appointed interim CEO effective June 1, 2024. Scott had previously been working with the Company as an employee/consultant since 1993 in various positions including Director of Communications, SVP- Capital Markets and Head of Business Development. On October 25, 2023, Scott entered into an agreement with the Company which included provisions for a monthly salary of $14,000 almost all of which Scott deferred to help the Company conserve cash. For the years ended June 30, 2026 and 2025, deferred compensation was $150,000 and $163,000 and Scott was paid $18,000 and $5,000 respectively.

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

Until his retirement on July 31, 2024, MAS held the positions of Director, President, Interim Chief Financial Officer and General Counsel of Company (and its subsidiaries) under various agreements (and extensions) and terms since March 2003. Over the years, MAS accumulated various obligations and security instruments, including without limitation deferred compensation, convertible notes, warrants, and options, as noted above in 6. STOCKHOLDERS EQUITY, Giveback and Settlement Agreements. On September 18, 2025, MAS surrendered all obligations and security instruments and accepted 400,000 common shares in settlement. For the years ended June 30, 2026 and 2025, MAS was paid nil and $5,000, respectively, of cash compensation.

Dominic Bassani, who was serving as the Company’s Chief Operating Officer (‘COO’) at the time, passed away on November 11, 2023. He had served as the Company’s Chief Executive Officer (‘CEO’) since 2011 (any reference to Brightcap or Bassani for all purposes are referring to the same individual). Over the years, Bassani accumulated various obligations and security instruments, including without limitation deferred compensation, convertible notes, warrants, and options, as noted above in 6. STOCKHOLDERS EQUITY, Giveback and Settlement Agreements. On September 18, 2025, the Bassani family surrendered all obligations and security instruments and accepted 7,200,000 common shares in settlement. For the years ended June 30, 2026 and 2025, Bassani/Brightcap was paid nil and nil , respectively, of cash compensation.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2026 AND 2025

B: Initial Project:

On January 28, 2022, Bion entered into a Purchase Order Agreement with Buflovak and Hebeler Process Solutions (collectively ‘Buflovak’) in the amount of $2,665,500 for the core of the ‘Bion System’ portion of the Initial Project at Fair Oaks, IN. In addition to the Purchase Order, through June 30, 2024 the Company has incurred additional costs of $6,794,925 on the Initial Project for capitalized interest and costs, non-cash compensation, equipment and consulting fees. In total, the Company has incurred costs of $8,406,434 on the Initial Project, not including capitalized labor and interest.

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

Further, after extensive discussion, it was determined that the ‘carrying value’ of the Initial Project on the Company balance sheet as of that date be reduced to $0 in order to conform to accepted accounting practices, because the Initial Project was recently reclassified as largely a research & development facility and is located on land subject to a short-term lease (as described above in Item 7, Management’s Discussion and Analysis). As a result, a large ‘one time/non-recurring’ ‘non-cash’ charge of $9,460,425 was taken by the Company on June 30, 2024, which charge reduced the Company shareholders’ equity to ($5,808,501) and resulted in a loss of $11,691,115 for the 2024 fiscal year.

GAAP accounting rules notwithstanding, the Fair Oaks facility has been and continues to be the most important asset of the Company. In addition to providing data needed to optimize a full-scale commercial system, Bion has conducted dozens of demonstrations with developers and operators, engineering firms, potential fertilizer and finance partners, and others. Further, Fair Oaks is operating at capacity to produce samples of Bion’s Ammonium Bicarbonate fertilizers for testing by various stakeholders.

On April 16, 2025, the Company was served a summons by Hamstra Builders, Inc. (“Hamstra”) related to a Notice of Intent to file a Mechanic’s Lien, that was filed April 16, 2024, and has been disclosed in our public filings since that date. Hamstra is seeking to recover $1,494,513 in unpaid invoices related to the construction of Bion’s Ammonia Recovery System at Fair Oaks, Indiana. This sum includes $653,915 owed to Dilling Group, Inc., a subcontractor of Hamstra. Dilling filed suit to recover that amount on March 31, 2025, which was disclosed in Bion’s 8-K, dated April 7, 2025.

On July 14, 2026, Bion executed a Settlement Agreement with Hamstra Builders, Inc. The settlement, along with a separate agreement between Hamstra and Dilling Group, a subcontractor, results in the dismissal by both parties of all mechanics liens and litigation related to the construction of the Ammonia Recovery System at Fair Oaks. See Note 11, Subsequent Events for more details on the settlement with Hamstra, Dilling, and NPHLLC.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2026 AND 2025

C: Lease:

The Company entered into an agreement on September 23, 2021, to lease approximately four acres of land near Fair Oaks, Indiana, for the development site of its Initial Project. The lease ended December 31, 2024 and there is an agreement to extend month to month at the same rate.

The Company has not made consistent lease payments since October 16, 2023. The Company made five payments totaling $31,250 in the fiscal year 2026. The Company owes $150,000 in lease payments as part of Accounts Payable at June 30, 2026. See Note 11, Subsequent Events for details on the settlement reached with the lessor.

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

On July 14, 2026, Bion executed a Settlement Agreement with Hamstra Builders, Inc. The settlement, along with a separate agreement between Hamstra and Dilling Group, a subcontractor, results in the dismissal by both parties of all mechanics liens and litigation related to the construction of the Ammonia Recovery System at Fair Oaks. See Note 11, Subsequent Events for details on the settlement with Hamstra, Dilling, and NPHLLC.

The Company currently is not involved in any other material litigation or similar events.

9.       INCOME TAXES:

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, for the year ended June 30, 2026, and has applied it retrospectively to all periods presented.

All of the Company’s loss before income taxes was generated in the United States. The Company has no foreign operations and no foreign income or losses. The Company recorded no current or deferred federal, state or foreign income tax expense or benefit for the years ended June 30, 2026 and 2025.

The following is a reconciliation between the expected federal income tax expense (benefit), computed by applying the federal statutory rate of 21% to loss before income taxes, and the actual income tax expense (benefit) for the years ended June 30, 2026 and 2025:

	2026		2025
	Amount	%	Amount	%
Expected federal income tax benefit at statutory rate	$(411,000)	(21.0)%	$(500,000)	(21.0)%
State and local income taxes, net of federal income tax effect (1)	(68,000)	(3.5)%	(87,000)	(3.7)%
Nontaxable or nondeductible items	—	—%	—	—%
Other adjustments: expiration of net operating loss carryforwards	473,000	24.2%	170,000	7.1%
Change in valuation allowance	6,000	0.3%	417,000	17.6%
Income tax expense (benefit)	$—	—%	$—	—%
(1)	State and local income taxes relate entirely to Colorado.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2026 AND 2025

The Company paid no income taxes, net of refunds, to federal, state or foreign jurisdictions during the years ended June 30, 2026 and 2025.

As of June 30, 2026, the Company had federal net operating loss carryforwards (“NOLs”) of approximately $39,140,000. Of this amount, approximately $16,975,000 was generated in tax years beginning before January 1, 2018 and expires on various dates from 2030 through 2038. The remaining approximately $22,165,000 was generated in tax years beginning after December 31, 2017, does not expire, and may be used to offset up to 80% of taxable income in any year. The utilization of the NOLs may be limited under Section 382 of the Internal Revenue Code.

The Company’s deferred tax assets as of June 30, 2026 and 2025 are estimated as follows:

	2026	2025
Net operating loss carryforwards (federal)	$8,219,000	$8,218,000
Stock-based compensation	5,690,000	5,659,000
Impairment	3,673,000	3,673,000
Business interest expense limitation	609,000	454,000
Deferred compensation	459,000	719,000
Capitalized research and development	33,000	49,000
Gross deferred tax assets	18,683,000	18,772,000
Valuation allowance	(18,683,000)	(18,772,000)
Net deferred tax assets	$—	$—

The Company has provided a valuation allowance of 100% of its net deferred tax assets due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets.

Reclassification of Prior-Year Amounts

Certain amounts in the prior-year income tax disclosures have been reclassified to conform to the current-year presentation. Certain deferred tax asset components as of June 30, 2025 were reclassified, resulting in an increase of $2,751,000 in both gross deferred tax assets and the related valuation allowance, from $16,021,000 to $18,772,000, with no effect on net deferred tax assets of $0 as of that date.

These reclassifications had no effect on previously reported income tax expense (benefit), net deferred tax assets, net loss, total assets, total liabilities, stockholders’ equity, or loss per share.

10.       401(k) PLAN:

The Company maintained the Bion Technologies, Inc. 401(k) Profit Sharing Plan and Trust (the "401(k) Plan"), a defined contribution retirement plan for the benefit of its employees. The 401(k) Plan was a salary deferral only plan, and the Company did not match employee contributions. The 401(k) Plan was open to all employees over 21 years of age, with no service requirement.

The Company discontinued the 401(k) Plan effective July 7, 2025. The Company recognized no costs related to the 401(k) Plan during the fiscal years ended June 30, 2026 and 2025.

The Company discontinued the 401(k) plan as of July 7, 2025.

11.        SUBSEQUENT EVENTS:

On July 14, 2026, Bion executed a Settlement Agreement with Hamstra Builders, Inc., the General Contractor for the Fair Oaks demonstration facility that was completed in July 2023. The settlement, along with a separate agreement between Hamstra and Dilling Group, a subcontractor, results in the dismissal by both parties of all mechanics liens and litigation related to the construction of the Ammonia Recovery System at Fair Oaks. The first lien was filed on April 16, 2024 and litigation commenced in April 2025; details have been disclosed in various SEC 8-K’s, 10-Q’s, and 10-K’s, since that time.

Bion will issue Hamstra a convertible promissory note in the amount of $1,774,512. Terms include a maturity date of December 31, 2026; interest at 10%; a cash payment of $653,915 at the time of a future Bion financing; and conversion of the balance into Bion common stock at the price of that financing (to be determined). As of June 30, 2026 there is a balance in Accounts Payable of $1,489,684 and the Company recorded $284,828 in interest expense. The Note and Settlement Agreement are attached as exhibits.

All holders of Bion’s Secured Convertible Promissory Notes, along with all holders of Bion’s May 2024 Convertible Promissory Notes, both Notes with a maturity date of June 30, 2026, have agreed to extend their maturity date, under the same terms until December 31, 2026.

The Bion Loan Group has agreed to extend its Secured Convertible Promissory Note, with a maturity date of June 30, 2026, under the same terms until January 31, 2027. Subsequent to yearend BLG has advanced an additional $7,634.

During July 2026, the Company entered into Convertible Notes with seven individuals for $185,000 in gross proceeds, less $750 in commissions. The Convertible Notes bear interest at 7.5% per annum, have maturity dates of December 31, 2026. The Convertible Notes will convert into Units in the Company at the terms of a later capital raise, in which the Company crosses the threshold of $3 million aggregate capital raised, including proceeds from the Shareholder Note offerings.

On August 12, 2026, the Board of Directors adopted a Director Compensation Policy for the Company's non-employee directors. Under the Policy, each non-employee director is entitled to an annual retainer of $50,000 for each of the fiscal years ended June 30, 2026 and ending June 30, 2027, and $25,000 for each fiscal year thereafter. The retainers for fiscal years 2026 and 2027 will be paid in shares of the Company's common stock at a price per share equal to the price in the Company's anticipated financing that triggers conversion of its outstanding convertible notes. Beginning with fiscal year 2028, retainers will be paid in shares based on the average closing price of the Company's common stock for the ten trading days ending June 30 of the preceding fiscal year. The Company currently has four non-employee directors. Because the Policy was adopted after June 30, 2026, no compensation expense or liability related to the Policy was recorded in the accompanying consolidated financial statements.

On August 25, 2026, Bion executed a Settlement and Mutual Release Agreement with North Prairie Holdings, LLC, the landlord of the real property in Newton County, Indiana on which Bion's Ammonia Recovery System demonstration facility at Fair Oaks is located, together with a related convertible promissory note issued by the Company in the initial principal amount of $162,500. The Settlement Agreement and Note are attached as exhibits to the 8-K dated August 27, 2026.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Dated: September 29, 2026	By: /s/ Stephen Craig Scott
Stephen Craig Scott, Interim Chief Executive Officer, Interim Principal Financial and Accounting Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Stephen Craig Scott	Interim Chief Executive Officer, Principal	September 29, 2026
Stephen Craig Scott	Financial and Accounting Officer, and Director

/s/ Jon Northrop	Secretary and Director	September 29, 2026
Jon Northrop

/s/ Stephen Posner	Director	September 29, 2026
Stephen Posner

/s/ Greg Schoener	Director	September 29, 2026
Greg Schoener

/s/ Salvatore Zizza	Director	September 29, 2026
Salvatore Zizza

 43