Form 10-Q
period 2026-09-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2026-11-13
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

406-281-8178

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

On November 1, 2026, there were 58,116,620 Common Shares issued and 57,412,311 Common Shares outstanding.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	June 30,
	2026	2026
	(unaudited)

ASSETS

Current assets:
Cash	$62,131	$3,670
Prepaid expenses	12,287	17,922
Deposits and other assets	5,420	13,984

Total current assets	79,838	35,576

Property and equipment, net (Note 3)	2,532	—

Total assets	$82,370	$35,576

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,014,961	$2,936,162
Deferred compensation (Note 4)	1,867,287	1,368,268
Convertible notes payable (Note 5)	4,133,498	1,428,306
Convertible bridge note payable (Note 5)	500,405	491,256
Note payable - related party (Note 5)	492,950	475,849
Demand note payable	16,597	21,940

Total current liabilities	8,025,698	6,721,781

Convertible notes payable (Note 5)	—	506,223

Total liabilities	8,025,698	7,228,004

Commitments and Contingencies (Note 8)

Equity (deficit):
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 50,000 shares authorized, no shares issued and outstanding	—	—
Series C Convertible Preferred stock, $0.01 par value, 60,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 250,000,000 shares authorized, 58,116,620 and 58,116,620 shares issued, respectively; 57,412,311 and 57,412,311 shares outstanding, respectively	—	—
Shares to be issued	1,540,349	1,540,349
Additional paid-in capital	134,513,624	134,495,532
Accumulated deficit	(144,034,874)	(143,265,882)

Total Bion's stockholders’ equity (deficit)	(7,980,901)	(7,230,001)

Noncontrolling interest	37,573	37,573

Total equity (deficit)	(7,943,328)	(7,192,428)

Total liabilities and (deficit)	$82,370	$35,576

See notes to condensed consolidated financial statements (unaudited)

 BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(UNAUDITED)

	Three months ended September 30,
	2026	2025

Revenue	$—	$—

Operating expenses:
General and administrative (including stock-based compensation)	652,363	470,033
Depreciation	—	—
Research and development (including stock-based compensation)	2,830	6,514

Total operating expenses	655,193	476,547

Loss from operations	(655,193)	(476,547)

Other income (expense):
Interest income	73	9
Interest expense	(113,872)	(104,791)

Total other expense	113,799	104,782

Net (loss)	(768,992)	(581,329)

Net (loss) attributable to the noncontrolling interest	—	—

Net (loss) applicable to Bion's common stockholders	$(768,992)	$(581,329)

Net (loss) applicable to Bion's common stockholders per basic and diluted common share	$(0.01)	$(0.01)

Weighted-average number of common shares outstanding:
Basic and diluted	57,412,311	56,684,451

See notes to condensed consolidated financial statements (unaudited)

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

Three months ended September 30, 2026 and 2025

	Bion's Stockholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Common Stock		Additional	Subscription
	Shares	Amount	Shares	Amount	Shares	Amount	Shares to be Issued	Amount	paid-in capital	Receivables for Shares	Accumulated deficit	Noncontrolling interest	Total equity/(deficit)

Balances, July 1, 2025	—	$—	—	$—	57,386,476	$—	—	$—	$134,677,594	$(504,650)	$(141,307,702)	$37,573	$(7,097,185)
Cashless exercise of warrants	—	—	—	—	209,689	—	—	—	—	—	—	—	—
Modification of warrants	—	—	—	—	—	—	—	—	178,548	—	—	—	178,548
Giveback of convertible liabilities and debt from affiliates	—	—	—	—	—	—	8,101,746	1,610,349	(669,987)	458,250	—	—	1,398,612
Recognition of interest accrued on subscription receivables cancelled in period	—	—	—	—	—	—	—	—	150,244	—			150,244
Promissory note agreement to net against Deferred Compensation	—	—	—	—	—	—	—	—	—	46,400	—	—	46,400
Commission on the sale of units	—	—	—	—	—				(1,250)				(1,250)
Net loss	—	—	—	—	—	—	—	—	—	—	(581,329)	—	(581,329)
Balances, September 30, 2025	—	$—	—	$—	57,596,165	$—	8,101,746	$1,610,349	$134,335,149	$—	$(141,889,031)	$37,573	$(5,905,960)

Balances, July 1, 2026	—	—	—	—	58,116,620		7,701,746	1,540,349	134,495,532	—	(143,265,882)	37,573	(7,192,428)
Modification of warrants	—	—	—	—	—	—	—	—	18,842	—	—	—	18,842
Commission	—	—	—	—	—	—	—	—	(750)	—	—	—	(750)
Net loss	—	—	—	—	—	—	—	—	—	—	(768,992)	—	(768,992)
Balances, September 30, 2026	—	$—	—	$—	58,116,620	$—	7,701,746	$1,540,349	$134,513,624	$—	$(144,034,874)	$37,573	$(7,943,328)

See notes to condensed consolidated financial statements (unaudited)

 BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED CASH FLOWS

THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(768,992)	$(581,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	—
Stock- based compensation	—	117,447
Accrued interest on loans payable, deferred compensation and other	113,872	104,791
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	14,199	(2,087)
Increase in accounts payable and accrued expenses	22,060	46,461
Increase in deferred compensation	492,970	66,500

Net cash used in operating activities	(125,891)	(248,217)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of fixed assets	(2,532)	—

Net cash used in investing activities	(2,532)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	185,000	240,000
Proceeds from demand note	—	24,743
Payments on demand note	(5,000)	—
Proceeds from note payable loan, related party	7,634	7,972
Commissions on proceeds from convertible notes payable	(750)	(1,250)

Net cash provided by financing activities	186,884	271,465

Net increase in cash	58,461	23,248

Cash at beginning of period	3,670	4,441

Cash at end of period	$62,131	$27,689

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Non-cash investing and financing transactions:
Adjustment for debt modification from giveback agreements	$—	$723,587
Adjustment for offsetting subscription receivable with deferred compensation	—	61,029
Settlement of Hamstra accounts payable to convertible note	1,774,513	—
Settlement of NPH accounts payable to convertible note	168,750	—

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

Year to date ended September 30, 2026 the Company had a loss of $769,000 including $425,000 non-cash compensation expenses related to accrued director compensation.

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

To help alleviate the Company’s short-term cash needs following the management challenges in 2024, three affiliates of the Company and two shareholders began advancing money to Bion to cover critical payables. They subsequently formed a loan group, BION BLG, LLC (“BLG”), and provided short-term funding for Bion in a secured promissory note of up to $500,000. The original BLG note bore interest at a rate of 7.5% per annum and had a maturity date of April 15, 2025. As of the filing date, BLG is owed $498,370, including accrued interest. The Company has entered into four forbearance agreements; the first that raised the interest rate to 9%, the third that extended the maturity date to June 30, 2026, and the fourth that extended the maturity date to January 31, 2027. (see Note 5, Note payable – related party (BLG)).

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

THERE IS NO ASSURANCE THAT THE COMPANY WILL REACH OR APPROACH THE GOALS/TARGETS SET FORTH ABOVE. REACHING SUCH GOALS/TARGETS WILL REQUIRE RESOLUTION OF THE COMPANY’S EXISTING FINANCIAL DIFFICULTIES AND ACCESS TO VERY LARGE AMOUNTS OF CAPITAL (EQUITY AND DEBT) AS EACH ARS PROJECT IS PROJECTED TO COST BETWEEN $4 MILLION AND $20 MILLION (DEBT/EQUITY/GRANTS), DEPENDING ON WHETHER IT IS A BOLT-ON OR AN INTEGRATED PROJECT, AND WILL REQUIRE MOBILIZATION OF SUBSTANTIAL PERSONNEL, TECHNICAL RESOURCES AND MANAGEMENT SKILLS. THE COMPANY DOES NOT POSSESS EITHER THE FINANCIAL OR PERSONNEL RESOURCES INTERNALLY AND WILL NEED TO SOURCE SUCH RESOURCES FROM OUTSIDE.

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

The accompanying condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s latest 10K. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at September 30, 2026, the results of operations and cash flows of the Company for the three months ended September 30, 2026 and 2025. Operating results for the three months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending June 30, 2027.

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

The significant segment expenses and other segment items regularly provided to the CODM are as follows:

	Three months ended September 30, 2026	Three months ended September 30, 2025

Revenue	$—	$—
General and administrative (including stock-based compensation)	652,363	470,033
Research and development (including stock-based compensation)	2,830	6,514
Depreciation	—	—
Interest expense	113,872	104,791
Other segment items (1)	(73)	(9)
Segment and consolidated net loss	$768,992	$581,329

(1)	Other segment items consist of interest income for both periods.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Non-cash stock-based compensation included in the expenses above was nil and $117,447 for the three months ended September 30, 2026 and 2025, respectively. Non-cash accrued director compensation was $425,000 and nil for the three months ended September 30, 2026 and 2025, respectively. See Note 4.

The CODM’s measure of segment assets is total consolidated assets, which were $82,370 and $35,576 as of September 30, 2026 and June 30, 2026, respectively, as reported in the condensed consolidated balance sheets.

Cash and cash equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents. As of September 30, 2026 and June 30, 2026 there are no cash equivalents.

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

The Company had no assets or liabilities measured at fair value on a recurring basis as of September 30, 2026 or June 30, 2026.

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

Income (Loss) per share:

Basic income (loss) per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share assumes the conversion, exercise, or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the income (loss) per share or increase the earnings per share. During the three months ended September 30, 2026 and 2025, the basic and diluted income (loss) per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants and options (as if exercised) and convertible securities (as if converted) that have been excluded from the calculation of basic income (loss) per share:

	September 30, 2026	September 30, 2025
Warrants	5,974,665	6,931,422
Options	3,651,600	3,676,600
Convertible debt	7,940,753	5,755,172

The following is a reconciliation of the denominators of the basic and diluted income (loss) per share computations for the three months ended September 30, 2026 and 2025.

	Three months ended September 30, 2026	Three months ended September 30, 2025
Shares issued – beginning of period	58,116,620	57,386,476
Shares held by subsidiaries (Note 6)	(704,309)	(704,309)
Shares outstanding – beginning of period	57,412,311	56,682,167
Weighted average shares issued during the period	—	2,284
Diluted weighted average shares – end of period	57,412,311	56,684,451

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

Recent Accounting Pronouncements:

The Company continually assesses new accounting pronouncements to determine their applicability. When a new accounting pronouncement affects the Company’s financial reporting, the Company evaluates the effect of the change on its condensed consolidated financial statements and establishes controls to ensure the change is properly reflected.

Recently Adopted Accounting Pronouncements:

ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. In November 2024, the FASB issued ASU 2024-04, which clarifies the criteria for determining whether a settlement of a convertible debt instrument should be accounted for as an induced conversion or as an extinguishment. The Company adopted ASU 2024-04 effective July 1, 2026, on a prospective basis. No convertible debt instruments were converted or settled during the three months ended September 30, 2026, and the adoption had no impact on the Company’s condensed consolidated financial statements.

ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. In July 2025, the FASB issued ASU 2025-05, which provides a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets. The Company adopted ASU 2025-05 effective July 1, 2026. The Company has no accounts receivable or contract assets, and the adoption had no impact on its condensed consolidated financial statements.

Accounting Pronouncements Issued But Not Yet Adopted:

ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), as clarified by ASU 2025-01. This ASU requires disaggregated disclosure of specified categories of expenses, including employee compensation and depreciation, within relevant income statement expense captions. It is effective for the Company’s annual reporting period beginning July 1, 2027, and for interim periods beginning July 1, 2028. Early adoption is permitted. The Company is evaluating the standard, which is expected to affect disclosures only.

ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. In December 2025, the FASB issued ASU 2025-11, which clarifies the form and content of interim financial statements, consolidates the required interim disclosures into Topic 270, and adds a principle requiring disclosure of events since the end of the last annual reporting period that have a material impact on the entity. It is effective for the Company’s interim periods beginning July 1, 2028, with early adoption permitted. The Company is evaluating the standard, which is expected to affect disclosures only.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

3.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	September 30, 2026	June 30, 2026
Computers and office equipment	12,607	12,607
Additions	2,532	—
Disposals	(9,982)	—
Total property and equipment	5,157	12,607
Less accumulated depreciation	(2,625)	(12,607)
Property and equipment, net	$2,532	$—

During the three months ended September 30, 2026, the Company purchased computer and office equipment for $2,532. It also disposed of fully depreciated computer and office equipment with an original cost of $9,982 and accumulated depreciation of $9,982 and recognized no gain or loss on the disposal. Depreciation expense was nil for the three months ended September 30, 2026 and 2025.

4.   DEFERRED COMPENSATION:

The Company owes deferred compensation to various employees, former employees and consultants totaling $1,867,287 and $1,368,268 as of September 30, 2026 and June 30, 2026, respectively.

The Company owes deferred compensation to Craig Scott of $496,262 and $465,742 at September 30, 2026 and June 30, 2026, respectively, interest accrues at 3% per annum and can be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month. The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month. As of September 30, 2025, the Company and Scott agreed to offset the subscription receivable with the Deferred Compensation balance; $19,400 receivable and $6,117 in accumulated interest were reduced from the deferred compensation balance.

Bill O’Neill, former CEO, is owed a balance of $367,500 and $367,500 at September 30, 2026 and June 30, 2026, respectively, pursuant to his 2021 employment agreement. There is no interest accrual or conversion rights related to the deferred balance. O’Neill terminated his service to the Company prior to the full term of his agreement.

The Company also owes various consultants and employees, pursuant to various agreements, for deferred compensation of $506,025 and $462,526 as of September 30, 2026 and June 30, 2026, respectively, with similar conversion terms as those described above for Scott, with the exception that the interest accrues at 0% to 3% per annum. The Company also owes a former employee $72,500, which is not convertible and is non-interest bearing. As of September 30, 2025, the Company and an employee agreed to offset the subscription receivable with the Deferred Compensation balance; $27,000 receivable and $8,513 in accumulated interest were reduced from the deferred compensation balance.

The Company recorded interest expense of $6,049 and $4,977 for the three months ended September 30, 2026 and 2025, respectively.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Director Compensation

On August 12, 2026, the Board of Directors adopted a Director Compensation Policy (the “Policy”) applicable solely to the Company’s non-employee directors. Under the Policy, each non-employee director is entitled to an annual retainer of $50,000 for the fiscal years ended June 30, 2026 and ending June 30, 2027, which the Board approved in recognition of the additional workload, responsibility and liability assumed by directors in connection with the Company’s ongoing turnaround efforts. The Chairman of the Board is entitled to an additional $25,000 for those two fiscal years. Beginning with the fiscal year commencing July 1, 2027, the annual retainer is $25,000, unless changed by further resolution of the Board. Retainers are payable entirely in shares of the Company’s common stock, in lieu of cash, granted under the Company’s 2006 Consolidated Incentive Plan or 2021 Equity Incentive Award Plan.

For the fiscal years ended June 30, 2026 and ending June 30, 2027, retainers will be converted into shares at a price per share equal to the price in the Company’s anticipated financing expected to trigger conversion of the Company’s outstanding convertible notes (the “Note Conversion Financing”). The grant, issuance, vesting and payment of director compensation for those two fiscal years is expressly conditioned on the closing of the Note Conversion Financing. Beginning with the fiscal year commencing July 1, 2027, retainers will be earned in advance each July 1 by directors then serving on the Board. They will be converted into shares at the average closing price of the Company’s common stock for the ten trading days ending on the preceding June 30.

The Company recorded $425,000 of director compensation for fiscal years 2026 and 2027 during the three months ended September 30, 2026. This consists of $400,000 of annual retainers for its four non-employee directors and an additional $25,000 for the Chairman of the Board. The amount is included in general and administrative expense and in deferred compensation in the condensed consolidated balance sheet. The accrued amounts do not bear interest. The number of shares issuable cannot be determined until the price of the Note Conversion Financing is established.

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

As of September 30, 2026, the Adjusted 2020 Convertible Obligation balances, including accrued interest, owed Bassani (and his donees), Smith and Edward Schafer were nil . As of June 30, 2026, the Adjusted 2020 Convertible Obligation balances, including accrued interest, owed Bassani (and his donees), Smith and Edward Schafer were nil .

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of September 30, 2026 the Adjusted September 2015 Convertible Notes balances, including accrued interest, owed Bassani Family Trusts and Schafer were nil . As of June 30, 2026 the Adjusted September 2015 Convertible Notes balances, including accrued interest, owed Bassani Family Trusts and Schafer were nil .

On September 15, 2025, settlements were reached with Smith, Schafer, and the Bassani family, to surrender additional securities. Included in these agreements were provisions to cancel these convertible note obligations, effective on that date.

2020 Convertible Obligations

The 2020 Convertible Obligations (which combined/replaced prior convertible instruments dating to 2017 (or earlier), which accrue interest at either 4% per annum or 4% compounded quarterly and effective January 1, 2020 were due and payable on July 1, 2024. The 2020 Convertible Obligations (including accrued interest, plus all future deferred compensation added subsequently), are convertible, at the sole election of the holder, into Units consisting of one share of the Company’s common stock and one half to one warrant to purchase a share of the Company’s common stock, at a price of $0.50 per Unit until July 1, 2024 The Company evaluated the conversion feature under ASC 815 and determined that it does not require separate accounting as a derivative. Effective February 1, 2023, a large portion of the 2020 Convertible Obligations were adjusted. The maturity date of the notes was extended to September 15, 2025.

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

As of September 30, 2026, the remaining unadjusted portion of the 2020 Convertible Obligation balances, including accrued interest, owed Bassani Family Trusts and Smith were nil. As of June 30, 2026, the remaining unadjusted portion of the 2020 Convertible Obligation balances, including accrued interest, owed Bassani Family Trusts (and his donees) and Smith, were nil.

The Company recorded interest expense of nil and $3,690 for the three months ended September 30, 2026 and 2025, respectively.

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

September 2015 Convertible Notes

During the year ended June 30, 2016, the Company entered into September 2015 Convertible Notes with Bassani, Schafer and a Shareholder which replaced previously issued promissory notes. The September 2015 Convertible Notes bear interest at 4% per annum, have maturity dates of July 1, 2024, and may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.60 per share. The Company evaluated the conversion feature under ASC 815 and determined that it does not require separate accounting as a derivative. The maturity date of the notes was extended to September 15, 2025 for all note holders. On September 15, 2025 the maturity date for two of the 2015 Convertible Notes was extended to September 15, 2027.

Effective January 16, 2025, Mr. Schafer voluntarily surrendered 36,918 shares of common stock that would have been issued as the result of the conversion of his $4,246 Adjusted 2015 Convertible Note. The note was convertible at $0.115 per share.

As of September 30, 2026, the remaining unadjusted portion of the 2015 Convertible Notes balances including accrued interest owed Bassani, Schafer and Shareholder are nil, nil and $510,003, respectively. The balances of the September 2015 Convertible Notes as of June 30, 2026, including accrued interest owed Bassani, Schafer and Shareholder, were nil, nil and $506,223, respectively.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company recorded interest expense of $3,779 and $4,863 for the three months ended September 30, 2026 and 2025, respectively.

On September 15, 2025, settlements were reached with Smith, Schafer, and the Bassani family to surrender additional securities. Included in these agreements were provisions to cancel these convertible note obligations, effective on that date.

Convertible Bridge Loan/Default

On September 28, 2023, the Company entered into an agreement for a $1,500,000 bridge loan and executed documents including a convertible promissory note (“Note”) and a binding subscription agreement (“Subscription”) (collectively the Note and the Subscription are the “Bridge Loan Agreements”) with SEB LLC, a non-affiliated party (“Lender”). SEB and the note represented a strategic investment that would ‘anchor’ a larger capital raise. In addition to SEB, it was to include an offering to Bion shareholders, alongside new retail and institutional investors introduced by Titan Partners, the NY investment banking firm Bion engaged to underwrite the offering. The Bridge Loan Agreements required the Lender to loan the Company $1,500,000 in six monthly tranches of $250,000 commencing October 2023. All sums advanced under the Bridge Loan Agreements (and accrued interest thereon) would be due and payable (with interest accrued at 9% per annum) on October 1, 2024 if not previously converted into securities of the Company. The Note is convertible at $1 per unit, at the sole election of the Lender, into units consisting of one share of the Company’s common stock and a warrant to purchase one half share. The Company evaluated the conversion feature under ASC 815 and determined that it does not require separate accounting as a derivative. The initial $250,000 tranche was received by the Company on October 5, 2023. However, no further funds were received by the Company from the Lender.

The balances of the Convertible Bridge Loan, including accrued interest, are $500,405 and $491,256 as of September 30, 2026 and June 30, 2026, respectively.

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

The Company recorded interest expense of $9,149 and $11,477 for the three months ended September 30, 2026 and 2025, respectively.

May 2024 Convertible Notes

During the year ended June 30, 2024, the Company entered into May 2024 Convertible Notes with five individuals. The May 2024 Convertible Notes bear interest at 6% per annum, had maturity dates of December 31, 2025, and may be converted at the sole election of the noteholders into one restricted common shares and one warrant of the Company at a conversion price of $1 per unit. The Company evaluated the conversion feature under ASC 815 and determined that it does not require separate accounting as a derivative. The maturity date of the notes has been extended to December 31, 2026.

The balances of the May 2024 Convertible Notes including accrued interest owed is $142,458 and $140,567 as of September 30, 2026 and June 30, 2026, respectively.

The Company recorded interest expense of $1,890 and $1,890 for the three months ended September 30, 2026 and 2025, respectively.

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

On October 22, 2024, Bion's Board of Directors ratified an agreement with the Bion BLG, LLC, loan group, effective October 15, 2024, to purchase a Convertible Promissory Note in the principal amount of up to $500,000. The Company received advances during the year ended June 30, 2025 in the amount of $399,763 and interest was applied based on the date the funds were received. The Company received an additional amount of $15,972 during the year ended June 30, 2026 and $7,634 during the three months ended September 30, 2026. The note bore interest at 7.5% per annum and had a maturity date of April 15, 2025.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

At that time, three Bion Directors (Schoener, Stovall – former/resigned, and Weerts – former/deceased) were members of the loan group and together comprised 60% ownership of the loan group (each member owns 20%). The Note is secured by the Company's Intellectual Property (IP)/patents. The Note will convert into securities in the Company at the price of a later capital raise (or other source of funding) in excess of $3.0 million, which had to be completed within six (6) months. The Company evaluated the conversion feature under ASC 815 and determined that it does not require separate accounting as a derivative.

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

The balances of the BLG note payable including accrued interest owed is $492,950 and $475,849 as of September 30, 2026 and June 30, 2026, respectively.

The Company recorded interest expense of $9,467 and 9,189 for the three months ended September 30, 2026 and 2025, respectively.

Convertible notes (shareholder notes)

The Company has issued multiple series of convertible notes to various individuals from November 1, 2024 through September 30, 2026. The convertible notes bear interest at a rate of 7.5% per annum. The original maturity date for the first four offerings in the series was December 31, 2025 and the last offering was June 30, 2026. All of which have subsequently been extended to December 31, 2026.

The Notes will automatically convert into units of the Company ("Units") upon the closing of a later capital raise in which the Company raises aggregate capital of at least $3 million. The conversion will occur at the price of that future capital raise. The Company evaluated the conversion feature under ASC 815 and determined that it does not require separate accounting as a derivative. The Notes are secured by the Company's Intellectual Property (IP)/patents, which security is shared with the BLG.

The aggregate balances of all convertible notes, including accrued interest, are $1,497,937 and $1,287,739 as of September 30, 2026 and June 30, 2026, respectively.

The Company recorded interest expense of $25,198 and $9,587 for the three months ended September 30, 2026 and 2025, respectively.

Convertible notes payable – related party

Included in the July 2025 convertible notes is a $25,000 note issued on July 7, 2025 to Stephen Posner, a director of the Company. The note bears interest at 7.5% per annum, matures on December 31, 2026, as extended, and converts on the same terms as the other notes in the offering. The Company evaluated the conversion feature under ASC 815 and determined that it does not require separate accounting as a derivative. No principal or interest has been paid on the note.

As of September 30, 2026 and June 30, 2026, the balance of the note, including accrued interest, was $27,312 and $26,839, respectively. Interest expense on the note was $473 for three months ended September 30, 2026.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Demand note payable – related party

On August 11, 2025, the Company issued an unsecured demand note payable to Salvatore Zizza, a member of the Company's Board of Directors, in exchange for cash proceeds of $24,743. The note bears interest at 10% per annum, has no stated maturity date, and is payable upon demand of the holder. During the three months ended September 30, 2026, a payment of $5,000 was made.

As of September 30, 2026 and June 30, 2026, the balance of the note, including accrued interest, was $16,597 and $21,940, respectively, which is included in demand note payable – related party, a current liability, in the consolidated balance sheet.

Interest expense on the note was ($342) and $346 for the three months ended September 30, 2026 and 2025, respectively.

Convertible note payable – Hamstra (settlement note)

On July 14, 2026, the Company executed a Settlement Agreement with Hamstra Builders, Inc. (“Hamstra”), the general contractor for the Company’s Ammonia Recovery System demonstration facility at Fair Oaks, Indiana. Together with a separate agreement between Hamstra and its subcontractor, Dilling Group, Inc., the settlement resulted in the dismissal of all mechanic’s liens and litigation related to the construction of the facility.

Under the Settlement Agreement, the Company issued Hamstra a secured convertible promissory note (the “Hamstra Note”) in the principal amount of $1,774,513. The principal consists of $1,489,685 of amounts owed to Hamstra that were included in accounts payable as of June 30, 2026, and $284,828 of interest that the Company recorded as interest expense during the fiscal year ended June 30, 2026. The Hamstra Note bears interest at 10% per annum, compounded monthly, and matures on December 31, 2026, or earlier upon the closing of a qualified financing. At the closing of a qualified financing, the Company is required to pay Hamstra $653,915 in cash, applied first to accrued interest and then to principal. The remaining balance converts into shares of the Company’s common stock at the price per share of that financing. The Company evaluated the conversion feature under ASC 815 and determined that it does not require separate accounting as a derivative. The Hamstra Note is secured by the building and equipment at the Fair Oaks facility, excluding the land, and provides for default interest of up to 18% per annum.

On issuance of the Hamstra Note, the $1,774,513 previously included in accounts payable and accrued expenses was reclassified to convertible notes payable in a non-cash transaction.

The balance of the Hamstra Note, including accrued interest, was $1,812,696 as of September 30, 2026.

The Company recorded interest expense of $38,184 on the Hamstra Note for the three months ended September 30, 2026.

Convertible note payable – North Prairie Holdings (settlement note)

On August 25, 2026, the Company executed a Settlement and Mutual Release Agreement with North Prairie Holdings, LLC (“NPH”), the landlord of the property in Newton County, Indiana on which the Fair Oaks facility is located. In connection with the settlement, the Company issued NPH a convertible promissory note (the “NPH Note”) in the initial principal amount of $162,500, representing delinquent rent of 26 months at $6,250 per month.

Rent of $6,250 due on the first of each month is added to the principal of the NPH Note until maturity or conversion. The NPH Note bears interest at 10% per annum, compounded monthly, and matures on the earlier of January 3, 2027 or the closing of a qualified financing. At the closing of a qualified financing, the Company is required to pay NPH $50,000 in cash, applied first to accrued interest.

The remaining balance converts into shares of the Company’s common stock at the price per share of that financing. The Company evaluated the conversion feature under ASC 815 and determined that it does not require separate accounting as a derivative. After maturity or conversion, monthly rent payments resume. The NPH Note is unsecured and provides for default interest of up to 18% per annum.

The delinquent rent had been included in accounts payable and accrued expenses. On issuance of the NPH Note, it was reclassified to convertible notes payable in a non-cash transaction. September 2026 rent of $6,250 was added to principal during the quarter.

The balance of the NPH Note, including accrued interest, was $170,405 as of September 30, 2026, consisting of principal of $168,750 and accrued interest of $1,655.

The Company recorded interest expense of $1,655 on the NPH Note for the three months ended September 30, 2026.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.   STOCKHOLDERS’ EQUITY:

“Give-back” and Settlement Agreements to Additional Paid in Capital

Effective April 1, 2024 the Company entered into two material definitive agreements (“Giveback Agreements”) regarding voluntary surrender for cancellation of securities of the Company (and related matters) by: a) members of the family of Dominic Bassani, former Chief Executive Officer and (with his family) the Company’s largest shareholder (collectively “Bassani Family”)(see Exhibit 10.1)(“Bassani Family Agreement”), and b) Mark A. Smith, former President of the Company and a director (see Exhibit 10.2)(“MAS Agreement”). The Bassani Family and Smith entered into these agreements with the intention of mitigating dilution to shareholders as new, successor management is added to the Company’s management team. The “giveback” agreements were treated as equity transactions because the forfeitures were with affiliates that are related parties.

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

Smith agreed to surrender approximately 30% of his Company holdings (as of December 2023). Immediately upon the effectiveness of the MAS Agreement, he cancelled all Company options held by him (2,425,000, in aggregate) and waived $56,250 of accrued deferred compensation (convertible into 75,000 shares of the Company’s common stock).

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On January 9, 2025, the Company agreed to amend the terms of the agreements dated April 1, 2024 regarding voluntary surrender for cancellation of securities of the Company (and related matters) by members of the Bassani Family and b) Smith. The Bassani Family and Smith entered into these agreements with the intention of mitigating dilution to shareholders as new, successor management is added to the Company’s management team. The amendments solely extend any dates of certain required conversions and/or exercises (and related promissory note maturity dates and warrant expiration dates), if any, that were dated January 15, 2025, to April 15, 2025. No changes were made regarding any ‘give backs’ of securities of the Company.

Effective September 15, 2025, family members Bassani, Smith and Edward Schafer, have each individually agreed to a settlement (“Settlement Agreements”) that will simplify Bion’s capital structure and substantially reduce the number of Fully Diluted Shares. In consideration of the cancellation of various obligations, as noted below, and security instruments held by the Holders, including without limitation deferred compensation, convertible notes, warrants, and options, that could have increased the Company's outstanding shares by up to 22,498,405 shares, if all were fully converted or exercised. The Holders (as a whole) will receive, in aggregate, 8,101,746 shares of common stock. The transactions will produce a net reduction in fully diluted shares of approximately 14,396,659 shares. Included in the Bassani family agreement was a provision to cancel their remaining 5% obligation under the Giveback Agreement.

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

On September 17, 2025, Smith agreed to 400,000 shares and surrendered 2020 Collateral Note balance of $126,958, deferred compensation balance of $84,664, expense reimbursement balance of $41,246, offset with the subscription receivable balance of $38,531, representing up to 1,188,428 shares if fully converted or exercised.

On September 18, 2025, Schafer agreed to 501,746 shares and surrendered 23,934 warrants, 1,215,000 options and the 2020 Adjusted Convertible Note balance of $101,974, representing up to 2,843,966 shares if fully converted or exercised.

On January 22, 2026, the Board of Directors ratified granting a 90-day extension to the issuance of 7,701,746 settlement shares to two affiliates of the Company (Danielle Lominy and Christopher Parlow, family members of the Bassani family), and two non-affiliates of the Company (Dominic Bassani’s spouse and Edward Schafer) (referred to hereinafter collectively as ‘Holders’), effective January 15, 2026. The Holders have agreed to the extension.

On April 15, 2026, at the request of Danielle Lominy, Christopher Parlow, Edward Schafer, and Dominic Bassani’s spouse, Bion agreed to extend the issuance of their settlement shares to December 31, 2026, subject to a capital raise or other source of funding which would trigger the immediate issuance of the shares.

Series B Preferred stock:

The Company has 50,000 shares of Series B redeemable convertible preferred stock, par value $0.01 per share, authorized. All previously outstanding shares of the Company's Series B redeemable convertible preferred stock were redeemed during the fiscal year ended June 30, 2022. No shares of Series B Preferred stock were issued or outstanding, and no dividends were declared, during the three months ended September 30, 2026 and year ended June 30, 2026. The Company had no liability related to the Series B Preferred stock as of September 30, 2026 or 2025.

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

No shares of common stock were issued during the three months ended September 30, 2026. During the three months ended September 30, 2025, 209,689 shares of restricted common stock were issued upon cashless exercises of warrants.

As of September 30, 2026, 7,701,746 shares of common stock remain to be issued under the Settlement Agreements (see Giveback and Settlement Agreements above).

Warrants:

As of September 30, 2026, the Company had approximately 6 million warrants outstanding, with exercise prices from $0.74 to $1.60 and expiring on various dates through December 31, 2026.

The weighted-average exercise price for the outstanding warrants is $0.91, and the weighted-average remaining contractual life as of September 30, 2026 is 0.20 years.

 On September 30, 2026 the Company modified 1,307,005 warrants by extending the exercise date from September 30, 2026 to December 31, 2026. The valuation method used by the Company determines the valuation based on prior private placements. Three month extensions were valued at $0.0125. The Company had interest expense of $16,337.

On August 31, 2026 the Company modified 150,000 warrants by extending the exercise date from August 31, 2026 to December 31, 2026. The valuation method used by the Company determines the valuation based on prior private placements. Four month extensions were valued at $0.0167. The Company had interest expense of $2,505.

During the three months ended September 30, 2026, the Company modified a total of 1,457,005 warrants and recorded interest expense of $18,842 related to the modifications. No warrants held by employees were modified during the period.

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

The Company recorded compensation expense related to stock options of nil and nil for the three months ended September 30, 2026 and 2025, respectively, and granted no options during either period.

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

A summary of option activity under the 2006 Plan for three months ended September 30, 2026:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2026	3,651,600	$0.87	0.50	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at September 30, 2026	3,651,600	$0.87	0.25	$—

The total fair value of stock options that vested during the three months ended September 30, 2026 and 2025 was nil and nil, respectively. As of September 30, 2026, the Company had no unrecognized compensation cost related to stock options.

7.    SUBSCRIPTION RECEIVABLE - AFFILIATES:

The Company previously held interest-bearing, secured promissory notes received from affiliates and an employee as consideration for the purchase of warrants. These notes were recorded as subscription receivable – affiliates, a reduction of stockholders’ equity, and were settled during the three months ended September 30, 2025 as follows:

Effective September 15, 2025, subscription receivables from the Bassani family and Smith totaling $593,864 were cancelled under the Settlement Agreements. This amount consisted of principal of $458,250 and accrued interest of $135,614. See Note 6, Stockholders’ Equity, Giveback and Settlement Agreements.

As of September 30, 2025, the Company and Craig Scott agreed to offset his subscription receivable against his deferred compensation balance. The $19,400 receivable and $6,117 of accrued interest were deducted from the deferred compensation balance.

As of September 30, 2025, the Company and an employee agreed to offset the employee’s subscription receivable against the employee’s deferred compensation balance. The $27,000 receivable and $8,513 of accrued interest were deducted from the deferred compensation balance.

The Company had no subscription receivables outstanding as of September 30, 2026 or June 30, 2026.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.    COMMITMENTS AND CONTINGENCIES:

A: Employment/Consulting (and related) agreements:

Stephen Craig Scott (“Scott”) was appointed interim CEO effective June 1, 2024. Scott had previously been working with the Company as an employee/consultant since 1993 in various positions including Director of Communications, SVP- Capital Markets and Head of Business Development. On October 25, 2023, Scott entered into an agreement with the Company which included provisions for a monthly salary of $14,000 almost all of which Scott deferred to help the Company conserve cash. For the three months ended September 30, 2026 and 2025, deferred compensation was $27,000 and $39,000. Scott was paid $15,000 and $3,000 respectively.

Effective April 1, 2024 the Company entered into two material definitive agreements regarding voluntary surrender for cancellation of securities of the Company (and related matters) by: the Bassani family and Smith.

Until his retirement on July 31, 2024, Smith held the positions of Director, President, Interim Chief Financial Officer and General Counsel of Company (and its subsidiaries) under various agreements (and extensions) and terms since March 2003. Over the years, Smith accumulated various obligations and security instruments, including without limitation deferred compensation, convertible notes, warrants, and options, as noted above in 6. Stockholders’ Equity, Giveback and Settlement Agreements. On September 18, 2025, Smith surrendered all obligations and security instruments and accepted 400,000 common shares in settlement. For the three months ended September 30, 2026 and 2025, Smith was paid nil and nil, respectively, of cash compensation.

Dominic Bassani, who was serving as the Company’s Chief Operating Officer (‘COO’) at the time, passed away on November 11, 2023. He had served as the Company’s Chief Executive Officer (‘CEO’) since 2011 (any reference to Brightcap or Bassani for all purposes are referring to the same individual). Over the years, Bassani accumulated various obligations and security instruments, including without limitation deferred compensation, convertible notes, warrants, and options, as noted above in 6. Stockholders’ Equity, Giveback and Settlement Agreements. On September 18, 2025, the Bassani family surrendered all obligations and security instruments and accepted 7,200,000 common shares in settlement. For the three months ended September 30, 2026 and 2025, Bassani/Brightcap was paid nil and nil , respectively, of cash compensation.

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

Further, after extensive discussion, it was determined that the ‘carrying value’ of the Initial Project on the Company balance sheet as of that date be reduced to $0 in order to conform to accepted accounting practices, because the Initial Project was recently reclassified as largely a research & development facility and is located on land subject to a short-term lease (as described below in Item 2, Management’s Discussion and Analysis). As a result, a large ‘one time/non-recurring’ ‘non-cash’ charge of $9,460,425 was taken by the Company on June 30, 2024, which charge reduced the Company shareholders’ equity to ($5,808,501) and resulted in a loss of $11,691,115 for the 2024 fiscal year.

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

On July 14, 2026, Bion executed a Settlement Agreement with Hamstra Builders, Inc. The settlement, along with a separate agreement between Hamstra and Dilling Group, a subcontractor, results in the dismissal by both parties of all mechanics liens and litigation related to the construction of the Ammonia Recovery System at Fair Oaks. See Note 5, Notes Payable for more details on the settlement with Hamstra, Dilling, and NPHLLC.

C: Lease:

The Company entered into an agreement on September 23, 2021, with North Prairie Holdings, LLC (“NPH”) to lease approximately four acres of land near Fair Oaks, Indiana, the site of its Ammonia Recovery System demonstration facility. The original lease term ended December 31, 2024. The lease continues on a month-to-month basis at the same rate of $6,250 per month. Because the lease term is 12 months or less, the Company applies the short-term lease practical expedient and recognizes rent expense as incurred, with no right-of-use asset or lease liability recorded.

The Company had not made consistent lease payments since October 16, 2023. As of June 30, 2026, the Company owed $150,000 in delinquent lease payments, which were included in accounts payable and accrued expenses.

On August 25, 2026, the Company executed a Settlement and Mutual Release Agreement with NPH. In connection with the settlement, the Company issued NPH a convertible promissory note in the initial principal amount of $162,500, representing delinquent rent of 26 months through August 2026 at $6,250 per month. The delinquent rent was reclassified from accounts payable to convertible notes payable. Under the note, monthly rent due on the first of each month is added to principal until the note matures or converts, after which monthly rent payments resume. September 2026 rent of $6,250 was added to principal during the quarter.

As of September 30, 2026, no delinquent lease payments were included in accounts payable. See Note 5, Convertible note payable – North Prairie Holdings. The Settlement Agreement and note are filed as exhibits to the Company’s Form 8-K dated August 27, 2026.

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

On July 14, 2026, Bion executed a Settlement Agreement with Hamstra Builders, Inc. The settlement, along with a separate agreement between Hamstra and Dilling Group, a subcontractor, results in the dismissal by both parties of all mechanics liens and litigation related to the construction of the Ammonia Recovery System at Fair Oaks. See Note 5, Notes Payable for details on the settlement with Hamstra, Dilling, and NPHLLC.

The Company currently is not involved in any other material litigation or similar events.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.        SUBSEQUENT EVENTS:

The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and determined that there were no subsequent events requiring recognition or disclosure.

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

The following discussion and analysis should be read in conjunction with the condensed Consolidated Financial Statements and Notes to the condensed Consolidated Financial Statements filed with this Report.

BUSINESS OVERVIEW AND PLAN

The Company has been under substantial financial and management stress over the past six (6) years. Covid-related delays during technology pilot development at Buflovak in New York, followed by post-Covid supply chain disruptions during construction of our demonstration facility at Fair Oaks, led to extreme difficulties in raising needed funds. These delays prevented us from meeting our project development and related capital timelines, and were further compounded by the death (following extended illness) of Dominic Bassani, who served as our COO from May 2022 after serving as our CEO for the prior decade, the subsequent resignation of Bill O’Neill, Dominic’s replacement at the CEO position, effective May 31, 2024, followed by the retirement of Smith, the Company’s President, General Counsel and Chief Financial Officer, effective July 31, 2024.

Until May 2024 (prior to Mr. O’Neill’s departure), Bion was focused on building multiple integrated beef projects as described below.

At the end of May 2024, a new core leadership team was installed that pivoted Bion away from large integrated livestock projects to devote almost all its resources on the bolt-on business opportunity: using the ARS as a standalone ammonia control solution for others’ biogas production facilities that simultaneously supply us with feedstock from which to produce our unique fertilizer products. A short-term funding strategy was implemented (see Note 5, BLG and Shareholder Note Group) while longer term capital solutions were pursued; these efforts are ongoing. We have implemented extreme cost savings measures: maintaining only mission-critical operations and funding. These measures will continue until we can execute a larger financing or obtain other sources of capital, such as a potential strategic investor/partner or license agreement.

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

Settlement agreements were executed with creditors related to the Fair Oaks demonstration facility (see Notes 5 and 8 for details on the Hamstra and North Prairie Holdings Settlements).

-	Technology now commercial-ready

Completed optimization; value proposition proven; ready for final design.

-	Strong fertilizer demand demonstrated

Several non-binding offtake commitments for AB10 nitrogen fertilizer have been executed. Letters of support for a federal grant application (that was unsuccessful) were received that exceeded the anticipated initial commercial project’s production capacity.

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

THERE IS NO ASSURANCE THAT THE COMPANY WILL REACH OR APPROACH THE GOALS/TARGETS SET FORTH ABOVE. REACHING SUCH GOALS/TARGETS WILL REQUIRE RESOLUTION OF THE COMPANY’S EXISTING FINANCIAL DIFFICULTIES AND ACCESS TO VERY LARGE AMOUNTS OF CAPITAL (EQUITY AND DEBT) AS EACH ARS PROJECT IS PROJECTED TO COST BETWEEN $4 MILLION AND $20 MILLION (DEBT/EQUITY/GRANTS), DEPENDING ON WHETHER IT IS A BOLT-ON OR AN INTEGRATED PROJECT, AND WILL REQUIRE MOBILIZATION OF SUBSTANTIAL PERSONNEL, TECHNICAL RESOURCES AND MANAGEMENT SKILLS. THE COMPANY DOES NOT POSSESS EITHER THE FINANCIAL OR PERSONNEL RESOURCES INTERNALLY AND WILL NEED TO SOURCE SUCH RESOURCES FROM OUTSIDE ITSELF.

For expanded information regarding our ‘HISTORY, BACKGROUND AND CURRENT ACTIVITIES’, see discussion within the Notes (particularly Notes 1, 4, 5, 6 and 8) included in this report, in Forms 8-K filed earlier this year and Item 1 (and other sections) in our Annual Reports on Form 10-K filed in previous years.

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

Pursuant to ASC Topic 815 “Derivatives and Hedging” (“Topic 815”), the Company reviews all financial instruments for the existence of features which may require fair value accounting and a related mark-to-market adjustment at each reporting period end. Once determined, the Company assesses these instruments as derivative liabilities. The fair value of these instruments is adjusted to reflect the fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. As of September 30, 2026 and 2025, there are no derivative financial instruments.

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

THREE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2025

Revenue

Total revenues were nil for both the three months ended September 30, 2026 and 2025.

General and Administrative

Total general and administrative expenses were $652,000 and $470,000 for the three months ended September 30, 2026 and 2025, respectively.

Salaries and related payroll tax expenses were $89,000 and $89,000 for the three months ended September 30, 2026 and 2025, respectively. Consulting costs were ($36,000) and $59,000 for the three months ended September 30, 2026 and 2025, respectively. The decrease of $95,000 is due to Kimmeridge reimbursement of operating expenses from the current quarter and the prior fiscal year. Investor relations expenses were $6,000 and $17,000 for the three months ended September 30, 2026 and 2025, respectively. The difference of $11,000 was a result of reducing investor relations spending to conserve cash. Legal costs were $8,000 and $8,000 for the three months ended September 30, 2026 and 2025, respectively.

Non-cash stock-based compensation was nil and $117,000 for the three months ended September 30, 2026 and 2025, respectively. Non-cash accrued director compensation was $425,000 and nil for the three months ended September 30, 2026 and 2025, respectively.

Depreciation

Total depreciation expense was nil and nil for the three months ended September 30, 2026 and 2025, respectively.

Research and Development

Total research and development expenses were $3,000 and $6,500 for the three months ended September 30, 2026 and 2025, respectively.

Salaries and related payroll tax expenses were $1,000 and $1,400 for the three months ended September 30, 2026 and 2025, respectively. Consulting costs were nil and nil for the three months ended September 30, 2026 and 2025, respectively. Legal costs were $1,000 and $4,000 for the three months ended September 30, 2026 and 2025, respectively.

Loss from Operations

As a result of the factors described above, the loss from operations was $655,000 and $477,000 for the three months ended September 30, 2026 and 2025, respectively.

Other (Income)/Expense

Other expense was $114,000 and $105,000 for the three months ended September 30, 2026 and 2025, respectively.

Interest expense related to deferred compensation, loan payable and convertible notes was $95,000 and $44,000 for the three months ended September 30, 2026 and 2025, respectively. Interest expense related to warrant modifications was $19,000 and $61,000 for the three months ended September 30, 2026 and 2025, respectively.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was nil and nil for the three months ended September 30, 2026 and 2025, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $769,000 and $581,000 for the three months ended September 30, 2026 and 2025, respectively, and the net loss per basic common share was $.01 and $.01 for the three months ended September 30, 2026 and 2025, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's condensed consolidated financial statements for the three months ended September 30, 2026 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2026 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of September 30, 2026, the Company had cash of approximately $62,000. During the three months ended September 30, 2026, net cash used in operating activities was $126,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance, legal, accounting, consulting and investor relations expenses. Cash expenditures were offset by proceeds from financing activities, primarily in debt funding.

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

Investing Activities

During the three months ended September 30, 2026 and 2025, the Company invested $3,000 and nil in the purchase of property and equipment or other investing activities, respectively.

Financing Activities

During the three months ended September 30, 2026, the total net cash provided from financing activities was $187,000. The Company received net cash proceeds of $185,000 from convertible notes less $750 commission, $8,000 from BLG advance, and made $5,000 demand note payment.

During the three months ended September 30, 2025, the total net cash provided from financing activities was $271,000. The Company received net cash proceeds of $240,000 from convertible notes payable, less $1,250 in commissions, $25,000 from demand note and $8,000 from notes payable from related parties.

As of September 30, 2026, the Company has debt obligations consisting of: a) deferred compensation of $1,867,000, b) convertible notes payable of $4,133,000, c) current note payable including accrued interest of $493,000, d) convertible bridge note payable of $500,000 and e) demand note payable of $17,000. As of June 30, 2026, the Company has debt obligations consisting of: a) deferred compensation of $1,368,000, b) convertible notes payable of $1,935,000, c) current note payable including accrued interest of $476,000, d) convertible bridge note payable of $491,000 and e) demand note payable of $22,000.

Plan of Operations and Outlook

As of September 30, 2026, the Company had cash of approximately $62,000.

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

During the three months ended September 30, 2026 the Company had a loss of $769,000 including $425,000 non-cash compensation expenses related to accrued director compensation.

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

Bion is in discussions with several potential strategic partners in engineering, renewable energy (biogas/RNG) and clean fuels, organic fertilizer distribution, and others involved in reducing the environmental footprint of biogas, agriculture, and livestock production. Bion is now evaluating a number of these as potential development and finance partners for project opportunities and signed an MOU with Kimmeridge Energy Management in December 2026 for a potential large RNG facility, that includes a Right of First Refusal on 10 million shares of Bion stock at a premium to the current market. The MOU was extended in June 2026. Further, with the recent OMRI Listing for its commercial fertilizer, the Company has initiated discussions with several large U.S. fertilizer manufacturers and distributors that have demonstrated interest in the product. Bion believes that these and potentially other industry relationships could also entail a direct investment in Bion, licensing fee, or some other ‘up front’ financial benefit to Bion, although there is no assurance that they will.

CONTRACTUAL OBLIGATIONS

The Company entered into an agreement on September 23, 2021, with North Prairie Holdings, LLC (“NPH”) to lease approximately four acres of land near Fair Oaks, Indiana, the site of its Ammonia Recovery System demonstration facility. The original lease term ended December 31, 2024. The lease continues on a month-to-month basis at the same rate of $6,250 per month. Because the lease term is 12 months or less, the Company applies the short-term lease practical expedient and recognizes rent expense as incurred, with no right-of-use asset or lease liability recorded.

The Company had not made consistent lease payments since October 16, 2023. As of June 30, 2026, the Company owed $150,000 in delinquent lease payments, which were included in accounts payable and accrued expenses.

On August 25, 2026, the Company executed a Settlement and Mutual Release Agreement with NPH. In connection with the settlement, the Company issued NPH a convertible promissory note in the initial principal amount of $162,500, representing delinquent rent of 26 months through August 2026 at $6,250 per month. The delinquent rent was reclassified from accounts payable to convertible notes payable. Under the note, monthly rent due on the first of each month is added to principal until the note matures or converts, after which monthly rent payments resume. September 2026 rent of $6,250 was added to principal during the quarter.

As of September 30, 2026, no delinquent lease payments were included in accounts payable. See Note 5, Convertible note payable – North Prairie Holdings. The Settlement Agreement and note are filed as exhibits to the Company’s Form 8-K dated August 27, 2026.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and has concluded that, as of that date, our disclosure controls and procedures were not effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act, as a result of the material weakness in internal control over financial reporting discussed in Item 9(A) of our Form 10-K for the year ended June 30, 2026.

(b) Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

1) Convertible Bridge Loan/Default

On September 28, 2023, the Company entered into an agreement for a $1,500,000 bridge loan with SEB LLC, a non-affiliated party (the "Lender"), and executed a convertible promissory note (the "Note") and a binding subscription agreement (together, the "Bridge Loan Agreements"). The Bridge Loan Agreements required the Lender to loan the Company $1,500,000 in six monthly tranches of $250,000 beginning in October 2023. All amounts advanced, together with interest accrued at 9% per annum, were due and payable on October 1, 2024, if not previously converted. The Note is convertible at the sole election of the Lender at $1 per unit, each unit consisting of one share of the Company's common stock and a warrant to purchase one-half share. The Company received the initial $250,000 tranche on October 5, 2023. In early November 2023, the Lender informed the Company verbally that it did not intend to fund the remaining tranches, and no further tranches were received.

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

The Note matured on October 1, 2024 and has not been repaid or converted. As a result, the Company has been in default under the Note since that date. The balance of the Note, including accrued interest, was $500,405 as of September 30, 2026. The Company is in discussions with representatives of the Lender in an effort to reach a mutually satisfactory resolution. The Lender's failure to fund the remaining tranches materially damaged the Company and contributed to the substantial increase in its current liabilities, including accounts payable, over recent periods. See Note 5 to the condensed consolidated financial statements and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

On July 14, 2026, the Company executed a Settlement Agreement with Hamstra, which, together with a separate agreement between Hamstra and Dilling Group, resulted in the dismissal of all mechanic's liens and litigation related to the construction of the Fair Oaks facility. Under the Settlement Agreement, the Company issued Hamstra a convertible promissory note of $1,774,513, which bears interest at 10% per annum and matures December 31, 2026. The note requires a cash payment of $653,915 at the closing of a future Company financing, with the remaining balance convertible into the Company's common stock at the price of that financing. The amounts due to Hamstra, including $284,828 of interest accrued in connection with the settlement, are included in accounts payable and accrued expenses as of June 30, 2026. On issuance of the note in July 2026, these amounts were reclassified to convertible notes payable. See Notes 5 and 8 to the condensed consolidated financial statements.

North Prairie Holdings. On August 25, 2026, the Company executed a Settlement and Mutual Release Agreement with North Prairie Holdings, LLC, the landlord of the property in Newton County, Indiana on which the Fair Oaks facility is located, resolving amounts owed under the lease. In connection with the settlement, the Company issued North Prairie Holdings a convertible promissory note in the initial principal amount of $162,500. The Settlement Agreement and note are filed as exhibits to the Company's Form 8-K dated August 27, 2026. See Notes 5 and 8 to the condensed consolidated financial statements.

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

During the three months ended September 30, 2026, no shares of common stock were issued.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non- Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: November 13, 2026	By:	/s/ Stephen Craig Scott
Stephen Craig Scott Interim Chief Executive Officer, Interim Principal Executive Officer and Interim Principal Financial Officer

